Form 10-Q
period 2010-07-02
URS CORP /NEW/
filed 2010-08-10
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010

Common Stock, $.01 par value	83,785,492

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and other business trends; future accounting and actuarial estimates; future contract losses; future backlog and book of business conversion; future income tax payments; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future capital expenditures, contractual obligations and commitments; anticipated acquisition of Scott Wilson; future capital resources; future federal governmental approvals of our billing practices; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  economic weakness and declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; impairment of our goodwill; integration of acquisitions; the impact of changes in laws and regulations; nuclear indemnifications and insurance; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; third-party software risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 39, Risk Factors beginning on page 72, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except per share data)

	July 2, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$789,139	$720,621
Short-term investments	482	30,682
Accounts receivable, including retentions of $48,775 and $41,771, respectively	971,525	924,271
Costs and accrued earnings in excess of billings on contracts	1,071,499	1,024,215
Less receivable allowances	(37,980)	(47,651)
Net accounts receivable	2,005,044	1,900,835
Deferred tax assets	58,433	98,198
Other current assets	147,095	130,484
Total current assets	3,000,193	2,880,820
Investments in and advances to unconsolidated joint ventures	101,516	93,874
Property and equipment at cost, net	238,770	258,950
Intangible assets, net	404,623	425,860
Goodwill	3,170,886	3,170,031
Other assets	122,036	74,881
Total assets	$7,038,024	$6,904,416
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$16,240	$115,261
Accounts payable and subcontractors payable, including retentions of $46,978 and $51,475, respectively	625,286	586,783
Accrued salaries and employee benefits	411,170	435,456
Billings in excess of costs and accrued earnings on contracts	210,219	235,268
Other current liabilities	127,287	156,746
Total current liabilities	1,390,202	1,529,514
Long-term debt	786,408	689,725
Deferred tax liabilities	314,429	324,711
Self-insurance reserves	104,415	101,338
Pension and post-retirement benefit obligations	164,269	172,248
Other long-term liabilities	148,973	136,415
Total liabilities	2,908,696	2,953,951
Commitments and contingencies (Note 14)
URS stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200,000 shares; 86,838 and 86,071 shares issued, respectively; and 83,786 and 84,019 shares outstanding, respectively	868	860
Treasury stock, 3,052 and 2,052 shares at cost, respectively	(132,222)	(83,810)
Additional paid-in capital	2,899,309	2,884,941
Accumulated other comprehensive loss	(52,115)	(49,239)
Retained earnings	1,310,609	1,153,062
Total URS stockholders’ equity	4,026,449	3,905,814
Noncontrolling interests	102,879	44,651
Total stockholders’ equity	4,129,328	3,950,465
Total liabilities and stockholders’ equity	$7,038,024	$6,904,416

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues	$2,249,387	$2,297,608	$4,456,863	$4,818,246
Cost of revenues	(2,121,737)	(2,169,268)	(4,208,484)	(4,548,691)
General and administrative expenses	(13,272)	(20,607)	(33,436)	(38,692)
Acquisition-related expenses (Note 15)	(4,113)	—	(4,113)	—
Equity in income of unconsolidated joint ventures	24,261	18,332	48,918	58,345
Operating income	134,526	126,065	259,748	289,208
Interest expense	(5,054)	(11,926)	(14,426)	(26,649)
Other income, net (Note 5)	—	55,498	—	47,914
Income before income taxes	129,472	169,637	245,322	310,473
Income tax expense	(50,247)	(69,490)	(52,429)	(127,125)
Net income including noncontrolling interests	79,225	100,147	192,893	183,348
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(17,298)	(5,011)	(35,346)	(12,740)
Net income attributable to URS	$61,927	$95,136	$157,547	$170,608

Earnings per share (Note 3):
Basic	$0.76	$1.17	$1.94	$2.10
Diluted	$0.76	$1.16	$1.93	$2.08
Weighted-average shares outstanding (Note 3):
Basic	81,211	81,347	81,298	81,420
Diluted	81,536	82,025	81,724	82,021

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Comprehensive income (loss):
Net income including noncontrolling interests	$79,225	$100,147	$192,893	$183,348
Pension and post-retirement related adjustments, net of tax	166	43	1,859	86
Foreign currency translation adjustments, net of tax	(7,588)	14,999	(6,443)	10,322
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	5,115	—	5,115
Unrealized loss on investment in equity securities, net of tax	(372)	—	(372)	—
Unrealized loss on foreign currency forward contract, net of tax	—	(3,111)	—	(10,728)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	10,728	—	10,728
Unrealized gain on interest rate swaps, net of tax	1,194	1,028	2,080	2,255
Comprehensive income	72,625	128,949	190,017	201,126
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(17,298)	(5,011)	(35,346)	(12,740)
Comprehensive income attributable to URS	$55,327	$123,938	$154,671	$188,386

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total URS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631	$31,125	$3,655,756
Employee stock purchases and exercises of stock options	292	3	—	9,238	—	—	9,241	—	9,241
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(189)	(2)	—	(7,958)	—	—	(7,960)	—	(7,960)
Stock-based compensation	886	8	—	18,781	—	—	18,789	—	18,789
Excess tax benefits from stock-based compensation	—	—	—	1,767	—	—	1,767	—	1,767
Foreign currency translation adjustments, net of tax	—	—	—	—	10,322	—	10,322	—	10,322
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	—	—	—	5,115	—	5,115	—	5,115
Pension and post-retirement related adjustments, net of tax	—	—	—	—	86	—	86	—	86
Interest rate swaps, net of tax	—	—	—	—	2,255	—	2,255	—	2,255
Repurchases of common stock	(638)	—	(23,972)	—	—	—	(23,972)	—	(23,972)
Unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	(10,728)	—	(10,728)	—	(10,728)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	10,728	—	10,728	—	10,728
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22,241)	(22,241)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	470	470
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	329	329
Net income including noncontrolling interests	—	—	—	—	—	170,608	170,608	12,740	183,348
Balances, July 3, 2009	84,303	$859	$(66,557)	$2,860,118	$(38,088)	$1,054,550	$3,810,882	$22,423	$3,833,305

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total URS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, January 1, 2010	84,019	$860	$(83,810)	$2,884,941	$(49,239)	$1,153,062	$3,905,814	$44,651	$3,950,465
Employee stock purchases and exercises of stock options	209	2	—	6,336	—	—	6,338	—	6,338
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(330)	(3)	—	(16,066)	—	—	(16,069)	—	(16,069)
Stock-based compensation	888	9	—	20,747	—	—	20,756	—	20,756
Excess tax benefits from stock-based compensation	—	—	—	3,351	—	—	3,351	—	3,351
Foreign currency translation adjustments, net of tax	—	—	—	—	(6,443)	—	(6,443)	—	(6,443)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1,859	—	1,859	—	1,859
Unrealized loss on investment in equity securities, net of tax	—	—	—	—	(372)	—	(372)	—	(372)
Interest rate swaps, net of tax	—	—	—	—	2,080	—	2,080	—	2,080
Repurchases of common stock	(1,000)	—	(48,412)	—	—	—	(48,412)	—	(48,412)
Newly consolidated joint ventures	—	—	—	—	—	—	—	40,975	40,975
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,342)	(23,342)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	7,337	7,337
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(2,088)	(2,088)
Net income including noncontrolling interests	—	—	—	—	—	157,547	157,547	35,346	192,893
Balances, July 2, 2010	83,786	$868	$(132,222)	$2,899,309	$(52,115)	$1,310,609	$4,026,449	$102,879	$4,129,328

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$192,893	$183,348
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	39,663	45,645
Amortization of intangible assets	22,263	26,413
Amortization of debt issuance costs	4,982	3,994
Loss on settlement of foreign currency forward contract	—	27,675
Net gain on sale of investment in unconsolidated joint venture	—	(75,589)
Normal profit	—	(2,589)
Provision for doubtful accounts	1,868	2,959
Deferred income taxes	28,257	89,938
Stock-based compensation	20,756	18,789
Excess tax benefits from stock-based compensation	(3,351)	(1,767)
Equity in income of unconsolidated joint ventures, less dividends received	(13,871)	(11,303)
Changes in operating assets, liabilities and other, net of effects of newly consolidated joint ventures:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	9,192	137,268
Other current assets	(19,247)	8,975
Advances to unconsolidated joint ventures	(1,498)	8,348
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(130,955)	(134,692)
Billings in excess of costs and accrued earnings on contracts	(31,333)	(12,306)
Other long-term liabilities	7,871	665
Other assets	(7,365)	5,433
Total adjustments and changes	(72,768)	137,856
Net cash from operating activities	120,125	321,204
Cash flows from investing activities:
Cash related to newly consolidated joint ventures	20,696	—
Proceeds from disposal of property and equipment	3,432	3,708
Proceeds from sale of investment in unconsolidated joint venture, net of related selling costs	—	282,584
Payment in settlement of foreign currency forward contract	—	(273,773)
Receipt in settlement of foreign currency forward contract	—	246,098
Investments in unconsolidated joint ventures	(4,518)	(10,294)
Changes in restricted cash	(200)	(954)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(18,780)	(21,253)
Purchases of short-term investments	—	(165,530)
Maturity of short-term investment	30,200	—
Net cash from investing activities	30,830	60,586

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In thousands)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from financing activities:
Payments on long-term debt	(5,061)	(112,406)
Net payments under lines of credit and short-term notes	(592)	(220)
Net change in overdrafts	(3,471)	974
Payments on capital lease obligations	(3,365)	(3,196)
Excess tax benefits from stock-based compensation	3,351	1,767
Proceeds from employee stock purchases and exercises of stock options	6,338	9,242
Net distributions to noncontrolling interests	(31,225)	(30,007)
Repurchases of common stock	(48,412)	(23,972)
Net cash from financing activities	(82,437)	(157,818)
Net increase in cash and cash equivalents	68,518	223,972
Cash and cash equivalents at beginning of period	720,621	223,998
Cash and cash equivalents at end of period	$789,139	$447,970

Supplemental information:
Interest paid	$12,184	$23,770
Taxes paid	$6,633	$45,174
Taxes refunded	$—	$30,000

Supplemental schedule of noncash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$3,350	$3,688
Purchase of equity securities unsettled as of July 2, 2010	$42,509	$—

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

0B NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

1BOverview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have more than 41,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We operate through three reporting segments:  the Infrastructure & Environment business, the Federal Services business and the Energy & Construction business.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended January 1, 2010.  The results of operations for the three and six months ended July 2, 2010 are not indicative of the operating results for the full year or for future years.

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

Consolidation of Variable Interest Entities

We participate in joint ventures, which include partnerships and partially-owned limited liability companies, to bid, negotiate and complete specific projects.  We are required to consolidate these joint ventures if we hold the majority voting interest or if we meet the criteria under the variable interest model as described below.

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

Based on the above, if we determine that the power to direct the significant activities is shared by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.  In making the shared-power determination, we analyze the key contractual terms, governance, related party and de facto agency as they are defined in the accounting standard, and other arrangements to determine if the shared power exists.

As required by the accounting standard, we perform a quarterly re-assessment to determine whether we are the primary beneficiary.  This evaluation may result in consolidation of a previously unconsolidated joint venture or in deconsolidation of a previously consolidated joint venture.  See Note 5, “Joint Ventures,” for further information on our VIEs.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Reclassifications

We made reclassifications to the prior years’ financial statements to conform them to the current period presentation.  These reclassifications have no effect on consolidated net income, comprehensive income, or stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  Restricted cash was included in other current assets because it was not material.

At July 2, 2010 and January 1, 2010, cash and cash equivalents included $133.5 million and $112.4 million, respectively, of cash held by our consolidated joint ventures.

Investments

At July 2, 2010, our short-term investments consisted of all highly liquid investments, including interest-bearing time deposits, with maturities of more than 90 days, but less than a year, at the date of purchase.  The carrying values of our short-term investments approximate their fair values.

Our investment in equity securities consists of shares of a publicly traded company and is carried at fair value.  This investment is recorded in “Other assets” on our Condensed Consolidated Balance Sheets.

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

A new accounting standard on consolidation of VIEs became effective for us at the beginning of our 2010 fiscal year.  This standard amends the accounting and disclosure requirements for the consolidation of a VIE.  It requires additional disclosures about the significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and the financial impact on a company due to its involvement with a VIE.  As the standard requires ongoing quarterly evaluation of the application of the new requirements, changes in circumstances could result in the identification of additional VIEs to be consolidated or existing VIEs to be deconsolidated in any reporting period.  We adopted this standard prospectively and based on the carrying values of the entities at the date of adoption.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  For additional disclosure, see Note 5, “Joint Ventures.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

An accounting standard update related to recurring and nonrecurring fair value measurements has been issued.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  It also requires a reconciliation of recurring Level 3 measurements including purchases, sales, issuances and settlements on a gross basis.  The accounting update clarifies certain existing disclosure requirements and requires fair value measurement disclosures for each class of assets and liabilities as opposed to each major category of assets and liabilities.  It also clarifies that entities are required to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the disclosures on the reconciliation of recurring Level 3 measurements, the other new disclosures and clarifications of existing disclosures were effective for us beginning with the first quarter of our 2010 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  See Note 8, “Fair Values of Debt Instruments, Investments and Derivative Instruments,” for our fair value measurement disclosure.  The information about the activity in Level 3 fair value measurements on a gross basis will be effective for us beginning with the first quarter of our 2011 fiscal year.  We currently do not expect that the adoption of this portion of the standard will have a material impact on our consolidated financial statements.

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

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Weighted-average common stock shares outstanding (1)	81,211	81,347	81,298	81,420
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	325	678	426	601
Weighted-average common stock outstanding – Diluted	81,536	82,025	81,724	82,021

(1)	Weighted-average common stock outstanding is net of treasury stock.

(In thousands)	July 2, 2010	July 3, 2009
Anti-dilutive equity awards not included above	416	729

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

Costs and accrued earnings in excess of billings on contracts in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  As of July 2, 2010 and January 1, 2010, costs and accrued earnings in excess of billings on contracts were $1.07 billion and $1.02 billion, respectively.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.

Accounts receivable and costs and accrued earnings in excess of billings on contracts include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.  At July 2, 2010, significant unapproved change orders and claims collectively represented approximately 4% of our accounts receivable and accrued earnings in excess of billings on contracts.

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts with the U.S. federal government and with other customers as of July 2, 2010 and January 1, 2010:

	As of
(In millions)	July 2, 2010	January 1, 2010
Accounts receivable:
U.S. federal government	$361.5	$330.5
Others	610.0	593.8
Total accounts receivable	$971.5	$924.3
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$624.1	$557.7
Others	447.4	466.5
Total costs and accrued earnings in excess of billings on contracts	$1,071.5	$1,024.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 5.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms;

•	Management and operation services, including commercial operations, decontamination, decommissioning, and waste management of a low-level nuclear waste repository in the United Kingdom (“U.K.”); and

•	Procurement and construction of levee improvements.

In accordance with the current consolidation standard, we analyzed all of our joint ventures and classified them into two groups:

•	Joint ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and

•	Joint ventures that do not need to be consolidated because they are either not VIEs and we hold only a minority voting interest, or because they are VIEs of which we are not the primary beneficiary.

During the first quarter of 2010, our review of our joint ventures resulted in the identification and consolidation of several immaterial joint ventures, which, under the previous standard, should have been consolidated.

During the second quarter of 2010, we performed a re-assessment of our joint ventures to determine whether there were changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  Based on our analysis, we concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be de-consolidated.

We aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

(In thousands)	July 2, 2010	January 1, 2010
Cash and cash equivalents	$133,544	$112,424
Net accounts receivable	296,048	228,132
Other current assets	3,247	2,200
Non-current assets	34,238	197
Total assets	$467,077	$342,953

Accounts and subcontractors payable	$184,792	$128,073
Billings in excess of costs and accrued earnings	14,364	14,589
Accrued expenses and other	37,423	31,416
Non-current liabilities	2,857	—
Total liabilities	239,436	174,078

Total URS equity	124,762	124,224
Noncontrolling interests	102,879	44,651
Total owners’ equity	227,641	168,875
Total liabilities and owners’ equity	$467,077	$342,953

Total revenues of the consolidated joint ventures were $418.6 million and $237.8 million for the three months ended July 2, 2010 and July 3, 2009, respectively, and $782.7 million and $566.0 million for the six months ended July 2, 2010 and July 3, 2009, respectively.

For the three and six months ended July 2, 2010 and July 3, 2009, there were no material changes in our ownership interests in our consolidated joint ventures.  In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

The assets of our consolidated joint ventures are restricted for use only by the particular joint venture and are not available for our general operations.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures.  Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

(In thousands)	Unconsolidated VIEs (1)	MIBRAG Mining Joint Venture (2)
July 2, 2010
Current assets	$486,269	N/A
Noncurrent assets	$7,454	N/A
Current liabilities	$346,912	N/A
Noncurrent liabilities	$76,343	N/A

January 1, 2010
Current assets	$574,556	N/A
Noncurrent assets	$18,275	N/A
Current liabilities	$442,688	N/A
Noncurrent liabilities	$84	N/A

Three months ended July 2, 2010 (1)
Revenues	$322,515	N/A
Cost of revenues	$(263,265)	N/A
Income from continuing operations before tax	$59,250	N/A
Net income	$58,615	N/A

Three months ended July 3, 2009
Revenues	$439,529	$85,429
Cost of revenues	$(381,358)	$(78,285)
Income from continuing operations before tax	$58,171	$7,144
Net income	$53,791	$6,975

Six months ended July 2, 2010 (1)
Revenues	$647,184	N/A
Cost of revenues	$(533,406)	N/A
Income from continuing operations before tax	$113,778	N/A
Net income	$108,360	N/A

Six months ended July 3, 2009
Revenues	$1,001,574	$219,606
Cost of revenues	$(873,581)	$(181,770)
Income from continuing operations before tax	$127,993	$37,836
Net income	$121,354	$37,307

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

(2)	During the second quarter of 2009, we sold our equity investment in the MIBRAG mbH (“MIBRAG”) mining venture.

There were no distributions from MIBRAG for the three and six months ended July 2, 2010 and July 3, 2009.  We received $17.7 million and $24.1 million, respectively, of distributions from other unconsolidated joint ventures for the three months ended July 2, 2010 and July 3, 2009 and $35.0 million and $47.0 million, respectively, for the six months ended July 2, 2010 and July 3, 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Maximum Exposure to Loss

In addition to potential losses arising out of the carrying values of the assets and liabilities of our unconsolidated joint ventures, our maximum exposure to loss also includes performance assurances and guarantees we sometimes provide to clients on behalf of joint ventures that we do not directly control.  We enter into these guarantees primarily to support the contractual obligations associated with the joint ventures’ projects.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, the nature of these costs are such that we are not able to estimate amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the exposure to loss as a result of these performance guarantees cannot be calculated.

Sale of Equity Investment in MIBRAG

On June 10, 2009, we completed the sale of our equity investment in MIBRAG.  We received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG.  (See Note 7, “Indebtedness” for further discussion of our foreign currency loss related to the foreign currency forward contract).  The following table describes the impact of these transactions for the three and six months ended July 3, 2009:

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 6.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

(In thousands)	July 2, 2010	January 1, 2010
Equipment and internal-use software	$387,142	$376,169
Construction and mining equipment	120,561	115,954
Furniture and fixtures	57,317	57,038
Leasehold improvements	69,317	71,037
Construction in progress	448	130
Land and improvements	584	584
	635,369	620,912
Accumulated depreciation and amortization	(396,599)	(361,962)
Property and equipment at cost, net	$238,770	$258,950

Our depreciation expense related to property and equipment was $19.8 million and $23.0 million for the three months ended July 2, 2010 and July 3, 2009, respectively, and $39.7 million and $45.6 million for the six months ended July 2, 2010 and July 3, 2009, respectively.

Intangible Assets

Amortization expense related to intangible assets was $11.1 million and $13.2 million for the three months ended July 2, 2010 and July 3, 2009, respectively, and $22.3 million and $26.4 million for the six months ended July 2, 2010 and July 3, 2009, respectively.

NOTE 7.  INDEBTEDNESS

Indebtedness consisted of the following:

(In thousands)	July 2, 2010	January 1, 2010
Bank term loans, net of debt issuance costs	$767,049	$763,858
Obligations under capital leases	14,303	16,481
Notes payable, foreign credit lines and other indebtedness	21,296	24,647
Total indebtedness	802,648	804,986
Less:
Current portion of long-term debt	16,240	115,261
Long-term debt	$786,408	$689,725

2007 Credit Facility

As of both July 2, 2010 and January 1, 2010, the outstanding balance of term loan A was $607.6 million at interest rates of 1.40% and 1.25%, respectively.  As of both July 2, 2010 and January 1, 2010, the outstanding balance of term loan B was $167.4 million at interest rates of 2.65% and 2.50%, respectively.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from the sale of assets and the issuance of debt.  On February 16, 2010, we entered into a consent agreement to our 2007 Credit Facility, which allows us to use the funds from the sale of our equity investment in MIBRAG for general operating purposes.  As a result of this consent, we were no longer required to remit a payment relating to this transaction in the first quarter of 2010 and our next scheduled payment is expected to be due in December 2011.

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

As of July 2, 2010, our consolidated leverage ratio was 1.4, which did not exceed the maximum consolidated leverage ratio of 2.375, and our consolidated interest coverage ratio was 18.1, which exceeded the minimum consolidated interest coverage ratio of 5.0.  During the first quarter of 2010, Moody’s Investor Services upgraded our credit rating to Ba1.  On April 16, 2010, Standard and Poor’s upgraded our credit rating to BB+.  As a result of our upgraded credit ratings, some of our non-financial covenants, such as the ability to acquire other companies, are no longer applicable or became less restrictive.  We were in compliance with the covenants of our 2007 Credit Facility as of July 2, 2010.

Revolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of July 2, 2010 and January 1, 2010.  As of July 2, 2010, we had issued $556.3 million of letters of credit, leaving $143.7 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of July 2, 2010, we would remain in compliance with the covenants of our 2007 Credit Facility.

1Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of July 2, 2010 and January 1, 2010, we had outstanding amounts of $21.3 million and $24.6 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes were approximately 5.5% and 5.6% as of July 2, 2010 and January 1, 2010, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of July 2, 2010 and January 1, 2010, we had $15.0 million and $15.8 million in lines of credit available under these facilities, respectively, with no amount outstanding.

Capital Leases.  As of July 2, 2010 and January 1, 2010, we had obligations under our capital leases of approximately $14.3 million and $16.5 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 8.  FAIR VALUES OF DEBT INSTRUMENTS, INVESTMENTS AND DERIVATIVE INSTRUMENTS

Our investments and derivative instruments were carried at their fair values as of July 2, 2010 and January 1, 2010, as presented in the following tables:

(In millions)	Carrying Value as of July 2, 2010	Fair Value Measurement as of July 2, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$3.6	$—	$3.6	$—
Short-term investment	0.5	—	0.5	—
Foreign currency option contract	0.1	—	0.1	—
Investment in equity securities included in Other assets	41.8	41.8	—	—

(In millions)	Carrying Value as of January 1, 2010	Fair Value Measurement as of January 1, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$7.1	$—	$7.1	$—
Short-term investments	30.7	—	30.7	—

2007 Credit Facility

As of July 2, 2010 and January 1, 2010, the estimated current market values of term loans A and B, net of debt issuance costs, were approximately $11.9 million and $25.3 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loans.  The change in the fair values of our loans from January 1, 2010 to July 2, 2010 was due to market forces and recent credit rating upgrades by two outside credit rating agencies.

Interest Rate Swap

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have one floating-for-fixed interest rate swap with a notional amount of $200.0 million, maturing on December 31, 2010.  As of July 2, 2010 and January 1, 2010, the fair value of our swap liability was $3.6 million and $7.1 million, respectively.  The swap liability was recorded in “Other current liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to the fair value of the swap liability were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations as our interest rate swap is an effective hedge.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data as of July 2, 2010 and January 1, 2010 and for the duration of each derivative’s terms.  The fair values of our short-term investments, consisting of interest-bearing time deposits, approximate their carrying values based upon the current market rates for similar instruments.

Foreign Currency Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have one outstanding option contract to sell British pounds sterling.

As of July 2, 2010, the fair value of our foreign currency option contract was an asset of $0.1 million, which was included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For the three and six months ended July 2, 2010, we recorded a $0.1 million loss related to the change in the fair value of this contract in “Cost of revenues” on our Condensed Consolidated Statements of Operations.

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

We settled our foreign currency forward contract during the second quarter of 2009.  For the three and six months ended July 3, 2009, we recorded losses on the settlement of the foreign currency forward contract of $21.5 million and $27.7 million, respectively, in “Other income (expense), net” on our Condensed Consolidated Statements of Operations.  The following table presents the components of our foreign currency forward contract loss:

(In millions)	Three Months Ended April 3, 2009	Three Months Ended July 3, 2009	Six Months Ended July 3, 2009
Effective hedge portion of the contract	$—	$17.9	$17.9
Unhedged portion of the contract	6.2	3.6	9.8
Loss on settlement of foreign currency forward contract	$6.2	$21.5	$27.7

Investment in Equity Securities

On July 2, 2010, we purchased 9,656,277 shares of Scott Wilson Group plc. (“Scott Wilson”) related to our proposed acquisition of Scott Wilson.  This share purchase remained unsettled at July 2, 2010.  We recorded this equity investment at its fair value of $41.8 million in “Other assets” on our Condensed Consolidated Balance Sheets.  See Note 15, “Acquisition,” for more information on our proposed acquisition of Scott Wilson.

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	As of
(In millions)	July 2, 2010	January 1, 2010
Billings in excess of costs and accrued earnings on contracts	$172.2	$195.6
Advance payments negotiated as a contract condition	11.6	10.1
Estimated losses on uncompleted contracts	13.8	19.0
Normal profit liabilities	0.3	0.4
Project-related legal liabilities and other project-related reserves	4.5	5.9
Other	7.8	4.3
Total	$210.2	$235.3

NOTE 10.  INCOME TAXES

Our effective income tax rates for the three months ended July 2, 2010 and July 3, 2009 were 38.8% and 41.0%, respectively.  Our effective income tax rates for the six months ended July 2, 2010 and July 3, 2009 were 21.4% and 41.0%, respectively.  The reduction in the rate for the six months ended July 2, 2010 was primarily due to our determination made during the first quarter of 2010 that earnings of all of our foreign subsidiaries will be indefinitely reinvested offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  On February 16, 2010, we entered into a consent with our lenders related to our 2007 Credit Facility that permits us to utilize the funds received in June 2009 from the sale of our equity investment in MIBRAG for general operating purposes.  This consent allowed these funds to be indefinitely reinvested offshore to facilitate the implementation of our strategy to expand our international business.  During the first quarter of 2010, we determined that our plans to expand the scope of our international presence would require that we indefinitely reinvest the earnings of all of our foreign subsidiaries.  For fiscal years 2007 and 2008, our foreign subsidiaries distributed $0.1 million and $8.3 million, respectively, to U.S. shareholders.  There were no cash distributions made by our foreign subsidiaries to U.S. shareholders for fiscal year 2009 or for the six months ended July 2, 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The reconciliation of our effective tax rates for the six months ended July 2, 2010 and July 3, 2009 is as follows:

	July 2, 2010		July 3, 2009
	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$85,863	35.0%	$108,666	35.0%
State taxes, net of federal benefit	11,336	4.6%	15,014	4.8%
Change in indefinite reinvestment assertion	(61,796)	(25.2%)	—	—
Adjustments to valuation allowances	9,557	3.9%	—	—
Adjustments related to changing foreign tax credits to deductions	13,616	5.6%	—	—
Foreign income taxed at rates other than 35%	(7,957)	(3.2%)	(145)	—
Other adjustments	1,810	0.7%	3,590	1.2%
Total income tax expense	$52,429	21.4%	$127,125	41.0%

As of July 2, 2010, our federal net operating loss (“NOL”) carryover was approximately $22.2 million.  These federal NOL carryovers expire in years 2020 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $412.0 million.  These state NOL carryovers expire in years 2010 through 2027.  There are also foreign NOL carryovers in various taxing jurisdictions of approximately $311.9 million.  The majority of the foreign NOL carryovers have no expiration date.  The NOL carryovers result in a deferred tax asset of $111.8 million.  A valuation allowance of $90.3 million has been established against these deferred tax assets.  None of the remaining deferred tax assets related to NOL carryovers is individually material.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

We anticipate that cash payments for income taxes for 2010 and later years will be substantially less than income tax expense recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization.  As of July 2, 2010, we have remaining tax-deductible goodwill of $378.0 million resulting from acquisitions by WGI before our acquisition of WGI, as well as from our other prior acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 13 years.  The tax deduction for goodwill for 2010 is expected to be $87.2 million.  The amount of the tax deduction for goodwill is expected to decrease slightly over the next four years and will be substantially lower after five years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 11.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to the defined benefit plans for the three and six months ended July 2, 2010 and July 3, 2009 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plan
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$1,590	$1,660	$—	$—
Interest cost	4,610	4,605	265	182
Expected return on plan assets	(3,933)	(3,745)	(154)	(106)
Amortization of:
Prior service costs	(796)	(796)	—	—
Net loss	902	246	23	—
Net periodic pension cost	$2,373	$1,970	$134	$76

	Six Months Ended
	Domestic Plans		Foreign Plan
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$3,180	$3,320	$—	$—
Interest cost	9,220	9,210	543	355
Expected return on plan assets	(7,866)	(7,490)	(315)	(207)
Amortization of:
Prior service costs	(1,592)	(1,592)	—	—
Net loss	1,804	492	47	—
Net periodic pension cost	$4,746	$3,940	$275	$148

During the three and six months ended July 2, 2010, we made cash contributions, including employer-directed benefit payments, of $4.4 million and $12.0 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $8.7 million for the remainder of 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three months ended July 2, 2010 and July 3, 2009 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$17	$16	$34	$32
Interest cost	562	637	1,124	1,274
Expected return on plan assets	(63)	(53)	(126)	(106)
Amortization of:
Net gain	(33)	(36)	(66)	(72)
Net periodic benefit cost	$483	$564	$966	$1,128

During the three and six months ended July 2, 2010, we made employer-directed benefit payments of $0.8 million and $1.8 million, respectively, to the post-retirement benefit plans.  We expect to make cash contributions, including estimated employer-directed benefit payments, of approximately $1.9 million for the remainder of 2010.

NOTE 12.  STOCKHOLDERS’ EQUITY

Equity Incentive Plans

As of July 2, 2010, approximately 2.2 million shares were issued as restricted stock awards and 0.1 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 2.7 million shares remained reserved for future grant under the 2008 Plan.  The 2008 Plan replaced our 1999 Equity Incentive Plan (the “1999 Plan”).  Although our 1999 Plan became inactive, as of July 2, 2010, we still had approximately 0.7 million shares of nonvested restricted stock awards and restricted stock units and approximately 0.7 million shares of outstanding unexercised stock options that had been granted under the 1999 Plan.

Stock Repurchase Program

During the first quarter ended April 2, 2010, we repurchased an aggregate of 1.0 million shares of our common stock at an average price of $48.41 per common share for approximately $48.4 million.  During the first quarter ended April 3, 2009, we repurchased an aggregate of 0.6 million shares of our common stock at an average price of $37.57 per common share for approximately $24.0 million.  We did not repurchase any shares of our common stock during the three months ended July 2, 2010 and July 3, 2009.

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table presents our stock-based compensation expenses related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized for the three and six months ended July 2, 2010 and July 3, 2009:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Stock-based compensation expenses:
Restricted stock awards and units	$10.2	$10.1	$20.6	$18.0
Employee stock purchase plan	0.1	0.1	0.2	0.8
Stock-based compensation expenses	$10.3	$10.2	$20.8	$18.8

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$4.0	$3.9	$8.0	$7.2

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

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over a four-year vesting period.  Vesting of some awards is subject to both service requirements and performance conditions.  Restricted stock awards and units with a performance condition vest upon achievement of an annual net income target, established in the first quarter of the fiscal year preceding the vesting date.  Our awards are measured based on the stock price on the date that all of the key terms and conditions related to the award are known and are expensed over their respective vesting periods.  Restricted stock awards and units are expensed on a straight-line basis over their respective vesting periods subject to the probability of meeting performance and/or service requirements.

As of July 2, 2010, we had estimated unrecognized stock-based compensation expense of $111.5 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.8 years.  The following table summarizes the total fair values of vested shares, according to their contractual terms, and the grant date fair values of restricted stock awards and units granted during the six months ended July 2, 2010 and July 3, 2009:

(In millions)	July 2, 2010	July 3, 2009
Fair values of shares vested	$37.6	$20.5
Grant date fair values of restricted stock awards and units granted	$41.0	$49.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the six months ended July 2, 2010 is presented below:

	Six Months Ended July 2, 2010
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2010	2,644,571	$42.16
Granted	935,297	$43.87
Vested	(917,904)	$40.94
Forfeited	(45,142)	$41.86
Nonvested at July 2, 2010	2,616,822	$43.21

Stock Options

We have not granted any stock options since September 2005.  Stock options expire in ten years from the date of grant.  A summary of the status and changes of the stock options, according to their contractual terms, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at January 1, 2010	766,066	$22.99	3.46	$16.5
Exercised	(93,069)	$21.55
Forfeited/expired/cancelled	(334)	$25.97
Outstanding and exercisable at July 2, 2010	672,663	$23.19	3.06	$9.7

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $37.64 as of July 2, 2010, which would have been received by the option holders had all option holders exercised their options on that date.

For the six months ended July 2, 2010 and July 3, 2009, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $2.5 million and $4.4 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards nor any unrecognized related expense.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 13.  SEGMENT AND RELATED INFORMATION

We operate our business through the following three segments:

•
Infrastructure & Environment business (formerly referred to as the URS Division) provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table presents summarized financial information for our reportable segments.  “Inter-segment, eliminations and other” in the following table includes eliminations of inter-segment sales and investments in subsidiaries.  The segment balance sheet information presented below is included for informational purposes only.  We do not allocate resources based upon the balance sheet amounts of individual segments.  Our long-lived assets consist primarily of property and equipment.

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues
Infrastructure & Environment	$751.1	$812.1	$1,526.2	$1,643.7
Federal Services	652.0	652.7	1,289.6	1,287.1
Energy & Construction	859.7	850.7	1,667.7	1,924.0
Inter-segment, eliminations and other	(13.4)	(17.9)	(26.6)	(36.6)
Total revenues	$2,249.4	$2,297.6	$4,456.9	$4,818.2
Equity in income of unconsolidated joint ventures
Infrastructure & Environment	$0.8	$0.9	$1.6	$3.4
Federal Services	1.4	1.2	2.9	3.0
Energy & Construction	22.1	16.2	44.4	51.9
Total equity in income of unconsolidated joint ventures	$24.3	$18.3	$48.9	$58.3
Contribution (1)
Infrastructure & Environment	$56.6	$72.1	$110.5	$138.1
Federal Services	44.8	43.4	86.1	84.0
Energy & Construction	47.1	43.3	91.7	123.6
General and administrative expenses	(26.2)	(28.0)	(51.6)	(51.4)
Total contribution	$122.3	$130.8	$236.7	$294.3
Operating income
Infrastructure & Environment	$54.6	$70.2	$105.9	$133.6
Federal Services	37.6	38.1	73.4	73.9
Energy & Construction	55.7	38.3	113.9	120.3
General and administrative expenses (2)	(13.3)	(20.6)	(33.4)	(38.7)
Total operating income	$134.6	$126.0	$259.8	$289.1
Depreciation and amortization
Infrastructure & Environment	$8.6	$8.7	$17.3	$17.1
Federal Services	5.4	5.6	10.8	11.3
Energy & Construction	15.1	20.0	30.2	40.0
Corporate and other	1.8	1.9	3.6	3.7
Total depreciation and amortization	$30.9	$36.2	$61.9	$72.1

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A reconciliation of segment contribution to segment operating income for the three and six months ended July 2, 2010 and July 3, 2009 is as follows:

	Three Months Ended July 2, 2010
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$56.6	$44.8	$47.1	$(26.2)	$122.3
Noncontrolling interests	1.6	—	24.0	—	25.6
Amortization of intangible assets	(0.1)	(3.9)	(7.2)	—	(11.2)
Stock-based compensation expenses	(3.4)	(1.3)	(3.1)	7.8	—
Other miscellaneous unallocated expenses	(0.1)	(2.0)	(5.1)	5.1	(2.1)
Operating income (loss)	$54.6	$37.6	$55.7	$(13.3)	$134.6

	Three Months Ended July 3, 2009
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$72.1	$43.4	$43.3	$(28.0)	$130.8
Noncontrolling interests	1.6	—	6.8	—	8.4
Amortization of intangible assets	(0.1)	(4.2)	(8.9)	—	(13.2)
Stock-based compensation expenses	(3.3)	(1.1)	(2.8)	7.2	—
Other miscellaneous unallocated expenses	(0.1)	—	(0.1)	0.2	—
Operating income (loss)	$70.2	$38.1	$38.3	$(20.6)	$126.0

	Six Months Ended July 2, 2010
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$110.5	$86.1	$91.7	$(51.6)	$236.7
Noncontrolling interests	2.7	—	47.2	—	49.9
Amortization of intangible assets	(0.2)	(7.9)	(14.2)	—	(22.3)
Stock-based compensation expenses	(7.0)	(2.6)	(6.2)	15.8	—
Other miscellaneous unallocated expenses	(0.1)	(2.2)	(4.6)	2.4	(4.5)
Operating income (loss)	$105.9	$73.4	$113.9	$(33.4)	$259.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

	Six Months Ended July 3, 2009
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$138.1	$84.0	$123.6	$(51.4)	$294.3
Noncontrolling interests	2.2	—	19.1	—	21.3
Amortization of intangible assets	(0.2)	(8.4)	(17.8)	—	(26.4)
Stock-based compensation expenses	(6.3)	(1.7)	(4.4)	12.4	—
Other miscellaneous unallocated expenses	(0.2)	—	(0.2)	0.3	(0.1)
Operating income (loss)	$133.6	$73.9	$120.3	$(38.7)	$289.1

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

(In millions)	July 2, 2010	January 1, 2010
Infrastructure & Environment	$7.2	$7.4
Federal Services	4.7	4.8
Energy & Construction	89.6	81.7
Total investments in and advances to unconsolidated joint ventures	$101.5	$93.9

Infrastructure & Environment	$97.5	$114.3
Federal Services	30.5	31.1
Energy & Construction	94.2	103.0
Corporate	16.6	10.6
Total property and equipment, net of accumulated depreciation	$238.8	$259.0

Total assets by segment are as follows:

(In millions)	July 2, 2010	January 1, 2010
Infrastructure & Environment	$1,684.2	$1,654.3
Federal Services	1,460.3	1,505.3
Energy & Construction	3,529.4	3,616.7
Corporate	5,712.5	5,377.7
Eliminations	(5,348.4)	(5,249.6)
Total assets	$7,038.0	$6,904.4

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation, by geographic areas are shown below:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenues
United States	$2,093.1	$2,073.2	$4,140.1	$4,393.9
International	161.1	227.9	325.4	431.1
Eliminations	(4.8)	(3.5)	(8.6)	(6.8)
Total revenues	$2,249.4	$2,297.6	$4,456.9	$4,818.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

No individual foreign country contributed more than 10% of our consolidated revenues for the three and six months ended July 2, 2010 and July 3, 2009.

(In millions)	July 2, 2010	January 1, 2010
Property and equipment at cost, net
United States	$202.4	$220.1
International	36.4	38.9
Total property and equipment at cost, net	$238.8	$259.0

There are no material concentrations of our net property and equipment in any individual foreign country.

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with the U.S. Army, our largest customer, which contributed 22% and 21% of our consolidated revenues for the three and six months ended July 2, 2010, respectively.  We also have multiple contracts with the Department of Energy (“DOE”), which contributed 14% and 13% of our consolidated revenues for the three and six months ended July 2, 2010, respectively.  The loss of the federal government, the U.S. Army, or DOE, as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any single contract would not have a material adverse effect on our business.

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 49% of our consolidated revenues for both the three months and the six months ended July 2, 2010.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

Our revenues from the U.S. Army and DOE for the three and six months ended July 2, 2010 and July 3, 2009 are presented below:

	Three Months Ended		Six Months Ended
(In millions)	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
The U.S. Army (1)
Infrastructure & Environment	$39.3	$35.1	$79.3	$68.9
Federal Services	349.3	339.4	697.0	693.4
Energy & Construction	99.3	28.7	176.9	50.4
Total U.S. Army	$487.9	$403.2	$953.2	$812.7

DOE
Infrastructure & Environment	$1.3	$3.0	$2.4	$6.0
Federal Services	22.9	12.4	29.5	24.2
Energy & Construction	281.8	137.4	527.1	266.1
Total DOE	$306.0	$152.8	$559.0	$296.3

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

Approximately 121 lawsuits are currently pending against URS Corporation (Nevada) and other defendants in Hennepin County District Court in Minnesota.  The cases include the claims of 137 injured people, the estates of 11 of the individuals who died as a result of the bridge collapse, and one separate suit for insurance subrogation.  In March 2010, URS Corporation (Nevada) settled the lawsuit initiated by the State of Minnesota by agreeing to pay $5 million to the State of Minnesota.  The remaining lawsuits assert a variety of claims against URS Corporation (Nevada) including:  professional negligence, breach of contract, subrogation, statutory reimbursement, contribution and indemnity.  Insurers have also raised subrogation claims for intervention in 38 of the individual lawsuits.

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

•
New Orleans Levee Failure Class Action Litigation:  From July 1999 through May 2005, Washington Group International, Inc., an Ohio company, subsequently renamed URS Energy & Construction, Inc. (“WGI Ohio”), a wholly owned subsidiary acquired by us on November 15, 2007, performed demolition, site preparation, and environmental remediation services for the U.S. Army Corps of Engineers on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana.  On August 29, 2005, Hurricane Katrina devastated New Orleans.  The storm surge created by the hurricane overtopped the Industrial Canal levee and floodwall, flooding the Lower Ninth Ward and other parts of the city.

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

On March 22, 2010, the developer filed a Chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of California that effectively stayed or suspended the joint venture’s highway litigation in Superior Court and the toll road arbitration.  On March 26, 2010, the joint venture filed a petition seeking to remove the previously filed foreclosure action regarding the mechanic’s lien on the toll road properties to the Bankruptcy Court.  On March 31, 2010, the developer filed its own adversary proceeding seeking a declaration from the Bankruptcy Court that any mechanic’s liens filed on the toll road were invalid.  (These matters and a separate foreclosure proceeding filed by another SR-125 contractor were consolidated by the Bankruptcy Court on June 10, 2010).  The developer, joined by its lenders, filed a motion for summary judgment on April 26, 2010, contending that the mechanic’s liens filed by the joint venture and another contractor were invalid.  A formal hearing on the motion was held on July 1, 2010.  On July 28, 2010, the Bankruptcy Court denied the developer’s and lenders’ motion for summary judgment and ruled that the joint venture can assert a mechanic’s lien against the developer’s distinct private property interests in the toll road.

Prior to our acquisition, WGI recognized substantial losses on the project through the joint venture.  As of July 2, 2010, our equity investment in the joint venture was $28.3 million.

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

To date, only a portion of the cost increases have been agreed to with the customer and acknowledged through executed change orders.  During the three months and the six months ended July 2, 2010, we recorded charges to income of $5.1 million and $5.7 million, respectively, for this project, bringing the cumulative project losses to approximately $87.7 million as of July 2, 2010.  On November 25, 2009, the consortium filed a Notice of Arbitration in the U.K. for breach of contract and client-directed changes.  While the estimated losses have been recognized, the potential range of additional loss, if any, and the resolution of this matter cannot be determined at this time.

The resolution of outstanding claims is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or legal proceedings could have a material adverse effect on us.

Insurance

Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.

Guarantee Obligations and Commitments

As of July 2, 2010, we had the following guarantee obligations and commitments:

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $7.2 million as of July 2, 2010.

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

As of July 2, 2010, the amount of the guarantee used to collateralize the credit facility of one of our U.K. operating subsidiaries and bank guarantee lines of some of our European subsidiaries was $7.8 million.

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

NOTE 15.  ACQUISITION

On June 30, 2010, we announced a revised offer to acquire Scott Wilson, an infrastructure engineering and design firm based in the U.K.  Under the terms of the revised offer, we will purchase all of the shares of Scott Wilson for approximately £223 million (equivalent to approximately U.S. $338 million as of July 2, 2010).  Each shareholder of Scott Wilson may elect to receive £2.90 per share in cash or, alternatively, to accept a loan note instrument for the same cash value up to an aggregate limit of £30 million.  Our revised offer is subject to a number of customary terms and conditions, including regulatory and other clearances, authorizations and approvals (e.g., the approval of the U.K. courts and other statutory requirements).  The Scott Wilson shareholders approved the transaction on July 30, 2010.  The acquisition cannot be completed until all the requirements (including those described above) are satisfied; however, we anticipate the acquisition will be completed during the three months ended October 1, 2010.

During the three months ended July 2, 2010, we purchased 9,656,277 shares of Scott Wilson for $42.5 million related to this proposed acquisition.  This share purchase remained unsettled at July 2, 2010.  These shares represented approximately 13.1% of the outstanding shares of Scott Wilson.  We recorded this investment in “Other assets” on our Condensed Consolidated Balance Sheets.

For both the three and six months ended July 2, 2010, we recognized $4.1 million of expenses related to this proposed acquisition in “Acquisition-related expenses” on our Condensed Consolidated Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with this proposed acquisition as discussed above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 72; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010, which was previously filed with the Securities and Exchange Commission.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We have more than 41,000 employees in a global network of offices and contract-specific job sites in more than 30 countries.  We provide our services through three businesses:  Infrastructure & Environment, Federal Services and Energy & Construction.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended July 2, 2010

Consolidated revenues for the second quarter of 2010 were $2.2 billion compared with $2.3 billion during the same period in 2009, a decrease of 2.1% primarily due to lower demand for the services we provide to clients in our power and industrial and commercial market sectors.  By contrast, revenues increased from our work in the federal and infrastructure market sectors.  Additionally, the revenue decrease from our power and industrial and commercial market sectors was partially offset by an increase of $84.9 million in revenues resulting from the consolidation of some joint ventures commencing at the beginning of fiscal year 2010.  Net income attributable to URS decreased 34.9% from $95.1 million during the second quarter of 2009 to $61.9 million for the second quarter of 2010.  The decrease primarily reflects an after-tax gain of $35.5 million in the second quarter of fiscal year 2009 resulting from the sale of our equity investment in an incorporated mining joint venture in Germany – MIBRAG mbH (“MIBRAG”).  This decrease in net income was partially offset by an increase in equity in income of unconsolidated joint ventures and reductions in our general and administrative expenses and interest expense.

Cash Flows and Debt

During the six months ended July 2, 2010, we generated $120.1 million in cash from operations.  Cash flows from operations decreased by $201.1 million for the six months ended July 2, 2010 compared with the same period in 2009.  This decrease was primarily due to the timing of payments from clients on accounts receivable, the consumption of advance payments from clients as projects moved towards completion, the timing of project performance payments, the timing of payments to joint ventures, and the timing of income tax payments, as well as a decrease in our operating income.  The decrease was partially offset by a decrease in interest payments.

Our ratios of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) were 16% and 17% as of July 2, 2010 and January 1, 2010, respectively.

Acquisition

We expect to use approximately $338.0 million in cash to complete the proposed acquisition of Scott Wilson Group plc. (“Scott Wilson”) and an additional $7.5 to $9.5 million for acquisition-related costs during the three months ended October 1, 2010, inclusive of amounts accrued during the three months ended July 2, 2010.

Boof of Business

As of July 2, 2010, our total book of business was $28.0 billion, a net decrease of $1.4 billion, compared to $29.4 billion as of January 1, 2010.  Please see Book of Business on page 44 for explanation of this decrease.

Business Trends

Given the continuing turmoil in global financial markets and current economic uncertainty, it is difficult to predict the impact of the global recession on our business.  For the six months ended July 2, 2010, we experienced a decline in revenues compared to the same period in fiscal 2009.  We are continuing to monitor the situation carefully to determine the potential impact on our business during our 2010 fiscal year.  However, the continuing global uncertainty and challenging economic conditions may impair our ability to forecast business trends accurately.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 72.

Power

We expect revenues from our power market sector to decline during the remainder of our 2010 fiscal year, compared to power revenues for our 2009 fiscal year, primarily due to the timing of new emissions control projects and the delay in some projects as a result of the economic downturn.  Many of our utility clients have completed or are in the final phases of projects that will enable them to meet a 2010 deadline for emissions reductions mandated by the Clean Air Interstate Rule (the “Rule”), and we are experiencing a delay before utilities move forward with projects to meet the Rule’s 2015 deadline for further reductions.  However, the U.S. Environmental Protection Agency has proposed new guidelines for utilities, known as the Transport Rule, which would accelerate this timeline by requiring power plants to meet stricter emission targets by 2012.  If adopted, we expect the new Transport Rule will create new opportunities for our emissions control business.

In addition, we anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants.  Gas-fired power plants produce fewer emissions than coal-fired facilities and the current low cost of natural gas makes gas-fired power plants more cost-effective to operate.  We also expect to continue benefiting from demand for the advanced nuclear technology services we provide to increase the generating capacity and extend the service life of existing nuclear facilities.  In addition, the current U.S. Administration has proposed increasing the size of the DOE’s nuclear loan guarantee program to approximately $54 billion to support the development of new nuclear facilities.

Infrastructure

We expect revenues from our infrastructure market sector to grow for the remainder of our 2010 fiscal year given the need to rebuild and modernize aging infrastructure and the diversity of funding sources for infrastructure improvement programs.  Because of the economic downturn and lower tax revenues, many state governments have reduced spending for key infrastructure programs; as a result, an increasing proportion of our infrastructure work is being funded through a variety of other sources, such as bonds, dedicated tax measures and user fees.  For example, state and local governments continued to raise capital for infrastructure programs by issuing bonds.  We expect bonds will be used by states and municipalities to fund a variety of transportation and public facilities projects.

We also expect to benefit from infrastructure spending contained in the federal stimulus package.  The American Recovery and Reinvestment Act (“ARRA”) allocates approximately $65 billion in funding for the types of infrastructure programs for which we provide services, including $8 billion for the development of high-speed passenger rail programs.  In addition, Congress has approved an extension to the Safe, Accountable, Flexible, Efficient Transportation Equity Act:  A Legacy for Users through the remainder of 2010, which is expected to provide $49 billion to the Federal Highway Administration for highway construction projects.

Federal

We expect revenues from our federal market sector to grow for the remainder of our 2010 fiscal year based on the diversification of our federal business; steady demand for the types of services we provide to the Department of Defense (“DOD”), the Department of Energy (“DOE”) and other federal agencies; and stable funding for the types of programs we support.  The DOD’s 2010 budget includes more than $375 billion in funding for programs that are important to our business, including operations and maintenance; research, development, test and evaluation; chemical demilitarization; and the Military Transformation Initiative.  The DOD’s proposed budget request for its 2011 fiscal year, which begins on October 1, 2010, contains approximately $159 billion in funding for contingency operations in the Middle East and $17 billion for the Military Construction program.

In addition, the DOE’s 2010 budget includes approximately $17 billion in funding for programs that support virtually all our work for the DOE.  The ARRA also allocates approximately $6 billion in funding to accelerate the cleanup of former nuclear weapons productions and testing facilities, including $1.5 billion for the five major sites where we manage operations.  This year, we expect that the DOE will allocate approximately $500 million of the $1.5 billion to these five sites.  For its 2011 fiscal year, the DOE’s proposed budget contains more than $18 billion for environmental remediation, nuclear waste disposal, operations management programs, nuclear weapons, nuclear research and development, and nuclear nonproliferation.  We also expect to continue to benefit from the diversification of our federal business.  We currently support more than 25 federal agencies, including the National Aeronautics and Space Administration (“NASA”); the Departments of Health and Human Services, Homeland Security, and Veterans Affairs; and the General Services Administration.

Several factors may, however, impact our federal market sector results.  First, the federal government continues to increase the use of Indefinite Delivery Contracting vehicles, in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors.  As a result, new work awards tend to be smaller and of shorter duration, since they represent individual tasks rather than large, programmatic assignments.  In addition, the federal government has announced its intention to reduce the outsourcing of services to outside contractors in favor of insourcing jobs to its federal employees, and we expect that some of our contracts will be impacted by this decision.  While it is difficult to predict the extent to which insourcing will occur or its effect on the types of programs we support, insourcing by the current Administration could result in fewer opportunities in some components of the federal market sector.

Industrial and Commercial

We expect revenues from our industrial and commercial market sector to continue to decline for the remainder of our 2010 fiscal year, compared to industrial and commercial revenues for our 2009 fiscal year.  The economic downturn has resulted in reductions in spending on capital improvement projects among clients in the oil and gas, manufacturing and mining industries.  As a result, we have experienced and expect to continue to experience delays, curtailments or cancellations in new capital projects for which we typically provide engineering, procurement and construction services.  For the remainder of our 2010 fiscal year, we expect fewer opportunities for growth as our clients take a cautious approach to starting large-scale capital improvement projects that require the engineering, procurement and construction services we provide.

At the same time, there are several positive developments in this market sector.  For example, as a result of the recent stabilization of oil prices and uncertainty regarding off-shore production, we expect to see new opportunities related to the development of the Canadian oil sands.  As the prices of metals and mineral resources stabilize, we also anticipate mining clients will accelerate mining activities and restart operations that were previously suspended, increasing demand for the services we provide.  In the manufacturing sector, we are continuing to benefit from stable demand for our facilities management work as clients continue to outsource non-core functions to manage their overhead costs.

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

We cannot determine if proposed climate change and greenhouse gas regulations would have a material impact on our business or our clients’ businesses at this time; however, any new regulations could affect demand for the services we provide to our clients.  For example, we could see reduced client demand for our services related to fossil fuel and industrial projects, and increased demand for environmental, infrastructure and nuclear and alternative energy related services.

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

While the value of our book of business is a predictor of future revenues and equity in income of unconsolidated joint ventures, we have no assurance, nor can we provide assurance, that we will ultimately realize the maximum potential values for backlog, option years or IDCs.  Based on our historical experience, our backlog has the highest likelihood of converting into revenues or equity in income of unconsolidated joint ventures because it is based upon signed and executable contracts with our clients.  Option years are not as certain as backlog because our clients may decide not to exercise one or more option years.  Because we do not perform work under IDCs until specific task orders are issued by our clients, the value of our IDCs is not as likely to convert into revenues or equity in income of unconsolidated joint ventures as other categories of our book of business.

As of July 2, 2010, our total book of business was $28.0 billion, a net decrease of $1.4 billion, compared to $29.4 billion as of January 1, 2010.  The decrease related primarily to our federal market sector and was attributable to the following factors:

The flow of major project competitions and re-competitions in which we participate – Major projects in our federal market sector are generally awarded for periods ranging between three and seven years, although some are for longer periods.  In addition, many such projects include option years, exercisable at our clients’ option, which may extend the project for several additional years.  Major project competitions and re-competitions also tend to occur in cycles, meaning that several may occur within a year or two of each other, which is then followed by a period without any competitive activity until the contracts near their completion.  As a result, our federal market sector book of business from major projects tends to grow in large increments and then decrease steadily over time until it is replenished through awards from new competitions or by our having successfully re-competed for the project as they near the end of their contractual lives.  The current year is not an active re-competition period.

Delays in project awards – Award notifications regarding several competitions for major U.S. federal projects have been delayed beyond their original schedules.

Increased use of IDC awards - The U.S. federal government also is increasing the use of Indefinite Delivery Contracting vehicles, in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors.  As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks, rather than large, programmatic assignments.

The following tables summarize our book of business:

	As of
(In billions)	July 2, 2010	January 1, 2010
Backlog by market sector:
Power	$1.2	$1.3
Infrastructure	2.7	2.6
Industrial and commercial	1.5	1.3
Federal	11.1	12.1
Total backlog	$16.5	$17.3

(In billions)	Infrastructure & Environment	Federal Services	Energy & Construction	Total
As of July 2, 2010
Backlog	$2.9	$6.9	$6.7	$16.5
Option years	0.5	2.3	2.1	4.9
Indefinite delivery contracts	4.5	1.3	0.8	6.6
Total book of business	$7.9	$10.5	$9.6	$28.0

As of January 1, 2010
Backlog	$2.7	$7.2	$7.4	$17.3
Option years	0.4	2.1	2.5	5.0
Indefinite delivery contracts	4.3	1.6	1.2	7.1
Total book of business	$7.4	$10.9	$11.1	$29.4

RESULTS OF OPERATIONS

The Three Months Ended July 2, 2010 Compared with the Three Months Ended July 3, 2009

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	July 2, 2010	July 3, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$2,249.4	$2,297.6	$(48.2)	(2.1%)
Cost of revenues	(2,121.7)	(2,169.3)	(47.6)	(2.2%)
General and administrative expenses	(13.3)	(20.6)	(7.3)	(35.4%)
Acquisition-related expenses	(4.1)	—	4.1	N/M
Equity in income of unconsolidated joint ventures	24.3	18.3	6.0	32.8%
Operating income	134.6	126.0	8.6	6.8%
Interest expense	(5.1)	(11.9)	(6.8)	(57.1%)
Other income, net	—	55.5	(55.5)	(100.0%)
Income before income taxes	129.5	169.6	(40.1)	(23.6%)
Income tax expense	(50.3)	(69.5)	(19.2)	(27.6%)
Net income including noncontrolling interests	79.2	100.1	(20.9)	(20.9%)
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(17.3)	(5.0)	12.3	246.0%
Net income attributable to URS	$61.9	$95.1	$(33.2)	(34.9%)

Diluted earnings per share	$0.76	$1.16	$(.40)	(34.5%)

N/M = Not meaningful

The following table presents our consolidated revenues by market sector and reporting segment for the three months ended July 2, 2010 and July 3, 2009.

	Three Months Ended
(In millions, except percentages)	July 2, 2010	July 3, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
Infrastructure & Environment	$36.6	$34.1	$2.5	7.3%
Federal Services	—	—	—	—
Energy & Construction	241.9	317.9	(76.0)	(23.9%)
Power Total	278.5	352.0	(73.5)	(20.9%)
Infrastructure sector
Infrastructure & Environment	333.7	358.8	(25.1)	(7.0%)
Federal Services	—	—	—	—
Energy & Construction	147.2	59.1	88.1	149.1%
Infrastructure Total	480.9	417.9	63.0	15.1%
Federal sector
Infrastructure & Environment	160.0	181.1	(21.1)	(11.7%)
Federal Services	651.8	652.2	(0.4)	(0.1%)
Energy & Construction	296.1	179.7	116.4	64.8%
Federal Total	1,107.9	1,013.0	94.9	9.4%
Industrial and Commercial sector
Infrastructure & Environment	212.4	225.2	(12.8)	(5.7%)
Federal Services	—	—	—	—
Energy & Construction	169.7	289.5	(119.8)	(41.4%)
Industrial and Commercial Total	382.1	514.7	(132.6)	(25.8%)
Total revenues, net of eliminations	$2,249.4	$2,297.6	$(48.2)	(2.1%)

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Acquisition-related Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income

Three months ended July 2, 2010
Infrastructure & Environment	$751.1	$(693.2)	$—	$(4.1)	$0.8	$54.6
Federal Services	652.0	(615.8)	—	—	1.4	37.6
Energy & Construction	859.7	(826.1)	—	—	22.1	55.7
Eliminations	(13.4)	13.4	—	—	—	—
Corporate	—	—	(13.3)	—	—	(13.3)
Total	$2,249.4	$(2,121.7)	$(13.3)	$(4.1)	$24.3	$134.6

Three months ended July 3, 2009
Infrastructure & Environment	$812.1	$(742.8)	$—	$—	$0.9	$70.2
Federal Services	652.7	(615.8)	—	—	1.2	38.1
Energy & Construction	850.7	(828.6)	—	—	16.2	38.3
Eliminations	(17.9)	17.9	—	—	—	—
Corporate	—	—	(20.6)	—	—	(20.6)
Total	$2,297.6	$(2,169.3)	$(20.6)	$—	$18.3	$126.0

Increase (decrease) for the three months ended July 2, 2010 and July 3, 2009
Infrastructure & Environment	$(61.0)	$(49.6)	$—	$4.1	$(0.1)	$(15.6)
Federal Services	(0.7)	—	—	—	0.2	(0.5)
Energy & Construction	9.0	(2.5)	—	—	5.9	17.4
Eliminations	4.5	4.5	—	—	—	—
Corporate	—	—	(7.3)	—	—	7.3
Total	$(48.2)	$(47.6)	$(7.3)	$4.1	$6.0	$8.6

Percentage increase (decrease) for the three months ended July 2, 2010 and July 3, 2009
Infrastructure & Environment	(7.5%)	(6.7%)	—	N/M	(11.1%)	(22.2%)
Federal Services	(0.1%)	—	—	—	16.7%	(1.3%)
Energy & Construction	1.1%	(0.3%)	—	—	36.4%	45.4%
Eliminations	(25.1%)	(25.1%)	—	—	—	—
Corporate	—	—	(35.4%)	—	—	(35.4%)
Total	(2.1%)	(2.2%)	(35.4%)	N/M	32.8%	6.8%

N/M = Not meaningful

The Six Months Ended July 2, 2010 Compared with the Six Months Ended July 3, 2009

Consolidated

	Six Months Ended
(In millions, except percentages and per share amounts)	July 2, 2010	July 3, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$4,456.9	$4,818.2	$(361.3)	(7.5%)
Cost of revenues	(4,208.5)	(4,548.7)	(340.2)	(7.5%)
General and administrative expenses	(33.4)	(38.7)	(5.3)	(13.7%)
Acquisition-related expenses	(4.1)	—	4.1	N/M
Equity in income of unconsolidated joint ventures	48.9	58.3	(9.4)	(16.1%)
Operating income	259.8	289.1	(29.3)	(10.1%)
Interest expense	(14.4)	(26.6)	(12.2)	(45.9%)
Other income, net	—	47.9	(47.9)	(100.0%)
Income before income taxes	245.4	310.4	(65.0)	(20.9%)
Income tax expense	(52.5)	(127.1)	(74.6)	(58.7%)
Net income including noncontrolling interests	192.9	183.3	9.6	5.2%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(35.4)	(12.7)	22.7	178.7%
Net income attributable to URS	$157.5	$170.6	$(13.1)	(7.7%)

Diluted earnings per share	$1.93	$2.08	$(.15)	(7.2%)

N/M = Not meaningful

The following table presents our consolidated revenues by market sector and reporting segment for the six months ended July 2, 2010 and July 3, 2009.

	Six Months Ended
(In millions, except percentages)	July 2, 2010	July 3, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
Infrastructure & Environment	$68.3	$81.8	$(13.5)	(16.5%)
Federal Services	—	—	—	—
Energy & Construction	500.3	698.9	(198.6)	(28.4%)
Power Total	568.6	780.7	(212.1)	(27.2%)
Infrastructure sector
Infrastructure & Environment	690.9	728.8	(37.9)	(5.2%)
Federal Services	—	—	—	—
Energy & Construction	261.2	136.7	124.5	91.1%
Infrastructure Total	952.1	865.5	86.6	10.0%
Federal sector
Infrastructure & Environment	335.0	345.1	(10.1)	(2.9%)
Federal Services	1,288.5	1,285.8	2.7	0.2%
Energy & Construction	556.9	333.3	223.6	67.1%
Federal Total	2,180.4	1,964.2	216.2	11.0%
Industrial and Commercial sector
Infrastructure & Environment	415.3	459.4	(44.1)	(9.6%)
Federal Services	—	—	—	—
Energy & Construction	340.5	748.4	(407.9)	(54.5%)
Industrial and Commercial Total	755.8	1,207.8	(452.0)	(37.4%)
Total revenues, net of eliminations	$4,456.9	$4,818.2	$(361.3)	(7.5%)

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Acquisition-related Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income

Six months ended July 2, 2010
Infrastructure & Environment	$1,526.2	$(1,417.8)	$—	$(4.1)	$1.6	$105.9
Federal Services	1,289.6	(1,219.1)	—	—	2.9	73.4
Energy & Construction	1,667.7	(1,598.2)	—	—	44.4	113.9
Eliminations	(26.6)	26.6	—	—	—	—
Corporate	—	—	(33.4)	—	—	(33.4)
Total	$4,456.9	$(4,208.5)	$(33.4)	$(4.1)	$48.9	$259.8

Six months ended July 3, 2009
Infrastructure & Environment	$1,643.7	$(1,513.5)	$—	$—	$3.4	$133.6
Federal Services	1,287.1	(1,216.2)	—	—	3.0	73.9
Energy & Construction	1,924.0	(1,855.6)	—	—	51.9	120.3
Eliminations	(36.6)	36.6	—	—	—	—
Corporate	—	—	(38.7)	—	—	(38.7)
Total	$4,818.2	$(4,548.7)	$(38.7)	$—	$58.3	$289.1

Increase (decrease) for the six months ended July 2, 2010 and July 3, 2009
Infrastructure & Environment	$(117.5)	$(95.7)	$—	$4.1	$(1.8)	$(27.7)
Federal Services	2.5	2.9	—	—	(0.1)	(0.5)
Energy & Construction	(256.3)	(257.4)	—	—	(7.5)	(6.4)
Eliminations	10.0	10.0	—	—	—	—
Corporate	—	—	(5.3)	—	—	5.3
Total	$(361.3)	$(340.2)	$(5.3)	$4.1	$(9.4)	$(29.3)

Percentage increase (decrease) for the six months ended July 2, 2010 and July 3, 2009
Infrastructure & Environment	(7.1%)	(6.3%)	—	N/M	(52.9%)	(20.7%)
Federal Services	0.2%	0.2%	—	—	(3.3%)	(0.7%)
Energy & Construction	(13.3%)	(13.9%)	—	—	(14.5%)	(5.3%)
Eliminations	(27.3%)	(27.3%)	—	—	—	—
Corporate	—	—	(13.7%)	—	—	(13.7%)
Total	(7.5%)	(7.5%)	(13.7%)	N/M	(16.1%)	(10.1%)

N/M = Not meaningful

Revenues

Our consolidated revenues for the three months ended July 2, 2010 were $2.2 billion, a decrease of $48.2 million or 2.1% compared with the three months ended July 3, 2009.  Revenues from our Infrastructure & Environment business for the three months ended July 2, 2010 were $751.1 million, a decrease of $61.0 million or 7.5% compared with the three months ended July 3, 2009.  Revenues from our Federal Services business for the three months ended July 2, 2010 were $652.0 million, a decrease of $0.7 million or 0.1% compared with the three months ended July 3, 2009.  Revenues from our Energy & Construction business for the three months ended July 2, 2010 were $859.7 million, an increase of $9.0 million or 1.1% compared with the three months ended July 3, 2009.

Our consolidated revenues for the six months ended July 2, 2010 were $4.5 billion, a decrease of $361.3 million or 7.5% compared with the six months ended July 3, 2009.  Revenues from our Infrastructure & Environment business for the six months ended July 2, 2010 were $1.5 billion, a decrease of $117.5 million or 7.1% compared with the six months ended July 3, 2009.  Revenues from our Federal Services business for the six months ended July 2, 2010 were $1.3 billion, an increase of $2.5 million or 0.2% compared with the six months ended July 3, 2009.  Revenues from our Energy & Construction business for the six months ended July 2, 2010 were $1.7 billion, a decrease of $256.3 million or 13.3% compared with the six months ended July 3, 2009.

The revenues reported above are presented prior to elimination of inter-segment transactions.  Our analysis of these changes in revenues is set forth below.

Power

Consolidated revenues from our power market sector for the three months ended July 2, 2010 were $278.5 million, a decrease of $73.5 million or 20.9% compared with the three months ended July 3, 2009.  The decline in revenues in the power sector reflects the completion of several major emissions control projects that experienced high levels of activity in the comparable period in fiscal 2009, as well as the timing of mandates established by the Rule for further reductions in emissions.  These projects involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  Many of our clients have completed projects that will enable them to meet the Rule’s 2010 deadline for emissions reductions.  As these projects have been completed, we have experienced a delay in the start-up of new projects to meet the Rule’s 2015 deadline for additional emissions reductions.  In addition, as a result of the economic downturn, several power clients have deferred or cancelled large capital improvement projects.  This decrease in revenues was partially offset by demand for the engineering and construction services we provide to develop new gas-fired power plants, which currently are less expensive to build and operate than coal-fired power plants and produce fewer emissions.  We also benefited from steady demand for the advanced nuclear technology services we provide to increase the generating capacity and extend the service life of existing nuclear power plants.

Consolidated revenues from our power market sector for the six months ended July 2, 2010 were $568.6 million, a decrease of $212.1 million or 27.2% compared with the six months ended July 3, 2009.  Revenues in the power sector declined due to the completion of several major emissions control projects that experienced high levels of activity in the comparable period in fiscal 2009.  Many of our clients have completed projects to meet the Rule’s 2010 deadline for emissions reductions, and we have experienced delays in the start-up of new projects to meet the Rule’s 2015 deadline for additional emissions reductions.  In addition, several power clients have deferred or cancelled large capital improvement projects as a result of the economic downturn.  The impact of these factors was partially offset by demand for the engineering and construction services we provide to develop new gas-fired power plants and for the advanced nuclear technology services we provide at existing nuclear power plants.

The Infrastructure & Environment business’ revenues from our power market sector for the three months ended July 2, 2010 were $36.6 million, an increase of $2.5 million or 7.3% compared with the three months ended July 3, 2009.  The increase in revenues was primarily due to strong demand during the quarter for the services we provide to upgrade transmission and distribution systems.  Many utilities have increased investment in these systems to improve the reliability of the power grid and support the delivery of renewable energy.  This increase in revenues was partially offset by a decline in the activity on several emissions control projects.  In the comparable period in fiscal 2009, these projects experienced higher levels of construction and procurement activity and generated higher revenues.  Additionally, as we are awarded new contracts to provide emissions control services, these assignments are typically being performed within our Energy & Construction business.

The Infrastructure & Environment business’ revenues from our power market sector for the six months ended July 2, 2010 were $68.3 million, a decrease of $13.5 million or 16.5% compared with the six months ended July 3, 2009.  Revenues declined due to the winding down or completion of several major emissions control projects, which experienced higher levels of activity and generated higher revenues during the comparable period in fiscal 2009.  In addition, as new contracts to provide emissions control services are awarded, these assignments are typically being performed within our Energy & Construction business.  This decrease was partially offset by increased demand for the services we provide to upgrade transmission and distribution systems.

The Energy & Construction business’ revenues from our power market sector for the three months ended July 2, 2010 were $241.9 million, a decrease of $76.0 million or 23.9% compared with the three months ended July 3, 2009.  The decline in revenues was primarily due to the completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies, which accounted for a decrease of $125.0 million.  This decrease was partially offset by a revenue increase of $46.8 million resulting from a newly consolidated joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects.

The Energy & Construction business’ revenues from our power market sector for the six months ended July 2, 2010 were $500.3 million, a decrease of $198.6 million or 28.4% compared with the six months ended July 3, 2009.  The decline in revenues was primarily due to the completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies, which accounted for a decrease in revenues of $283.8 million.  This decrease was partially offset by a revenue increase of $89.7 million resulting from a newly consolidated joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects.

Infrastructure

Consolidated revenues from our infrastructure market sector for the three months ended July 2, 2010 were $480.9 million, an increase of $63.0 million or 15.1% compared with the three months ended July 3, 2009.  The increase in infrastructure revenues was primarily due to work performed on a new contract to construct a flood protection wall in Louisiana, as well as an ongoing dam construction project in Illinois.  We also continued to benefit from strong demand for the program management, planning, design, engineering and construction management services we provide to expand and modernize rail/transit systems and air transportation infrastructure.  Although the economic downturn and lower tax revenues have led to reductions in infrastructure spending by many state and local governments, an increasing portion of our infrastructure work is being funded through a variety of other sources, such as bonds, user fees, dedicated tax measures, the ARRA and other federal governmental funding.

Consolidated revenues from our infrastructure market sector for the six months ended July 2, 2010 were $952.1 million, an increase of $86.6 million or 10.0% compared with the six months ended July 3, 2009.  Infrastructure revenues increased as a result of work performed on a new contract to construct a flood protection wall in Louisiana and an ongoing dam construction project in Illinois.  The increase also reflects strong demand for the services we provide to expand and modernize rail/transit systems and air transportation infrastructure.  Although the economic downturn and declining tax revenues have led to reductions in infrastructure spending by many state and local governments, we continued to benefit from the availability of infrastructure funding from a variety of other sources, including bonds, user fees, dedicated tax measures, the ARRA and other federal governmental funding.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the three months ended July 2, 2010 were $333.7 million, a decrease of $25.1 million or 7.0% compared with the three months ended July 3, 2009.  The decline in revenues was largely the result of spending reductions by state and local governments for key infrastructure programs.  At the same time, we continued to benefit from a variety of other sources of infrastructure funding, including bond sales, user fees, dedicated tax measures, the ARRA and other funding by the U.S. federal government.  While revenues declined from infrastructure projects involving surface transportation systems, schools, and other public facilities, we generated increased revenues from projects to modernize and expand rail/transit systems, air transportation infrastructure, port and harbors and healthcare complexes.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the six months ended July 2, 2010 were $690.9 million, a decrease of $37.9 million or 5.2% compared with the six months ended July 3, 2009.  The decline in revenues was largely the result of reductions in infrastructure spending by state and local governments on projects to rehabilitate and expand surface transportation networks, schools and other public facilities.  By contrast, demand remained strong for the program management, planning, design, engineering and construction management services we provide to expand and modernize rail/transit systems, air transportation infrastructure, ports and harbors and healthcare complexes.  Many of these projects are being funded through other sources, like bonds, dedicated tax measures and the ARRA, helping to offset in part the declines in spending by state and local governments.

The Energy & Construction business’ revenues from our infrastructure market sector for the three months ended July 2, 2010 were $147.2 million, an increase of $88.1 million or 149.1% compared with the three months ended July 3, 2009.  The increase was driven by high levels of activity on a new construction project to rebuild a flood protection wall in Louisiana, which increased revenues by $65.9 million, and the consolidation of three joint ventures that provide engineering, procurement and construction management and operations and maintenance services, which increased revenues by $15.7 million.  These joint ventures were previously accounted for under the equity method of accounting.

The Energy & Construction business’ revenues from our infrastructure market sector for the six months ended July 2, 2010 were $261.2 million, an increase of $124.5 million or 91.1% compared with the six months ended July 3, 2009.  The increase was driven by high levels of activity on a new construction project to rebuild a flood protection wall in Louisiana, which increased revenues by $108.0 million, an ongoing dam construction project on the Ohio River, which increased revenues by $19.0 million, and the consolidation of three joint ventures that provide engineering, procurement and construction management and operations and maintenance services, which increased revenues by $21.7 million.  These joint ventures were previously accounted for under the equity method of accounting.  This increase was partially offset by two events recorded in the comparable period in the previous year:  a $19.5 million favorable settlement of subcontractor claims for a highway construction project in California and a $7.0 million one-time award fee for a transit project in Washington, D.C.

Federal

Consolidated revenues from our federal market sector for the three months ended July 2, 2010 were $1.1 billion, an increase of $94.9 million or 9.4% compared with the three months ended July 3, 2009.  These results reflect growth in demand for the engineering, construction and technical services we provide to the DOD, DOE, NASA and other federal government agencies.  Revenues increased from the environmental and nuclear management services we provide to the DOE, primarily due to the restructuring of a DOE contract involving the treatment and disposal of high-level liquid waste.  We also continued to benefit from strong demand for the systems engineering and technical assistance services we provide to the DOD to modernize aging weapons systems and develop new systems, as well as from the operations and installation management services at military bases, test ranges, space flight centers and other government installations.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons.

Consolidated revenues from our federal market sector for the six months ended July 2, 2010 were $2.2 billion, an increase of $216.2 million or 11.0% compared with the six months ended July 3, 2009.  We continued to benefit from strong demand for the engineering, construction and technical services we provide to the DOD, DOE, NASA and other federal government agencies.  Revenues increased from the environmental and nuclear management services we provide to the DOE for projects involving the storage, treatment and disposal of radioactive waste.  These results also were driven by strong demand for systems engineering and technical assistance services we provide to the DOD to modernize aging weapons systems and develop new systems.  We also benefited from strong demand for the operations and installation management services at military bases, test ranges, space flight centers and other government installations, as well as from our work managing chemical demilitarization programs to eliminate chemical and biological weapons.

The Infrastructure & Environment business’ revenues from our federal market sector for the three months ended July 2, 2010 were $160.0 million, a decrease of $21.1 million or 11.7% compared with the three months ended July 3, 2009.  This decrease was largely driven by delays in the award of new DOD contracts and task orders under existing contracts for the engineering, construction and environmental services we provide at military installations in the U.S. and internationally.  These assignments typically support the DOD’s long-term Military Transformation Initiative to realign military bases and redeploy troops to meet the evolving security needs of the post-Cold War era.  Our work generally involves the design and construction of aircraft hangars, barracks, military hospitals, and other government buildings, as well as the environmental remediation and restoration of military installations.  In addition, demand declined for the hazard mitigation and disaster recovery services we provide to the Federal Emergency Management Agency (“FEMA”), particularly following natural disasters such as hurricanes and floods.  In the comparable period last year, we experienced higher levels of activity and generated higher revenues from our work with FEMA providing disaster recovery services following major hurricanes in the Gulf Coast region.

The Infrastructure & Environment business’ revenues from our federal market sector for the six months ended July 2, 2010 were $335.0 million, a decrease of $10.1 million or 2.9% compared with the six months ended July 3, 2009.  This decrease was largely the result of delays in the award of new DOD contracts and task orders under existing contracts for the engineering, construction and environmental services we provide at military installations in the U.S. and internationally.  This work typically involves the design and construction of aircraft hangars, barracks, military hospitals, and other government buildings, as well as the environmental remediation and restoration of military installations.  Revenues also declined from our work providing hazard mitigation and disaster recovery services to FEMA.  In the comparable period last year, we experienced higher levels of activity and generated higher revenues from our work with FEMA providing disaster recovery services following major hurricanes in the Gulf Coast region.

The Federal Services business’ revenues from our federal market sector for the three months ended July 2, 2010 were $651.8 million, a decrease of $0.4 million or 0.1% compared with the three months ended July 3, 2009.  Revenues declined from the services we provide to maintain and repair aircraft, ground vehicles and other military equipment.  By contrast, revenues increased from the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  We also benefited from strong demand for operations and installation management services to support the operations of complex government and military installations, such as military bases, test ranges, space flight centers and other installations.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons.

The Federal Services business’ revenues from our federal market sector for the six months ended July 2, 2010 were $1.3 billion, an increase of $2.7 million or 0.2% compared with the six months ended July 3, 2009.  We continued to benefit from strong demand for systems engineering and technical assistance for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  Demand also remained strong for the operations and installation management services we provide in support of complex government and military installations, such as military bases, test ranges, space flight centers and other installations.  By contrast, revenues declined from our work maintaining and repairing aircraft, ground vehicles and other military equipment.

The Energy & Construction business’ revenues from our federal market sector for the three months ended July 2, 2010 were $296.1 million, an increase of $116.4 million or 64.8% compared with the three months ended July 3, 2009.  The increase was primarily driven by the restructuring of a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which resulted in an increase in revenues of $118.4 million compared to the same period in fiscal year 2009.  The increase resulted from a change in the structure of the rebid contract from an agency contract to an at-risk contract.

The Energy & Construction business’ revenues from our federal market sector for the six months ended July 2, 2010 were $556.9 million, an increase of $223.6 million or 67.1% compared with the six months ended July 3, 2009.  The increase was primarily driven by the restructuring of a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which resulted in an increase in revenues of $208.2 million compared to the same period in fiscal year 2009.  The increase resulted from a change in the structure of the rebid contract from an agency contract to an at-risk contract.  Revenues also increased by $28.2 million from a new contract to provide management and operations services to a federal energy technology laboratory.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the three months ended July 2, 2010 were $382.1 million, a decrease of $132.6 million or 25.8% compared with the three months ended July 3, 2009.  The industrial and commercial market sector, which includes the work we perform for oil and gas, mining and manufacturing clients, continues to be the most exposed to the current economic downturn.  We continued to experience a significant decline in revenues, due largely to the delay or deferral of major capital improvement projects and the completion of several large-scale contracts that have not been replaced by comparable projects.  Revenues also decreased from the services we provide to develop and operate mines.  During the prior fiscal year, many of our mining clients have curtailed mining activities and, in some cases, suspended existing mining operations as a result of lower prices for metals and mineral resources; these contracts have not been replaced by comparable projects.  By contrast, revenues have remained steady from the facilities management services we provide, as manufacturing clients continued to outsource non-core functions to manage their overhead costs.  We also benefited from stable demand for the environmental and engineering work we provide under long-term Master Service Agreements (“MSAs”) with multinational corporations.

Consolidated revenues from our industrial and commercial market sector for the six months ended July 2, 2010 were $755.8 million, a decrease of $452.0 million or 37.4% compared with the six months ended July 3, 2009.  The decline in revenues was due largely to the delay or deferral of major capital improvement projects, as well as the completion of several large-scale contracts.  We believe the economic downturn has resulted in reductions in spending for new production facilities among clients in the oil and gas and manufacturing industries.  Revenues also declined from the services we provide to develop and operate mines.  During the prior fiscal year, many of our mining clients curtailed mining activities and, in some cases, suspended mining operations as a result of lower prices for metals and mineral resources; these contracts have not been replaced by comparable projects.  By contrast, we continued to benefit from steady demand for the facilities management, engineering and environmental services we provide to industrial clients to support existing plant operations.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the three months ended July 2, 2010 were $212.4 million, a decrease of $12.8 million or 5.7% compared with the three months ended July 3, 2009.  Revenues declined due to a decrease in demand for the engineering and construction-related services we provide to clients in the oil and gas and manufacturing industries related to major capital improvement projects.  By contrast, we continued to benefit from stable demand for the environmental and engineering work we provide under MSAs with multinational corporations.  Because this work is typically driven by regulatory compliance requirements and supports existing facility operations, it tends to be less susceptible to economic downturns and reductions in capital spending.  Due to the economic downturn and its effect on the businesses of our commercial clients, such as financial services providers, telecommunications providers, transportation/freight carriers, and commercial property owners, we also experienced decreased demand for the services we provide to these clients.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the six months ended July 2, 2010 were $415.3 million, a decrease of $44.1 million or 9.6% compared with the six months ended July 3, 2009.  Revenues declined due to a decrease in demand for the engineering and construction-related services for new capital improvement projects among our clients in the oil and gas and manufacturing industries.  By contrast, we continued to benefit from stable demand for the environmental and engineering work we provide under Master Service Agreements with multinational corporations in support of our clients’ existing operations.  As a result of the economic downturn, revenues also declined from the services we provide to many of our commercial clients, including financial services providers, telecommunications providers, transportation/freight carriers, and commercial property owners.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the three months ended July 2, 2010 were $169.7 million, a decrease of $119.8 million or 41.4% compared with the three months ended July 3, 2009.  The decrease is primarily driven by the completion of major construction projects, including a $41.4 million decrease related to a cement manufacturing plant in Missouri and a $61.4 million decrease related to five oil and gas projects.  Due to the economic downturn and the decline in the prices of metals and mineral resources during 2009, which led many of our mining clients to curtail mining operations and, in some cases, close mines, revenues for the services we provide to develop and operate mines also declined by $35.4 million over the same period in the prior year.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the six months ended July 2, 2010 were $340.5 million, a decrease of $407.9 million or 54.5% compared with the six months ended July 3, 2009.  The decrease is primarily driven by the completion of major construction projects, including a $176.9 million decrease related to a cement manufacturing plant in Missouri and a $138.5 million decrease related to five oil and gas projects.  Due to the economic downturn and the decline in the prices of metals and mineral resources during 2009, which led many of our mining clients to curtail mining operations and, in some cases, close mines, revenues for the services we provide to develop and operate mines also declined by $83.7 million over the same period in the prior year.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, decreased by 2.2% for the three months ended July 2, 2010 compared with the three months ended July 3, 2009.  Our consolidated cost of revenues decreased by 7.5% for the six months ended July 2, 2010 compared with the six months ended July 3, 2009.  Because our revenues are primarily project-based, the factors that caused revenues to decline also drove a corresponding decrease in our cost of revenues.  Consolidated cost of revenues as a percent of revenues decreased slightly from 94.4% for the three months ended July 3, 2009 to 94.3% for the three months ended July 2, 2010.  Consolidated cost of revenues as a percent of revenues remained the same at 94.4% for both the six months ended July 3, 2009 and July 2, 2010.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for both the three and six months ended July 2, 2010 consisted of $4.1 million of expenses related to our proposed acquisition of Scott Wilson that was announced in June 2010.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the proposed acquisition.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”) expenses for the three months ended July 2, 2010 decreased by 35.4% compared with the three months ended July 3, 2009.  Consolidated G&A expenses as a percent of revenues was 0.6% for the three months ended July 2, 2010 compared to 0.9% for the three months ended July 3, 2009.  The decrease was primarily caused by the reversal of a payroll tax accrual related to a prior acquisition, reductions in employee compensation costs and severance, reductions in external services and foreign currency charges.

Our consolidated general and administrative (“G&A”) expenses for the six months ended July 2, 2010 decreased by 13.7% compared with the six months ended July 3, 2009.  Consolidated G&A expenses as a percent of revenues was 0.7% for the six months ended July 2, 2010 compared to 0.8% for the six months ended July 3, 2009.  The decrease was primarily caused by the reversal of a payroll tax accrual related to a prior acquisition, reductions in employee compensation costs and severance, and reductions in external services.  These decreases were partially offset by foreign currency charges.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended July 2, 2010 increased by $6.0 million or 32.8% compared with the three months ended July 3, 2009.  Our consolidated equity in income of unconsolidated joint ventures for the six months ended July 2, 2010 decreased by $9.4 million or 16.1% compared with the six months ended July 3, 2009.  The variances for the three-month and six-month period comparisons were attributable primarily to the Energy & Construction business’ unconsolidated joint ventures as discussed below.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the three months ended July 2, 2010 increased by $5.9 million or 36.4% compared with the three months ended July 3, 2009.  The increase was due to:

•	A $7.2 million increase from a change order settlement on a DOE nuclear clean-up project in Idaho.

•
A $5.8 million increase from the consolidation of a U.K. joint venture whose sole operations consist of an investment in another U.K. joint venture, which the first U.K. joint venture did not consolidate during the three months ended July 2, 2010; and

•
A $4.7 million increase from a joint venture light rail project in Southern California, in which we recognized a loss in the comparable period in fiscal year 2009.  We began to consolidate this joint venture at the beginning of fiscal year 2010.

These increases were partially offset by:

•	A $3.3 million decrease in equity in income resulting from the sale of our equity investment in MIBRAG on June 10, 2009; and

•
An $8.5 million decrease as a result of the consolidation of a joint venture involved in a DOE nuclear clean-up project in Washington and the consolidation of a joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects.  Both of these joint ventures were not consolidated in the comparable period in fiscal year 2009.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the six months ended July 2, 2010 decreased by $7.5 million or 14.5% compared with the six months ended July 3, 2009.  The decrease was due to:

•	An $18.7 million decrease in equity in income resulting from the sale of our equity investment in MIBRAG on June 10, 2009; and

•
A $16.9 million decrease as a result of the consolidation of a joint venture involved in a DOE nuclear clean-up project in Washington and the consolidation of a joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects.  Both of these joint ventures were not consolidated in the comparable period in fiscal year 2009.

These decreases were partially offset by:

•	A $7.6 million increase from a change order settlement on a DOE nuclear clean-up project in Idaho.

•
A $15.2 million increase from the consolidation of a U.K. joint venture whose sole operations consist of an investment in another U.K. joint venture, which the initial joint venture did not consolidate during the six months ended July 2, 2010;

•
A $3.2 million increase from the consolidation of a second U.K. joint venture whose operations consist of an investment in another U.K. joint venture, which it consolidated during the six months ended July 3, 2009 but did not consolidate during the six months ended July 2, 2010; and

•
A $4.0 million increase from a joint venture light rail project in Southern California, in which we recognized a loss in the comparable period in fiscal year 2009.  We began to consolidate this joint venture at the beginning of fiscal year 2010.

Operating Income

Our consolidated operating income for the three months ended July 2, 2010 increased by $8.6 million or 6.8% compared with the three months ended July 3, 2009.  As a percentage of revenues, operating income was 6.0% for the three months ended July 2, 2010 compared to 5.5% for the three months ended July 3, 2009.  The increase in operating income reflected primarily a $25.4 million increase resulting from the joint ventures that we consolidated since the beginning of fiscal year 2010, an increase in equity in income of unconsolidated joint ventures, a decrease in overhead costs, and a decrease in general and administrative expenses, as described above.  The increase was partially offset by the decrease in revenues and the completion of various projects that generated operating income in the corresponding quarter of 2009.  We also incurred acquisition-related expenses in connection with our proposed acquisition of Scott Wilson, which we announced in June 2010.

Our consolidated operating income for the six months ended July 2, 2010 decreased by $29.3 million or 10.1% compared with the six months ended July 3, 2009.  As a percentage of revenues, operating income was 5.8% for the six months ended July 2, 2010 compared to 6.0% for the six months ended July 3, 2009.  The decrease in operating income reflected primarily the decreases in revenues and in equity in income of unconsolidated joint ventures described above.  In addition, the decline was also due to the completion of various projects that generated operating income in the corresponding period of 2009.  We also incurred acquisition-related expenses in connection with our proposed acquisition of Scott Wilson, which we announced in June 2010.  These decreases were partially offset by a $57.2 million increase resulting from the joint ventures that we consolidated since the beginning of fiscal year 2010 and a decrease in general and administrative expenses as described above.  Our operating income by each segment is discussed further below.

The Infrastructure & Environment business’ operating income for the three months ended July 2, 2010 decreased by $15.6 million or 22.2% compared with the three months ended July 3, 2009.  The decrease in operating income was caused primarily by the decrease in revenues previously described.  The decline in operating income was offset in part by reductions in the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  Overhead costs as a percentage of revenues, which excludes acquisition-related expenses, increased slightly from 30.3% for the three months ended July 3, 2009 to 32.5% for the three months ended July 2, 2010.  We incurred $4.1 million of acquisition-related expenses in connection with our proposed acquisition of Scott Wilson, which we announced in June 2010.  Operating income as a percentage of revenues was 7.3% for the three months ended July 2, 2010 compared to 8.6% for the three months ended July 3, 2009.

The Infrastructure & Environment business’ operating income for the six months ended July 2, 2010 decreased by $27.7 million or 20.7% compared with the six months ended July 3, 2009.  The decrease in operating income was caused primarily by the decrease in revenues previously described, as well as an increase in insurance expenses of $2.3 million.  The decline in operating income was offset in part by reductions in the use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  Overhead costs as a percentage of revenues, which excludes acquisition-related expenses, increased slightly from 31.0% for the six months ended July 3, 2009 to 32.7% for the six months ended July 2, 2010.  We incurred $4.1 million of acquisition-related expenses in connection with our proposed acquisition of Scott Wilson, which we announced in June 2010.  Operating income as a percentage of revenues was 6.9% for the six months ended July 2, 2010 compared to 8.1% for the six months ended July 3, 2009.

The Federal Service business’ operating income for the three months ended July 2, 2010 decreased by $0.5 million or 1.3% compared with the three months ended July 3, 2009.  Operating income as a percentage of revenues remained the same at 5.8% for both the three months ended July 2, 2010 and July 3, 2009.

The Federal Service business’ operating income for the six months ended July 2, 2010 decreased by $0.5 million or 0.7% compared with the six months ended July 3, 2009.  Operating income as a percentage of revenues remained the same at 5.7% for both the six months ended July 2, 2010 and July 3, 2009.

The Energy & Construction business’ operating income for the three months ended July 2, 2010 increased $17.4 million or 45.4% compared with the three months ended July 3, 2009.  The increase was primarily driven by higher operating income resulting from the newly consolidated joint ventures in 2010 of $13.8 million, a change order received on an unconsolidated joint venture DOE nuclear clean-up project in Idaho which resulted in an increase of $7.2 million and increases of $13.7 million in other various new projects that were not included in the comparable period in the previous year.

These increases in operating income were partially offset by $11.4 million in lower earnings resulting from the wind down and termination of various projects and lower earnings of $4.8 million from the favorable settlement of legal matters that did not recur in the current year.  Operating income as a percentage of revenues was 6.5% for the three months ended July 2, 2010 compared to 4.5% for the three months ended July 3, 2009.

The Energy & Construction business’ operating income for the six months ended July 2, 2010 decreased $6.4 million or 5.3% compared with the six months ended July 3, 2009.  The decline in operating income was primarily driven by the decrease in revenues within the power and industrial and commercial market sectors as previously described and as a result of several events that occurred in the comparable period of fiscal year 2009 that did not recur in 2010.  The non-recurring events in the six months ended July 3, 2009 included the recognition of a $15.2 million change order recovery on a highway project, a $9.0 million contract termination fee related to a contract mining project, and a $7.0 million project development success fee related to a transit project.  In addition, operating income in the prior period included $18.7 million in earnings from MIBRAG, which was sold on June 10, 2009 and also reflects the completion of a cement manufacturing facility in Missouri which represents a $13.2 million decrease from the prior period.

These declines in operating income were partially offset by $29.9 million in higher earnings resulting from the newly consolidated joint ventures during the first six months of fiscal year 2010, the achievement and recognition of a $10.0 million schedule incentive on a clean air power project and an increase of $10.4 million due to a loss recognized on a clean air project during the same period in the previous year which did not recur in the current year.  In addition, overhead costs decreased by $4.6 million from the comparable period of fiscal year 2009, which were driven by lower business development costs resulting from the timing of major proposals and cost-control measures taken in response to the ongoing economic downturn.  Operating income as a percentage of revenues was 6.8% for the six months ended July 2, 2010 compared to 6.3% for the six months ended July 3, 2009.

Interest Expense

Our consolidated interest expense for the three months ended July 2, 2010 decreased by $6.8 million or 57.1% compared with the three months ended July 3, 2009.  Our consolidated interest expense for the six months ended July 2, 2010 decreased by $12.2 million or 45.9% compared with the six months ended July 3, 2009.  These decreases were primarily due to lower debt balances as a result of debt payments on our Senior Secured Credit Facility (“2007 Credit Facility”), in addition to lower LIBOR interest rates and lower interest rate margins in 2010, and to a lesser extent, adjustments to interest expense related to our uncertain tax positions.

Other Income, net

Our consolidated other income, net for the three months ended July 3, 2009 consisted of a $77.0 million gain associated with the sale of our equity investment in MIBRAG, net of $3.8 million of sale-related costs.  This gain was partially offset by a $21.5 million loss on the settlement of a foreign currency forward contract that we entered into during the first quarter of 2009, which primarily hedged our net investment in MIBRAG.  Our consolidated other income, net for the six months ended July 3, 2009 consisted of a $75.6 million gain associated with the sale of our equity investment in MIBRAG, net of $5.2 million of sale-related costs.  This gain was partially offset by a $27.7 million loss on the settlement of the foreign currency forward contract described above.  We did not have income of this kind in the first and second quarters of 2010.

Income Tax Expense

Our effective income tax rates for the three months ended July 2, 2010 and July 3, 2009 were 38.8% and 41.0%, respectively.  Our effective income tax rates for the six months ended July 2, 2010 and July 3, 2009 were 21.4% and 41.0%, respectively.  The reduction in the rate for the six months ended July 2, 2010 was primarily due to our determination made during the first quarter of 2010 that earnings of our foreign subsidiaries will be indefinitely reinvested offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  On February 16, 2010, we entered into a consent with our lenders related to our 2007 Credit Facility that permits us to utilize the funds received in June 2009 from the sale of our equity investment in MIBRAG for general operating purposes.  This consent allowed these funds to be indefinitely reinvested offshore to facilitate the implementation of our strategy to expand our international business.  During the first quarter of 2010, we determined that our plans to expand the scope of our international presence would require that we indefinitely reinvest the earnings of all of our foreign subsidiaries.  For fiscal years 2007 and 2008, our foreign subsidiaries distributed $0.1 million and $8.3 million, respectively, to U.S. shareholders.  There was no cash distribution made by our foreign subsidiaries to U.S. shareholders for fiscal year 2009 or for the six months ended July 2, 2010.

The reconciliation of our effective tax rates for the six months ended July 2, 2010 and July 3, 2009 is as follows:

	July 2, 2010		July 3, 2009
	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$85,863	35.0%	$108,666	35.0%
State taxes, net of federal benefit	11,336	4.6%	15,014	4.8%
Change in indefinite reinvestment assertion	(61,796)	(25.2%)	—	—
Adjustments to valuation allowances	9,557	3.9%	—	—
Adjustments related to changing foreign tax credits to deductions	13,616	5.6%	—	—
Foreign income taxed at rates other than 35%	(7,957)	(3.2%)	(145)	—
Other adjustments	1,810	0.7%	3,590	1.2%
Total income tax expense	$52,429	21.4%	$127,125	41.0%

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(In millions)	July 2, 2010	July 3, 2009
Cash flows from operating activities	$120.1	$321.2
Cash flows from investing activities	30.8	60.6
Cash flows from financing activities	(82.4)	(157.8)

Overview

During the six months ended July 2, 2010, our primary sources of liquidity were collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and the maturity of our short-term investment.  Our primary uses of cash were to fund our working capital, capital expenditures, interest payments and distributions to the noncontrolling interests in our consolidated joint ventures; to invest in our unconsolidated joint ventures; and to repurchase our common stock.

Our cash flows from operations are primarily impacted by fluctuations in working capital, which is affected by numerous factors, including the billing and payment terms of our contracts, stage of completion of contracts performed by us, the timing of payments to vendors, subcontractors, and joint ventures, and the changes in income tax and interest payments, or unforeseen events or issues that may have an impact on our working capital.

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  Restricted cash is included in other current assets because it was not material.  As of July 2, 2010 and January 1, 2010, cash and cash equivalents included $133.5 million and $112.4 million, respectively, of cash held by our consolidated joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary source of cash inflows from operations.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of both periods ended July 2, 2010 and January 1, 2010, significant unapproved change orders and claims, which are included in costs and accrued earnings in excess of billings on contracts, collectively represented approximately 4% of our gross accounts receivable and accrued earnings in excess of billings on contracts.

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

As of July 2, 2010 and January 1, 2010, our receivable allowances represented 1.86% and 2.45%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of July 2, 2010 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivable allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Changes in contract terms or the position within the collection cycle of contracts, for which our joint ventures, partnerships and partially-owned limited liability companies have received advance payments, can affect our operating cash flows.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of July 2, 2010 and January 1, 2010 were $210.2 million and $235.3 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 72 days as of January 1, 2010 to 73 days as of July 2, 2010.

Our DSO decreased from 81 days as of April 2, 2010 to 73 days as of July 2, 2010.  The decrease was primarily a result of the U.S. Defense Contract Audit Agency’s (the “DCAA”) modifications to the review and approval cycle of our billings to the federal government within our Federal Services business.

The direct billing privileges of our Federal Service business have been suspended since last year because of the implementation of a new billing system in 2007 that has not been audited by the DCAA.  Currently, we continue to anticipate that the DCAA will reinstate the direct billing privileges of our Federal Services business although no assurance can be given as to the timing of any potential reinstatement, if any.

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

Acquisition

We have announced our intention to acquire Scott Wilson for approximately £223 million (equivalent to approximately U.S. $338 million as of July 2, 2010).  Each shareholder of Scott Wilson may elect to receive £2.90 per share in cash or, alternatively, to accept a loan note instrument for the same cash value up to an aggregate limit of £30 million.  The Scott Wilson shareholders approved the transaction on July 30, 2010. The acquisition cannot be completed until all customary terms and conditions, including regulatory and other clearances, authorizations and approvals, are satisfied.  The total acquisition-related expenses are currently estimated to be between $8.0 and $10.0 million.  The majority of the unpaid acquisition-related expenses as of July 2, 2010 is expected to be paid out in the next three months.  We plan to fund this proposed acquisition and related expenses with available cash on hand.

Operating Activities

The decrease in cash flows from operating activities for the six months ended July 2, 2010, compared to the six months ended July 3, 2009, was primarily due to a decrease in our operating income, and fluctuations in receivables and payables as a result of the payments from clients on accounts receivable, a reduction in advance payments from clients as projects moved towards completion, the timing of project performance payments, the timing of payments to joint ventures, and the timing of income tax payments.  The decrease was partially offset by a decrease in interest payments.

Investing Activities

Our capital expenditures are primarily for construction equipment and information systems to support our professional and technical services and administrative needs.  During the six months ended July 2, 2010 and July 3, 2009, capital expenditures, excluding purchases financed through capital leases and equipment notes, were $18.8 million and $21.3 million, respectively.  In addition, we disbursed $4.5 million and $10.3 million in cash related to investments in and advances to unconsolidated joint ventures for the six months ended July 2, 2010 and July 3, 2009, respectively.  Furthermore, short-term investments of $30.2 million matured during the first six months of fiscal year 2010.

Our cash balance increased by $20.7 million at the beginning of our fiscal year 2010 as a result of newly consolidated joint ventures.

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

For the remainder of fiscal year 2010, we expect to incur approximately $34 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

The change in net cash flows from financing activities for the six months ended July 2, 2010, compared to the six months ended July 3, 2009, was primarily due to no payments made on our 2007 Credit Facility for the first six months of our fiscal year 2010, partially offset by an increase in repurchases of our common stock.

Cash flows used for financing activities of $82.4 million during the six months ended July 2, 2010 consisted of the following significant activities:

•	Repurchases of our common stock of $48.4 million; and

•	Net distributions to noncontrolling interests of $31.2 million.

Cash flows used for financing activities of $157.8 million during the six months ended July 3, 2009 consisted of the following significant activities:

•	Payments of $107 million on the term loans under our 2007 Credit Facility.

•	Repurchases of our common stock of $24.0 million; and

•	Net distributions to noncontrolling interests of $30.0 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of July 2, 2010:

Contractual Obligations (Debt payments include principal only) (In millions)	Payments and Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
As of July 2, 2010:
2007 Credit Facility (1,2)	$775.0	$—	$775.0	$—	$—	$—
Capital lease obligations (1)	14.3	7.0	5.7	1.6	—	—
Notes payable, foreign credit lines and other indebtedness (1)	21.3	9.2	10.2	1.9	—	—
Total debt	810.6	16.2	790.9	3.5	—	—
Operating lease obligations (3)	517.0	140.0	197.7	107.0	72.3	—
Pension and other retirement plans funding requirements (4)	269.7	32.8	59.8	47.2	129.9	—
Interest (5)	59.6	21.2	37.3	1.1	—	—
Purchase obligations (6)	4.8	4.2	0.6	—	—	—
Asset retirement obligations (7)	3.6	0.7	1.0	1.7	0.2	—
Other contractual obligations (8)	38.0	11.9	5.1	—	—	21.0
Acquisition-related costs (9)	347.0	347.0	—	—	—	—
Total contractual obligations	$2,050.3	$574.0	$1,092.4	$160.5	$202.4	$21.0

(1)	Amounts shown exclude unamortized debt issuance costs of $8.0 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.2 million.

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

(9)	Amount consists of estimated purchase price and acquisition-related expenses of our proposed acquisition of Scott Wilson.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  As of July 2, 2010, we had $556.3 million in standby letters of credit under our 2007 Credit Facility.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our inability to issue or renew standby letters of credit would impair our ability to maintain normal operations.  Letters of credit outstanding increased from the prior quarter primarily due to the issuance of a letter of credit in the amount of £259.0 million, equivalent to U.S. $387.2 million at July 2, 2010.  The letter of credit was issued to satisfy regulatory requirements in the U.K. related to our proposed acquisition of Scott Wilson.  The letter of credit was subsequently cancelled on July 21, 2010 and replaced with an escrow account holding £198.0 million of cash, equivalent to U.S. $300.2 million as of July 2, 2010.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $7.2 million as of July 2, 2010.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses and damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•
As of July 2, 2010, the amount of a guarantee used to collateralize the credit facility of one of our U.K. operating subsidiaries and bank guarantee lines of some of our European subsidiaries was $7.8 million.

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

2007 Credit Facility

As of both July 2, 2010 and January 1, 2010, the outstanding balance of term loan A was $607.6 million at interest rates of 1.40% and 1.25%, respectively.  As of both July 2, 2010 and January 2, 2009, the outstanding balance of term loan B was $167.4 million at interest rates of 2.65% and 2.50%, respectively.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from the sale of assets and the issuance of debt.  On February 16, 2010, we entered into a consent to our 2007 Credit Facility, which allows us to use the funds from the sale of our equity investment in MIBRAG for general operating purposes.  As a result of this consent, we are no longer required to remit a payment relating to this transaction in the first quarter of 2010 and our next scheduled payment is expected to be due in December 2011.

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

As of July 2, 2010, our consolidated leverage ratio was 1.4, which did not exceed the maximum consolidated leverage ratio of 2.375, and our consolidated interest coverage ratio was 18.1, which exceeded the minimum consolidated interest coverage ratio of 5.0.  During the first quarter of 2010, Moody’s Investor Services upgraded our credit rating to Ba1.  On April 16, 2010, Standard and Poor’s upgraded our credit rating to BB+.  As a result of our upgraded credit ratings, some of our non-financial covenants are no longer applicable or became less restrictive; such as the ability to acquire other companies.  We were in compliance with the covenants of our 2007 Credit Facility as of July 2, 2010.

13BRevolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of July 2, 2010 and January 1, 2010.  As of July 2, 2010, we have issued $556.3 million of letters of credit, leaving $143.7 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of July 2, 2010, we would remain in compliance with the covenants of our 2007 Credit Facility.

14BOther Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of July 2, 2010 and January 1, 2010, we had outstanding amounts of $21.3 million and $24.6 million, respectively, in notes payable and foreign lines of credit.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  The weighted-average interest rates of the notes payable were approximately 5.5% and 5.6% as of July 2, 2010 and January 1, 2010, respectively.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As of July 2, 2010 and January 1, 2010, we had $15.0 million and $15.8 million in lines of credit available under these facilities, respectively, with no amounts outstanding.

Capital Leases.  As of July 2, 2010 and January 1, 2010, we had obligations under our capital leases of approximately $14.3 million and $16.5 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of July 2, 2010 and January 1, 2010, we had obligations under our operating leases of approximately $517.0 million and $489.8 million, respectively, consisting primarily of real estate leases.

Other Activities

Interest Rate Swap.  Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have one floating-for-fixed interest rate swap with a notional amount of $200.0 million, maturing on December 31, 2010.  As of July 2, 2010 and January 1, 2010, the fair value of our interest rate swap liability was $3.6 million and $7.1 million, respectively.  The swap liability was recorded in “Other current liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to fair value of the swap liability were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations as our interest rate swap is an effective hedge.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended January 1, 2010.  There were no material changes to these critical accounting policies during the six months ended July 2, 2010.  However, we adopted two new accounting standards relating to transfers of financial assets and consolidation of VIEs.  See the discussion regarding the adoption of the new accounting standards, as well as our discussion of VIEs and goodwill below.

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

Based on the above, if we determine that the power to direct the significant activities is shared by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.  In making the shared-power determination, we analyze the key contractual terms, governance, related party and de facto agency as they are defined in the accounting standard, and other arrangements to determine if the shared power exists.

As a result of our analysis under the current accounting standard for consolidation, we determined that we were the primary beneficiary of, and therefore, must consolidate seven joint ventures in which we do not have a majority voting interest as of and for the three and six months ended July 2, 2010.  Three of these joint ventures were consolidated within our Infrastructure & Environment segment and four were consolidated within our Energy & Construction segment.

The net impact of these joint ventures on segment revenues for both the three and six months ended July 2, 2010 was less than 10% of total segment revenues for each segment.  There was no impact on our debt as a result of consolidating these joint ventures.

As required by the accounting standard, we perform a quarterly re-assessment of our status as primary beneficiary.  This evaluation may result in a newly consolidated joint venture or in deconsolidating a previously consolidated joint venture.  See Note 5, “Joint Ventures,” for further information on our VIEs.

During the second quarter of 2010, we performed a re-assessment of our joint ventures to determine whether there were changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  Based on our analysis, we concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be de-consolidated.

Goodwill

Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets.  Goodwill and other net intangible assets were $3.6 billion as of July 2, 2010.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

For the six months ended July 2, 2010, no triggering events occurred that would require us to perform an interim impairment review of our goodwill.

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

A new accounting standard on consolidation of variable interest entities (“VIEs”) became effective for us at the beginning of our 2010 fiscal year.  This standard amends the accounting and disclosure requirements for the consolidation of a VIE.  It requires additional disclosures about the significant judgments and assumptions used in determining whether to consolidate a VIE, the restrictions on a consolidated VIE’s assets and on the settlement of a VIE’s liabilities, the risk associated with involvement in a VIE, and the financial impact on a company due to its involvement with a VIE.  As the standard requires ongoing quarterly evaluation of the application of the new requirements, changes in circumstances could result in the identification of additional VIEs to be consolidated or existing VIEs to be deconsolidated in any reporting period.  We adopted this standard prospectively and based on the carrying values of the entities at the date of adoption.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  For additional disclosures, see Note 5, “Joint Ventures,” to our “Condensed Consolidated Financial Statements,” included under Part 1 – Item 1 of this report.

An accounting standard update related to recurring and nonrecurring fair value measurements has been issued.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  It also requires a reconciliation of recurring Level 3 measurements including purchases, sales, issuances and settlements on a gross basis.  The accounting update clarifies certain existing disclosure requirements and requires fair value measurement disclosures for each class of assets and liabilities as opposed to each major category of assets and liabilities.  It also clarifies that entities are required to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the disclosures on the reconciliation of recurring Level 3 measurements, the other new disclosures and clarifications of existing disclosures were effective for us beginning with the first quarter of our 2010 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  See Note 8, “Fair Values of Debt Instruments, Investments and Derivative Instruments” for our fair value measurement disclosure.  The information about the activity in Level 3 fair value measurements on a gross basis will be effective for us beginning with the first quarter of our 2011 fiscal year.  We currently do not expect that the adoption of this portion of the standard will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have one floating-for-fixed interest rate swap with a notional amount of $200.0 million to hedge against changes in floating interest rates.  The notional amount of the swap is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on the expected outstanding indebtedness of approximately $775 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase approximately $3.4 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.29%, which would lower our net-of-tax interest expense by approximately $1.0 million.  This analysis is computed by taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swap.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our operating contracts.  We had a foreign currency translation loss, net of tax, of $7.6 million and foreign currency translation gains, net of tax, of $15.0 million for the three months ended July 2, 2010 and July 3, 2009, respectively.  We had a foreign currency translation loss, net of tax, of $6.4 million and foreign currency translation gains, net of tax, of $10.3 million for the six months ended July 2, 2010 and July 3, 2009, respectively.  See Note 8, “Fair Values of Debt Instruments, Investments and Derivative Instruments” for more information on our foreign currency contracts.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 2, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in delaying, curtailing or canceling proposed and existing projects.  In fiscal year 2009 and the first half of fiscal year 2010, our clients were affected by the weak economic conditions caused by the declines in the overall economy and constraints in the credit market.  As a result, some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, thus decreasing the overall demand for our services and adversely affecting our results of operations.  We experienced and expect to continue to experience delays or deferrals of existing and proposed projects.  For example, for the six months ended July 2, 2010, we experienced a decline in our revenues compared to the same period in fiscal year 2009.  We also experienced a decline in our book of business compared to the end of our 2009 fiscal year.  In light of current macroeconomic conditions, we expect revenues from our power and industrial and commercial market sectors will continue to decline in 2010.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to collect our invoices on a timely basis may lead to an increase in our accounts receivables and potentially an increase in the write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.  As of July 2, 2010, our book of business was estimated at approximately $28.0 billion, which included $16.5 billion of our backlog.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process and would be cancelled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of the current economic conditions as the risk of contracts in backlog being delayed or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 49% of our total revenues for the six months ended July 2, 2010.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

Our inability to successfully conduct due diligence and integrate acquisitions could impede us from realizing all of the benefits of the acquisition, which could severely weaken our results of operations.

Historically, we have used acquisitions as one way to expand our business.  Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could seriously harm our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  For example, our proposed acquisition of Scott Wilson will increase our business in foreign countries such as China, India, and Poland where we currently do not have a large presence and will require considerable efforts to effectively integrate these operations.  The difficulties of integrating an acquisition include, among others:

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic and customer relationships;

•	integrating legal and financial controls from multiple jurisdictions;

•	unanticipated legal and contingent liabilities;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns; and

•	integrating geographically separate organizations.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements and Supplementary Data” included under Part I – Item 1 for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Revenues from our federal market sector represented approximately 49% of our total revenues for the six months ended July 2, 2010.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  The federal government has also increased its use of IDCs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors.  As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to substantial joint and several liability and financial penalties that could reduce our profits and revenues and harm our reputation.

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform on a particular project.  For example, for the three and six months ended July 2, 2010, our equity in income of unconsolidated joint ventures amounted to $24.3 million and $48.9 million, respectively.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture, we may have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

Our dependence on third-party subcontractors and equipment and material providers could reduce our profits or result in project losses.

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

The past tightening of credit could increase this risk, as more clients may be unable to secure sufficient liquidity to pay their obligations.  If a client delays or defaults in making its payments on a project to which we have devoted significant resources, it could have an adverse effect on our financial position and cash flows.

Our failure to adequately recover on claims brought by us against project owners for additional contract costs could have a negative impact on our liquidity and profitability.

We have brought claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we may use working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.

Target-price and fixed-price contracts have increased due to our WGI acquisition as well as a shift away from cost-reimbursable contracts by some clients, thus increasing the unpredictability and volatility of our earnings.

Our WGI acquisition increased the number and size of our target-price and fixed-price contracts because WGI has historically performed construction-related projects that are more likely to use target-price and fixed-price contracts.  In addition, the current administration has encouraged the federal government to increase the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative project losses of approximately $96.5 million as of July 2, 2010.  If a project is significant, or if there are one or more common issues that impact multiple projects, cost overruns could increase the unpredictability and volatility of our earnings as well as have a material adverse impact on our business and earnings.

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

A decline in our stock price and market capitalization could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets.  Goodwill and other net intangible assets were $3.6 billion as of July 2, 2010.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

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

A decline in defense or other federal spending, or a change in budgetary priorities, could reduce our profits and revenues.

Revenues from our federal market sector represented 49% of our total revenues and contracts, of which the Department of Defense (“DOD”) and other defense-related clients represented approximately 34% of our total revenues for the six months ended July 2, 2010.  Past increases in spending authorization for defense-related or other federal programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

Our overall market share and profits will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. design firms accounted only for approximately 40% of the total top 500 U.S. design firm revenues in 2009.  The top 25 U.S. contractors accounted for approximately 50% of the top 400 U.S. contractors revenues in 2009, as reported by the Engineering News Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

As of July 2, 2010, our outstanding balance under the 2007 Credit Facility was $775.0 million.  Our next scheduled payment of $30.1 million is due in December 2011.  This level of debt might:

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

As a multinational company, we have operations in more than 30 countries and we derived 7% of our revenues from international operations for the six months ended July 2, 2010.  Moreover, part of our strategy is to expand our international presence, which will increase our exposure to these risks.  For example, our proposed acquisition of Scott Wilson will increase our business in foreign countries such as China, India, and Poland, where we currently do not have a large presence.

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

Force majeure events, including natural and man-made disasters, as well as terrorism risks, have negatively impacted and could further negatively impact our business, which may affect our financial condition, results of operations or cash flows.

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

As of July 2, 2010, approximately 16% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our second quarter of 2010:

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 3, 2010 – April 30, 2010	—	$—	—	—
May 1, 2010 – May 28, 2010	31	43.94	—	—
May 29, 2010 – July 2, 2010	—	—	—	989
Total	31		—	989

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)      Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.02	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
2.1	Recommended Increased Cash Offer for Scott Wilson by Universe Bidco Limited, dated as of June 30, 2010.	8-K	2.1	7/7/2010
2.2	Implementation Agreement between Universe Bidco Limited, URS Corporation and Scott Wilson Group plc., dated as of June 28, 2010.	8-K	2.2	6/29/2010
4.1	Form of Universe Bidco Limited Loan Note Instrument constituting up to £30,000,000 Floating Rate Loan Notes 2015.	8-K	4.1	7/7/2010
10.1	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2010.				X	*
10.2	Non-Executive Director Compensation Program.				X	*
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X	**
101.INS	XBRL Instance Document.				X#
101.SCH	XBRL Taxonomy Extension Schema Document.				X#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X#

*	Represents a management contract or compensatory plan or arrangement.

**
Document has been furnished and not filed and not to be incorporated into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filing.

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URS CORPORATION

Dated: August 10, 2010	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
10.1	URS Corporation First Amendment to the 2008 Equity Incentive Plan, as amended on May 26, 2010.
10.2	Non-Executive Director Compensation Program.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.