Form 10-Q
period 2010-10-01
URS CORP /NEW/
filed 2010-11-09
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16BClass	Outstanding at November 1, 2010

Common Stock, $.01 par value	82,746,134

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and other business trends; future accounting and actuarial estimates; future contract losses; future backlog and book of business conversion; future income tax payments; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future capital expenditures, contractual obligations and commitments; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; impairment of our goodwill; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; third-party software risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42, Risk Factors beginning on page 77, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

2BURS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
6
4B(In thousands, except per share data)

	October 1, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$556,510	$720,621
Short-term investments	450	30,682
Accounts receivable, including retentions of $69,399 and $41,771, respectively	1,119,263	924,271
Costs and accrued earnings in excess of billings on contracts	1,224,082	1,024,215
Less receivable allowances	(56,870)	(47,651)
Net accounts receivable	2,286,475	1,900,835
Deferred tax assets	64,391	98,198
Other current assets	164,879	130,484
Total current assets	3,072,705	2,880,820
Investments in and advances to unconsolidated joint ventures	54,234	93,874
Property and equipment at cost, net	275,766	258,950
Intangible assets, net	531,047	425,860
Goodwill	3,402,428	3,170,031
Other assets	90,908	74,881
Total assets	$7,427,088	$6,904,416
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$73,115	$115,261
Accounts payable and subcontractors payable, including retentions of $42,351 and $51,475, respectively	638,595	586,783
Accrued salaries and employee benefits	496,261	435,456
Billings in excess of costs and accrued earnings on contracts	264,111	235,268
Other current liabilities	206,152	156,746
Total current liabilities	1,678,234	1,529,514
Long-term debt	716,015	689,725
Deferred tax liabilities	325,874	324,711
Self-insurance reserves	110,629	101,338
Pension and post-retirement benefit obligations	245,628	172,248
Other long-term liabilities	159,841	136,415
Total liabilities	3,236,221	2,953,951
Commitments and contingencies (Note 14)
URS stockholders’ equity:
Preferred stock, authorized 3,000 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200,000 shares; 86,820 and 86,071 shares issued, respectively; and 82,768 and 84,019 shares outstanding, respectively	868	860
Treasury stock, 4,052 and 2,052 shares at cost, respectively	(169,267)	(83,810)
Additional paid-in capital	2,910,951	2,884,941
Accumulated other comprehensive loss	(29,103)	(49,239)
Retained earnings	1,380,999	1,153,062
Total URS stockholders’ equity	4,094,448	3,905,814
Noncontrolling interests	96,419	44,651
Total stockholders’ equity	4,190,867	3,950,465
Total liabilities and stockholders’ equity	$7,427,088	$6,904,416

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenues	$2,340,084	$2,318,525	$6,796,947	$7,136,771
Cost of revenues	(2,136,495)	(2,217,054)	(6,344,979)	(6,765,745)
General and administrative expenses	(21,493)	(17,943)	(54,929)	(56,635)
Acquisition-related expenses (Note 15)	(7,516)	—	(11,629)	—
Equity in income (loss) of unconsolidated joint ventures	(12,398)	20,703	36,520	79,048
Operating income	162,182	104,231	421,930	393,439
Interest expense	(9,456)	(10,994)	(23,881)	(37,643)
Other income, net (Note 5)	—	—	—	47,914
Income before income taxes	152,726	93,237	398,049	403,710
Income tax expense	(64,923)	(24,640)	(117,352)	(151,765)
Net income including noncontrolling interests	87,803	68,597	280,697	251,945
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(17,414)	(3,840)	(52,760)	(16,580)
Net income attributable to URS	$70,389	$64,757	$227,937	$235,365

Earnings per share (Note 3):
Basic	$.87	$.80	$2.81	$2.89
Diluted	$.87	$.79	$2.79	$2.87
Weighted-average shares outstanding (Note 3):
Basic	81,054	81,418	81,216	81,419
Diluted	81,292	81,780	81,580	81,895

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Comprehensive income (loss):
Net income including noncontrolling interests	$87,803	$68,597	$280,697	$251,945
Pension and post-retirement related adjustments, net of tax	35	(542)	1,894	(456)
Foreign currency translation adjustments, net of tax	21,617	(405)	15,174	9,917
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	—	—	5,115
Reclassification of unrealized loss on investment in equity securities, net of tax	372	—	—	—
Unrealized loss on foreign currency forward contract, net of tax	—	—	—	(10,728)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	—	—	10,728
Unrealized gain on interest rate swaps, net of tax	988	826	3,068	3,081
Comprehensive income	110,815	68,476	300,833	269,602
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(17,414)	(3,840)	(52,760)	(16,580)
Comprehensive income attributable to URS	$93,401	$64,636	$248,073	$253,022

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
B(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total URS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, January 2, 2009	83,952	$850	$(42,585)	$2,838,290	$(55,866)	$883,942	$3,624,631	$31,125	$3,655,756
Employee stock purchases and exercises of stock options	321	3	—	9,862	—	—	9,865	—	9,865
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(211)	(2)	—	(8,890)	—	—	(8,892)	—	(8,892)
Stock-based compensation	869	8	—	30,176	—	—	30,184	—	30,184
Excess tax benefits from stock-based compensation	—	—	—	1,983	—	—	1,983	—	1,983
Foreign currency translation adjustments, net of tax	—	—	—	—	9,917	—	9,917	—	9,917
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	—	—	—	5,115	—	5,115	—	5,115
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(456)	—	(456)	—	(456)
Interest rate swaps, net of tax	—	—	—	—	3,081	—	3,081	—	3,081
Repurchases of common stock	(1,000)	—	(41,225)	—	—	—	(41,225)	—	(41,225)
Unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	(10,728)	—	(10,728)	—	(10,728)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	10,728	—	10,728	—	10,728
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22,238)	(22,238)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	16,739	16,739
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	342	342
Net income including noncontrolling interests	—	—	—	—	—	235,365	235,365	16,580	251,945
Balances, October 2, 2009	83,931	$859	$(83,810)	$2,871,421	$(38,209)	$1,119,307	$3,869,568	$42,548	$3,912,116

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
B(In thousands)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total URS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances, January 1, 2010	84,019	$860	$(83,810)	$2,884,941	$(49,239)	$1,153,062	$3,905,814	$44,651	$3,950,465
Employee stock purchases and exercises of stock options	216	2	—	6,452	—	—	6,454	—	6,454
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(332)	(3)	—	(16,157)	—	—	(16,160)	—	(16,160)
Stock-based compensation	865	9	—	32,313	—	—	32,322	—	32,322
Excess tax benefits from stock-based compensation	—	—	—	3,402	—	—	3,402	—	3,402
Foreign currency translation adjustments, net of tax	—	—	—	—	15,174	—	15,174	—	15,174
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1,894	—	1,894	—	1,894
Interest rate swaps, net of tax	—	—	—	—	3,068	—	3,068	—	3,068
Repurchases of common stock	(2,000)	—	(85,457)	—	—	—	(85,457)	—	(85,457)
Newly consolidated joint ventures	—	—	—	—	—	—	—	40,975	40,975
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48,411)	(48,411)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	7,563	7,563
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(1,119)	(1,119)
Net income including noncontrolling interests	—	—	—	—	—	227,937	227,937	52,760	280,697
Balances, October 1, 2010	82,768	$868	$(169,267)	$2,910,951	$(29,103)	$1,380,999	$4,094,448	$96,419	$4,190,867

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
5BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
6B(In thousands)

	Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net income including noncontrolling interests	$280,697	$251,945
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	59,048	66,958
Amortization of intangible assets	33,980	39,619
Amortization of debt issuance costs	7,134	5,915
Loss on settlement of foreign currency forward contract	—	27,675
Net gain on sale of investment in unconsolidated joint venture	—	(75,589)
Normal profit	(165)	(10,895)
Provision for doubtful accounts	1,915	6,415
Deferred income taxes	25,997	102,753
Stock-based compensation	32,322	30,184
Excess tax benefits from stock-based compensation	(3,402)	(1,983)
Equity in income of unconsolidated joint ventures, less dividends received	33,995	(19,723)
Changes in operating assets, liabilities and other, net of effects of newly consolidated joint ventures:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(91,782)	40,817
Other current assets	4,931	(998)
Advances to unconsolidated joint ventures	(1,744)	14,984
Accounts payable, accrued salaries and employee benefits, and other current liabilities	4,324	(23,882)
Billings in excess of costs and accrued earnings on contracts	(42,231)	(9,818)
Other long-term liabilities	14,096	398
Other assets	(5,617)	3,381
Total adjustments and changes	72,801	196,211
Net cash from operating activities	353,498	448,156
Cash flows from investing activities:
Payments for a business acquisition, net of cash acquired	(287,999)	—
Cash related to newly consolidated joint ventures	20,696	—
Proceeds from disposal of property and equipment	4,158	53,362
Proceeds from sale of investment in unconsolidated joint venture, net of related selling costs	—	282,584
Payment in settlement of foreign currency forward contract	—	(273,773)
Receipt in settlement of foreign currency forward contract	—	246,098
Investments in unconsolidated joint ventures	(6,036)	(13,769)
Changes in restricted cash	(16,468)	(1,108)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(34,065)	(34,455)
Purchases of short-term investments	—	(195,562)
Maturity of short-term investment	30,232	—
Net cash from investing activities	(289,482)	63,377

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
7BCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
8B(In thousands)

	Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from financing activities:
Payments on long-term debt	(82,389)	(215,030)
Net borrowings (payments) under lines of credit and short-term notes	4,014	(483)
Net change in overdrafts	(4,549)	3
Payments on capital lease obligations	(5,139)	(4,771)
Excess tax benefits from stock-based compensation	3,402	1,983
Proceeds from employee stock purchases and exercises of stock options	6,453	9,865
Net distributions to noncontrolling interests	(64,462)	(16,216)
Repurchases of common stock	(85,457)	(41,225)
Net cash from financing activities	(228,127)	(265,874)
Net increase (decrease) in cash and cash equivalents	(164,111)	245,659
Cash and cash equivalents at beginning of period	720,621	223,998
Cash and cash equivalents at end of period	$556,510	$469,657

Supplemental information:
Interest paid	$18,166	$31,802
Taxes paid	$25,405	$56,094
Taxes refunded	$—	$30,565

Supplemental schedule of non-cash investing and financing activities:
Loan Notes issued and estimated consideration for vested shares exercisable in connection with an acquisition	$34,321	$—
Equipment acquired with capital lease obligations and equipment note obligations	$9,999	$5,463

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

0BNOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

1BOverview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have more than 46,500 employees in a global network of offices and contract-specific job sites in more than 40 countries.  We operate through three reporting segments:  the Infrastructure & Environment business, the Federal Services business and the Energy & Construction business.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended January 1, 2010.  The results of operations for the three and nine months ended October 1, 2010 are not indicative of the operating results for the full year or for future years.

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

On September 10, 2010, we completed the acquisition of Scott Wilson Group plc. (“Scott Wilson”).  The operating results of Scott Wilson from the acquisition date through October 1, 2010 are included in our condensed consolidated financial statements under the Infrastructure & Environment business.  See Note 15, “Acquisition,” for more information regarding this acquisition.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At October 1, 2010 and January 1, 2010, restricted cash was $28.4 million and $11.9 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 5, “Joint Ventures.”

Investments

At October 1, 2010, our short-term investments consisted of all highly liquid investments, including interest-bearing time deposits, with maturities of more than 90 days, but less than a year, at the date of purchase.  The carrying values of our short-term investments approximate their fair values.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

An accounting standard update related to recurring and nonrecurring fair value measurements was issued.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  It also requires a reconciliation of recurring Level 3 measurements including purchases, sales, issuances and settlements on a gross basis.  The accounting update clarifies certain existing disclosure requirements and requires fair value measurement disclosures for each class of assets and liabilities as opposed to each major category of assets and liabilities.  It also clarifies that entities are required to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the disclosures on the reconciliation of recurring Level 3 measurements, the other new disclosures and clarifications of existing disclosures were effective for us beginning with the first quarter of our 2010 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  See Note 8, “Fair Values of Debt Instruments, Investments and Derivative Instruments,” for our fair value measurement disclosure.  The information about the activity in Level 3 fair value measurements on a gross basis will be effective for us beginning with the first quarter of our 2011 fiscal year.  We currently do not expect that the adoption of this portion of the standard will have a material impact on our consolidated financial statements.

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

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Weighted-average common stock shares outstanding (1)	81,054	81,418	81,216	81,419
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	238	362	364	476
Weighted-average common stock outstanding – Diluted	81,292	81,780	81,580	81,895

(1)	Weighted-average common stock outstanding is net of treasury stock.

(In thousands)	October 1, 2010	October 2, 2009
Anti-dilutive equity awards not included above	895	559

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

Accounts receivable and costs and accrued earnings in excess of billings on contracts include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.  At October 1, 2010, significant unapproved change orders and claims collectively represented approximately 2% of our accounts receivable and accrued earnings in excess of billings on contracts.

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts with the U.S. federal government and with other customers as of October 1, 2010 and January 1, 2010:

	As of
(In millions)	October 1, 2010	January 1, 2010
Accounts receivable:
U.S. federal government	$373.8	$330.5
Others	745.5	593.8
Total accounts receivable	$1,119.3	$924.3
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$671.3	$557.7
Others	552.8	466.5
Total costs and accrued earnings in excess of billings on contracts	$1,224.1	$1,024.2

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

During the third quarter of 2010, we performed an assessment of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  Based on our analysis, we concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be de-consolidated.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

(In thousands)	October 1, 2010	January 1, 2010
Cash and cash equivalents	$84,976	$112,424
Net accounts receivable	338,218	228,132
Other current assets	927	2,200
Non-current assets	15,742	197
Total assets	$439,863	$342,953

Accounts and subcontractors payable	$186,366	$128,073
Billings in excess of costs and accrued earnings	4,971	14,589
Accrued expenses and other	32,547	31,416
Non-current liabilities	2,993	—
Total liabilities	226,877	174,078

Total URS equity	116,567	124,224
Noncontrolling interests	96,419	44,651
Total owners’ equity	212,986	168,875
Total liabilities and owners’ equity	$439,863	$342,953

Total revenues of the consolidated joint ventures were $471.7 million and $333.6 million for the three months ended October 1, 2010 and October 2, 2009, respectively, and $1.3 billion and $899.6 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

(In thousands)	Unconsolidated VIEs	MIBRAG Mining Joint Venture (1)
October 1, 2010
Current assets	$473,552	N/A
Noncurrent assets	$7,134	N/A
Current liabilities	$385,611	N/A
Noncurrent liabilities	$70	N/A

January 1, 2010
Current assets	$574,556	N/A
Noncurrent assets	$18,275	N/A
Current liabilities	$442,688	N/A
Noncurrent liabilities	$84	N/A

Three months ended October 1, 2010 (2,3)
Revenues	$296,501	N/A
Cost of revenues	$(309,428)	N/A
Loss from continuing operations before tax	$(12,927)	N/A
Net loss	$(16,020)	N/A

Three months ended October 2, 2009 (2)
Revenues	$425,389	N/A
Cost of revenues	$(362,227)	N/A
Income from continuing operations before tax	$63,162	N/A
Net income	$61,376	N/A

Nine months ended October 1, 2010 (2,3)
Revenues	$943,685	N/A
Cost of revenues	$(842,833)	N/A
Income from continuing operations before tax	$100,852	N/A
Net income	$92,341	N/A

Nine months ended October 2, 2009 (2)
Revenues	$1,426,963	$219,606
Cost of revenues	$(1,235,808)	$(181,770)
Income from continuing operations before tax	$191,155	$37,836
Net income	$182,730	$37,307

(1)	During the second quarter of 2009, we sold our equity investment in the MIBRAG mbH (“MIBRAG”) mining venture.

(2)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

(3)
In October 2010, we received notice of a ruling on the priority of claims against the bankrupt client made by one of our unconsolidated joint ventures related to the SR-125 road project in California.  The judge ruled against our joint venture's position, finding that its mechanic's lien did not have priority over the senior lenders.  As a result of the court’s decision, we recorded a pre-tax non-cash asset impairment charge of $25.0 million or $0.18 per share on an after-tax basis in the third quarter of 2010.  The remaining $3.2 million of our net investment in the joint venture reflects expected reimbursement of legal fees from an insurance provider.  See Note 14, “Commitments and Contingencies,” for more information regarding this case.

We received $35.5 million and $12.3 million, respectively, of distributions from unconsolidated joint ventures for the three months ended October 1, 2010 and October 2, 2009 and $70.5 million and $59.3 million, respectively, for the nine months ended October 1, 2010 and October 2, 2009.  There were no distributions from MIBRAG for the three and nine months ended October 2, 2009.

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

Sale of Equity Investment in MIBRAG

On June 10, 2009, we completed the sale of our equity investment in MIBRAG.  We received €206.1 million (equivalent to U.S. $287.8 million) in cash proceeds from the sale.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG.  (See Note 7, “Indebtedness,” for further discussion of our foreign currency loss related to the foreign currency forward contract).  The following table describes the impact of these transactions for the three and nine months ended October 2, 2009:

(In millions)	Nine Months Ended October 2, 2009
Other income, net:
Sales proceeds	$287.8
Less: carrying value	(207.0)
sale-related costs	(5.2)
Gain on sale	75.6
Loss on settlement of foreign currency forward contract	(27.7)
Other income, net	$47.9

The net after-tax impact of these two transactions resulted in an increase to net income of $30.6 million for the nine months ended October 2, 2009.  It also increased diluted EPS by $0.37 for the nine months ended October 2, 2009.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 6.  PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and Equipment

Our property and equipment consisted of the following:

(In thousands)	October 1, 2010	January 1, 2010
Equipment and internal-use software	$420,344	$376,169
Construction and mining equipment	121,075	115,954
Furniture and fixtures	66,679	57,038
Leasehold improvements	74,890	71,037
Construction in progress	380	130
Land, buildings and improvements	8,859	584
	692,227	620,912
Accumulated depreciation and amortization	(416,461)	(361,962)
Property and equipment at cost, net	$275,766	$258,950

Our depreciation expense related to property and equipment was $19.4 million and $21.3 million for the three months ended October 1, 2010 and October 2, 2009, respectively, and $59.0 million and $67.0 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.

Intangible Assets

During the third quarter of 2010, we acquired $135 million of identifiable intangible assets through our acquisition of Scott Wilson.  See Note 15, “Acquisition,” for more information regarding this acquisition.

Amortization expense related to intangible assets was $11.7 million and $13.2 million for the three months ended October 1, 2010 and October 2, 2009, respectively, and $34.0 million and $39.6 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.

NOTE 7.  INDEBTEDNESS

Indebtedness consisted of the following:

(In thousands)	October 1, 2010	January 1, 2010
Bank term loans, net of debt issuance costs	$693,348	$763,858
Obligations under capital leases	20,619	16,481
Notes payable, foreign credit lines and other indebtedness	75,163	24,647
Total indebtedness	789,130	804,986
Less:
Current portion of long-term debt	73,115	115,261
Long-term debt	$716,015	$689,725

2007 Credit Facility

As of October 1, 2010 and January 1, 2010, the outstanding balance of term loan A was $548.8 million and $607.6 million, respectively, at interest rates of 1.27% and 1.25%, respectively.  As of October 1, 2010 and January 1, 2010, the outstanding balance of term loan B was $151.2 million and $167.4 million, respectively, at interest rates of 2.52% and 2.50%, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Under the terms of our Senior Secured Credit Facility (“2007 Credit Facility”), we are generally required to remit as debt payments any proceeds we receive from the sale of assets and the issuance of debt.  On February 16, 2010, we entered into a consent agreement to our 2007 Credit Facility, which allows us to use the funds from the sale of our equity investment in MIBRAG for general operating purposes.  As a result of this consent, we were no longer required to remit a payment relating to this transaction in the first quarter of 2010 and our next scheduled payment is expected to be due in March 2012.

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

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments) and other pro forma adjustments related to permitted acquisitions.

As of October 1, 2010, our consolidated leverage ratio was 1.2, which did not exceed the maximum consolidated leverage ratio of 2.375, and our consolidated interest coverage ratio was 19.8, which exceeded the minimum consolidated interest coverage ratio of 5.0.  During the first quarter of 2010, Moody’s Investor Services upgraded our credit rating to Ba1.  On April 16, 2010, Standard and Poor’s upgraded our credit rating to BB+.  As a result of these upgrades in our credit ratings in the first nine months of 2010, some of our non-financial covenants, such as the ability to acquire other companies, are no longer applicable or became less restrictive.  We were in compliance with the covenants of our 2007 Credit Facility as of October 1, 2010.

Revolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of either October 1, 2010 or January 1, 2010.  As of October 1, 2010, we had issued $165.4 million of letters of credit, leaving $534.6 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of October 1, 2010, we would remain in compliance with the covenants of our 2007 Credit Facility.

Other Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of October 1, 2010 and January 1, 2010, we had outstanding amounts of $75.2 million and $24.6 million, respectively, in notes payable and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 2.4% and 5.6% as of October 1, 2010 and January 1, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture, and five-year loan notes (“Loan Notes”).

The Loan Notes of £17.9 million (equivalent to U.S. $28.2 million as of October 1, 2010) were issued to shareholders of Scott Wilson as an alternative to cash consideration.  The Loan Notes are collateralized by cash held in trust and are redeemable at the note holder’s option in whole or in part on each of the interest payment dates falling six months after September 10, 2010, the issuance date.  The Loan Notes will expire and be fully redeemed on September 10, 2015.  The Loan Notes will pay interest semi-annually at the prevailing six-month pound sterling LIBOR rate less 0.25% set on each March and September 10th.  See Note 15, “Acquisition,” for more information regarding this acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As part of our acquisition of Scott Wilson, we assumed various credit lines, the largest being £40.0 million (equivalent to U.S. $62.9 million as of October 1, 2010) to allow for borrowing capacity in the U.K. and for worldwide guarantee usage for Scott Wilson legal entities.

As of October 1, 2010 and January 1, 2010, we had $89.0 million and $15.8 million in lines of credit available under all foreign facilities, respectively.  As of October 1, 2010, the total outstanding balance of our credit lines was $27.6 million.

Capital Leases.  As of October 1, 2010 and January 1, 2010, we had obligations under our capital leases of approximately $20.6 million and $16.5 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

NOTE 8.  FAIR VALUES OF DEBT INSTRUMENTS, INVESTMENTS AND DERIVATIVE INSTRUMENTS

Our investments and derivative instruments were carried at their fair values as of October 1, 2010 and January 1, 2010, as presented in the following tables:

(In millions)	Carrying Value as of October 1, 2010	Fair Value Measurement as of October 1, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate instruments	$3.2	$—	$3.2	$—
Short-term investment	0.5	—	0.5	—

(In millions)	Carrying Value as of January 1, 2010	Fair Value Measurement as of January 1, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate instrument	$7.1	$—	$7.1	$—
Short-term investments	30.7	—	30.7	—

2007 Credit Facility

As of October 1, 2010 and January 1, 2010, the estimated current market values of term loans A and B, net of debt issuance costs, were approximately $7.8 million and $25.3 million less than the amount reported on our Condensed Consolidated Balance Sheets, respectively.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loans.  The change in the fair values of our loans from January 1, 2010 to October 1, 2010 was due to market forces and credit rating upgrades by two outside credit rating agencies.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Interest Rate Instruments

Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have one floating-for-fixed interest rate swap with a notional amount of $200.0 million, maturing on December 31, 2010.  As of October 1, 2010 and January 1, 2010, the fair value of our swap liability was $2.0 million and $7.1 million, respectively.  The swap liability was recorded in “Other current liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to the fair value of the swap liability were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations as our interest rate swap is an effective hedge.  As part of our acquisition of Scott Wilson, we assumed a three-month pound sterling LIBOR interest rate contract maturing on July 24, 2012 and recorded an immaterial adjustment related to the change in its fair value during the quarter ended October 1, 2010.

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data as of October 1, 2010 and January 1, 2010 and for the duration of each derivative’s terms.  The fair values of our short-term investments, consisting of interest-bearing time deposits, approximate their carrying values based upon the current market rates for similar instruments.

Foreign Currency Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.

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

We settled our foreign currency forward contract during the second quarter of 2009.  For the nine months ended October 2, 2009, we recorded a loss on the settlement of this contract of $27.7 million in “Other income net” on our Condensed Consolidated Statements of Operations.  The following table presents the components of our foreign currency forward contract loss:

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	As of
(In millions)	October 1, 2010	January 1, 2010
Billings in excess of costs and accrued earnings on contracts	$169.9	$195.6
Advance payments negotiated as a contract condition	56.4	10.1
Estimated losses on uncompleted contracts	27.4	19.0
Normal profit liabilities	0.2	0.4
Project-related legal liabilities and other project-related reserves	5.7	5.9
Other	4.5	4.3
Total	$264.1	$235.3

NOTE 10.  INCOME TAXES

Our effective income tax rates for the three months ended October 1, 2010 and October 2, 2009 were 42.5% and 26.4%, respectively.  In the third quarter of 2009, we recorded a tax benefit resulting from our determination that the earnings of our foreign subsidiaries would no longer be indefinitely reinvested.  No corresponding benefit was booked in the third quarter of 2010.

Our effective income tax rates for the nine months ended October 1, 2010 and October 2, 2009 were 29.5% and 37.6%, respectively.  The reduction in the rate for the nine months ended October 1, 2010 was primarily due to our determination made during the first quarter of 2010 that earnings of all of our foreign subsidiaries will be indefinitely reinvested offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  On February 16, 2010, we entered into a consent with our lenders related to our 2007 Credit Facility that permits us to utilize the funds received in June 2009 from the sale of our equity investment in MIBRAG for general operating purposes.  This consent allowed these funds to be indefinitely reinvested offshore to facilitate the implementation of our strategy to expand our international business.  During the first quarter of 2010, we determined that our plans to expand the scope of our international presence would require that we indefinitely reinvest the earnings of all of our foreign subsidiaries.  For fiscal years 2007 and 2008, our foreign subsidiaries distributed to their U.S. shareholders $0.1 million and $8.3 million, respectively, that were taxable in the U.S.  No cash distributions were made from our foreign subsidiaries to their U.S. shareholders in fiscal year 2009 or in the nine months ended October 1, 2010.  In the fourth quarter of 2009 and the third quarter of 2010, some distributions were made among our foreign subsidiaries, which resulted in foreign earnings being subject to U.S. taxation of $16.0 million and $6.4 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The reconciliation of our income tax expense and effective income tax rates for the nine months ended October 1, 2010 and October 2, 2009 is as follows:

	Nine Months Ended
	October 1, 2010		October 2, 2009
(In thousands, except for percentages)	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$139,317	35.0%	$141,299	35.0%
State taxes, net of federal benefit	19,029	4.8%	18,081	4.5%
Change in indefinite reinvestment assertion	(58,176)	(14.6%)	(14,703)	(3.6%)
Adjustments to valuation allowances	14,446	3.6%	2,099	0.5%
Adjustments related to changing foreign tax credits to deductions	13,616	3.4%	—	—
Foreign income taxed at rates other than 35%	(13,740)	(3.4%)	—	—
Other adjustments	2,860	0.7%	4,989	1.2%
Total income tax expense	$117,352	29.5%	$151,765	37.6%

As of October 1, 2010, our federal net operating loss (“NOL”) carryover was approximately $22.2 million.  These federal NOL carryovers expire in years 2020 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $400.3 million.  These state NOL carryovers expire in years 2010 through 2027.  There are also foreign NOL carryovers in various taxing jurisdictions of approximately $340.1 million.  The majority of the foreign NOL carryovers have no expiration date.  The NOL carryovers result in a deferred tax asset of $116.5 million.  A valuation allowance of $95.3 million has been established against these deferred tax assets.  None of the remaining deferred tax assets related to NOL carryovers is individually material.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

We anticipate that cash payments for income taxes for 2010 will be substantially less than the income tax expense that will be recognized in the financial statements.  This difference results from expected tax deductions for goodwill amortization.  As of October 1, 2010, we have remaining tax-deductible goodwill of $356.1 million resulting from acquisitions by Washington Group International (“WGI”) before our acquisition of WGI, as well as from our other prior acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 13 years.  The tax deduction for goodwill for 2010 is expected to be $87.2 million.  The amount of the tax deduction for goodwill is expected to decrease slightly over the next four years and will be substantially lower after five years.

NOTE 11.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  As part of our acquisition of Scott Wilson, we assumed two foreign defined benefit retirement plans and the net accrued benefit liabilities of these two plans were $84.0 million as of October 1, 2010.  See Note 15, “Acquisition,” for more information regarding this acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The components of our net periodic pension costs relating to our defined benefit plans for the three and nine months ended October 1, 2010 and October 2, 2009 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Service cost	$1,590	$1,660	$79	$—
Interest cost	4,610	4,605	1,484	197
Expected return on plan assets	(3,933)	(3,745)	(1,369)	(115)
Amortization of:
Prior service costs	(796)	(796)	—	—
Net loss	902	246	23	—
Net periodic pension cost	$2,373	$1,970	$217	$82

	Nine Months Ended
	Domestic Plans		Foreign Plans
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Service cost	$4,770	$4,980	$79	$—
Interest cost	13,830	13,815	2,027	552
Expected return on plan assets	(11,799)	(11,235)	(1,684)	(322)
Amortization of:
Prior service costs	(2,388)	(2,388)	—	—
Net loss	2,706	738	70	—
Net periodic pension cost	$7,119	$5,910	$492	$230

During the three and nine months ended October 1, 2010, we made cash contributions, including employer-directed benefit payments, of $4.8 million and $16.9 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $5.1 million for the remainder of 2010.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and nine months ended October 1, 2010 and October 2, 2009 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Service cost	$17	$16	$51	$48
Interest cost	562	637	1,686	1,911
Expected return on plan assets	(63)	(53)	(189)	(159)
Amortization of:
Net gain	(33)	(36)	(99)	(108)
Net periodic benefit cost	$483	$564	$1,449	$1,692

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

During the three and nine months ended October 1, 2010, we made employer-directed benefit payments of $1.0 million and $2.8 million, respectively, to the post-retirement benefit plans.  We expect to make cash contributions, including estimated employer-directed benefit payments, of approximately $0.9 million for the remainder of 2010.

NOTE 12.  STOCKHOLDERS’ EQUITY

Equity Incentive Plans

As of October 1, 2010, approximately 2.2 million shares were issued as restricted stock awards and 0.1 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 2.7 million shares remained reserved for future grant under the 2008 Plan.  The 2008 Plan replaced our 1999 Equity Incentive Plan (the “1999 Plan”).  Although our 1999 Plan became inactive, as of October 1, 2010, we still had approximately 0.7 million shares of nonvested restricted stock awards and restricted stock units and approximately 0.7 million shares of outstanding unexercised stock options that had been granted under the 1999 Plan.

Stock Repurchase Program

On September 10, 2010, the Board of Directors approved an increase and extension of the stock repurchase program that conformed to the terms of our 2007 Credit Facility, as amended.  Under the modified stock repurchase program, we are authorized to repurchase, in each of the fiscal years during the period from January 2, 2010 through January 2, 2015, up to three million shares of our common stock, plus the number of shares of common stock equal to the excess, if any, of three million shares over the actual number of shares repurchased during the prior fiscal year.  In addition, we are subject to covenants under our 2007 Credit Facility that may limit our ability to repurchase stock if we do not maintain various designated financial criteria.

During the three months ended October 1, 2010, we repurchased an aggregate of 1.0 million shares of our common stock at an average price of $37.04 per common share for approximately $37.0 million.  During the nine months ended October 1, 2010, we repurchased an aggregate of 2.0 million shares of our common stock at an average price of $42.73 per common share for approximately $85.5 million.

During the three months ended October 2, 2009, we repurchased an aggregate of 0.4 million shares of our common stock at a weighted-average price of $47.66 per common share for approximately $17.3 million.  During the nine months ended October 2, 2009, we repurchased an aggregate of one million shares of our common stock at a weighted-average price of $41.23 per common share for approximately $41.2 million.

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table presents our stock-based compensation expenses related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized for the three and nine months ended October 1, 2010 and October 2, 2009:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Stock-based compensation expenses:
Restricted stock awards and units	$11.4	$11.3	$32.0	$29.3
Employee stock purchase plan	0.1	0.1	0.3	0.9
Stock-based compensation expenses	$11.5	$11.4	$32.3	$30.2

Total income tax benefits recognized in our net income related to stock-based compensation expenses	$4.4	$4.4	$12.4	$11.6

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

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over a four-year vesting period.  Vesting of some awards is subject to both service requirements and performance conditions.  Currently outstanding restricted stock awards and units with a performance condition vest upon the achievement of an annual net income target, established in the first quarter of the fiscal year preceding the vesting date.  Our awards are measured based on the stock price on the date that all of the key terms and conditions related to the award are known and are expensed over their respective vesting periods.  Restricted stock awards and units are expensed on a straight-line basis over their respective vesting periods subject to the probability of meeting performance and/or service requirements.

As of October 1, 2010, we had estimated unrecognized stock-based compensation expense of $95.1 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.6 years.  The following table summarizes the total fair values of vested shares, according to their contractual terms, and the grant date fair values of restricted stock awards and units granted during the nine months ended October 1, 2010 and October 2, 2009:

(In millions)	October 1, 2010	October 2, 2009
Fair values of shares vested	$38.2	$22.4
Grant date fair values of restricted stock awards and units granted	$42.3	$50.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the nine months ended October 1, 2010 is presented below:

	Nine Months Ended October 1, 2010
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2010	2,644,571	$42.16
Granted	968,417	$43.67
Vested	(932,750)	$40.92
Forfeited	(72,421)	$42.21
Nonvested at October 1, 2010	2,607,817	$43.16

Stock Options

We have not granted any stock options since September 2005.  Stock options expire in ten years from the date of grant.  A summary of the status and changes of the stock options, according to their contractual terms, is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at January 1, 2010	766,066	$22.99	3.46	$16.5
Exercised	(100,319)	$21.14
Forfeited/expired/cancelled	(4,834)	$16.51
Outstanding and exercisable at October 1, 2010	660,913	$23.32	2.85	$9.9

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $38.25 as of October 1, 2010, which would have been received by the option holders had all option holders exercised their options on that date.

For the nine months ended October 1, 2010 and October 2, 2009, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $2.7 million and $5.1 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards or any unrecognized related expense.

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

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenues
Infrastructure & Environment	$818.2	$793.0	$2,344.4	$2,436.7
Federal Services	645.2	653.5	1,934.8	1,940.7
Energy & Construction	898.6	886.4	2,566.2	2,810.4
Inter-segment, eliminations and other	(21.9)	(14.4)	(48.5)	(51.0)
Total revenues	$2,340.1	$2,318.5	$6,796.9	$7,136.8
Equity in income (loss) of unconsolidated joint ventures
Infrastructure & Environment	$0.6	$1.9	$2.2	$5.4
Federal Services	1.5	1.3	4.3	4.3
Energy & Construction	(14.5)	17.5	30.0	69.3
Total equity in income (loss) of unconsolidated joint ventures	$(12.4)	$20.7	$36.5	$79.0
Contribution (1)
Infrastructure & Environment	$71.5	$60.0	$182.0	$198.2
Federal Services	56.0	45.3	142.0	129.4
Energy & Construction	53.4	32.6	145.1	156.2
General and administrative expenses	(30.3)	(27.1)	(81.9)	(78.5)
Total contribution	$150.6	$110.8	$387.2	$405.3
Operating income
Infrastructure & Environment	$66.4	$56.0	$172.3	$189.7
Federal Services	50.5	39.4	123.8	113.4
Energy & Construction	66.8	26.7	180.7	147.0
General and administrative expenses (2)	(21.5)	(17.9)	(54.9)	(56.6)
Total operating income	$162.2	$104.2	$421.9	$393.5
Depreciation and amortization
Infrastructure & Environment	$10.0	$8.7	$27.3	$25.8
Federal Services	5.5	6.0	16.3	17.3
Energy & Construction	13.8	18.1	43.9	58.0
Corporate and other	1.8	1.8	5.5	5.5
Total depreciation and amortization	$31.1	$34.6	$93.0	$106.6

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Reconciliations of segment contribution to segment operating income for the three and nine months ended October 1, 2010 and October 2, 2009 are as follows:

	Three Months Ended October 1, 2010
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$71.5	$56.0	$53.4	$(30.3)	$150.6
Noncontrolling interests	(0.6)	—	26.8	—	26.2
Amortization of intangible assets	(0.7)	(4.0)	(7.0)	—	(11.7)
Stock-based compensation expenses	(3.8)	(1.5)	(3.5)	8.8	—
Other miscellaneous and unallocated expenses	—	—	(2.9)	—	(2.9)
Operating income (loss)	$66.4	$50.5	$66.8	$(21.5)	$162.2

	Three Months Ended October 2, 2009
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$60.0	$45.3	$32.6	$(27.1)	$110.8
Noncontrolling interests	0.1	—	6.3	—	6.4
Amortization of intangible assets	(0.1)	(4.3)	(8.8)	—	(13.2)
Stock-based compensation expenses	(4.0)	(1.3)	(3.5)	8.8	—
Other miscellaneous and unallocated expenses	—	(0.3)	0.1	0.4	0.2
Operating income (loss)	$56.0	$39.4	$26.7	$(17.9)	$104.2

	Nine Months Ended October 1, 2010
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$182.0	$142.0	$145.1	$(81.9)	$387.2
Noncontrolling interests	2.1	—	74.0	—	76.1
Amortization of intangible assets	(0.9)	(11.9)	(21.2)	—	(34.0)
Stock-based compensation expenses	(10.8)	(4.1)	(9.7)	24.6	—
Other miscellaneous and unallocated expenses	(0.1)	(2.2)	(7.5)	2.4	(7.4)
Operating income (loss)	$172.3	$123.8	$180.7	$(54.9)	$421.9

	Nine Months Ended October 2, 2009
(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Corporate	Consolidated
Contribution	$198.2	$129.4	$156.2	$(78.5)	$405.3
Noncontrolling interests	2.3	—	25.4	—	27.7
Amortization of intangible assets	(0.3)	(12.7)	(26.6)	—	(39.6)
Stock-based compensation expenses	(10.3)	(3.0)	(7.9)	21.2	—
Other miscellaneous and unallocated expenses	(0.2)	(0.3)	(0.1)	0.7	0.1
Operating income (loss)	$189.7	$113.4	$147.0	$(56.6)	$393.5

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

(In millions)	October 1, 2010	January 1, 2010
Infrastructure & Environment	$7.2	$7.4
Federal Services	3.4	4.8
Energy & Construction	43.6	81.7
Total investments in and advances to unconsolidated joint ventures	$54.2	$93.9

Infrastructure & Environment	$138.2	$114.3
Federal Services	30.4	31.1
Energy & Construction	90.4	103.0
Corporate	16.8	10.6
Total property and equipment, net of accumulated depreciation	$275.8	$259.0

Total assets by segment are as follows:

(In millions)	October 1, 2010	January 1, 2010
Infrastructure & Environment	$2,335.6	$1,654.3
Federal Services	1,458.9	1,505.3
Energy & Construction	3,530.7	3,616.7
Corporate	5,740.6	5,377.7
Eliminations	(5,638.7)	(5,249.6)
Total assets	$7,427.1	$6,904.4

Geographic Areas

Our revenues, and property and equipment at cost, net of accumulated depreciation, by geographic areas are shown below:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Revenues
United States	$2,160.2	$2,133.2	$6,300.2	$6,527.1
International	184.2	188.6	509.6	619.8
Eliminations	(4.3)	(3.3)	(12.9)	(10.1)
Total revenues	$2,340.1	$2,318.5	$6,796.9	$7,136.8

No individual foreign country contributed more than 10% of our consolidated revenues for the three and nine months ended October 1, 2010 and October 2, 2009.

(In millions)	October 1, 2010	January 1, 2010
Property and equipment at cost, net
United States	$204.1	$220.1
International	71.7	38.9
Total property and equipment at cost, net	$275.8	$259.0

There are no material concentrations of our net property and equipment in any individual foreign country.

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with the U.S. Army, our largest customer, which contributed 21% of our consolidated revenues for both the three months and nine months ended October 1, 2010, respectively.  We also have multiple contracts with the Department of Energy (“DOE”), which contributed 15% and 13% of our consolidated revenues for the three and nine months ended October 1, 2010, respectively.  The loss of the federal government, the U.S. Army, or DOE as clients would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis, and we believe that the loss of any single contract would not have a material adverse effect on our business.

For purposes of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer although, in the aggregate, the federal market sector contributed 50% and 49% of our consolidated revenues for the three and nine months ended October 1, 2010, respectively.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for separate federal agencies are not centralized and the procurement decisions are made separately by each federal agency.

Our revenues from the U.S. Army and DOE for the three and nine months ended October 1, 2010 and October 2, 2009 are presented below:

	Three Months Ended		Nine Months Ended
(In millions)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
The U.S. Army (1)
Infrastructure & Environment	$45.7	$38.0	$125.0	$106.9
Federal Services	345.0	342.5	1,042.0	1,035.9
Energy & Construction	92.1	31.4	269.0	81.8
Total U.S. Army	$482.8	$411.9	$1,436.0	$1,224.6

DOE
Infrastructure & Environment	$1.5	$2.4	$3.9	$8.4
Federal Services	2.2	8.1	11.4	32.3
Energy & Construction	337.4	272.1	864.5	538.2
Total DOE	$341.1	$282.6	$879.8	$578.9

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

Approximately 121 lawsuits were commenced against URS Corporation (Nevada) and other defendants in Hennepin County District Court in Minnesota.  The cases include the claims of 137 injured people, the estates of 11 of the individuals who died as a result of the bridge collapse, and one separate suit for insurance subrogation.  In March 2010, URS Corporation (Nevada) settled the lawsuit initiated by the State of Minnesota by agreeing to pay $5 million to the State of Minnesota.  In August 2010, URS Corporation (Nevada) and its insurers settled the remaining lawsuits without any admission of liability or fault by URS Corporation (Nevada) and our insurers have paid $52.4 million to the collective group of plaintiffs and intervening insurers with subrogation claims.

URS Corporation (Nevada), in conjunction with one of its insurers, continues to pursue contribution claims against the original bridge designer for recovery of the amounts paid to settle the above referenced claims; however, we cannot provide assurance that we will be successful in these efforts.  The potential range of final resolution of these matters cannot be determined at this time.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Since September 2005, 59 personal injury, property damage and class action lawsuits have been filed in Louisiana State and federal court naming WGI Ohio as a defendant.  Other defendants include the U.S. Army Corps of Engineers, the Board for the Orleans Parish Levee District, and its insurer, St. Paul Fire and Marine Insurance Company.  Over 1,450 hurricane-related cases, including the WGI Ohio cases, have been consolidated in the United States District Court for the Eastern District of Louisiana (“District Court”).  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees.  The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.  The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding.  The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs.  WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina.  WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the federal government and has pursued dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability.

On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment to dismiss the lawsuit on the basis that we performed the work adjacent to the Industrial Canal as a contractor for the federal government and are therefore immune from liability, which was appealed by a number of the plaintiffs on April 27, 2009 to the United States Fifth Circuit Court of Appeals (“Court of Appeals”).  On September 14, 2010, the Court of Appeals reversed the District Court’s summary judgment decision and WGI Ohio’s dismissal, and remanded the case back to the District Court for further litigation.

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

In December 2007, the joint venture initiated a government code claim in Superior Court against the California Department of Transportation (“Caltrans”) asserting that Caltrans failed to ensure that the developer had a statutorily required payment bond.  The Superior Court granted judgment on the pleadings in favor of Caltrans in March 2009.  In addition, the developer and Caltrans have prevailed on motions for summary judgment on other government code claim issues (including lack of proper licensing, lack of authority to include the toll road project in a franchise agreement between the developer and the state, and the enforceability of certain contractual limitations that would not be enforceable under the government code in California).  The joint venture also recorded notices of a mechanic’s lien on the toll road properties and, on September 24, 2009, filed an action to foreclose the mechanic’s lien.  The joint venture also initiated an inverse condemnation action against Caltrans relating to the fee ownership of properties acquired by Caltrans impairing the joint venture’s mechanic’s lien rights on the toll road on July 11, 2008.

In June 2008, the developer filed a complaint, as amended, against the joint venture in the Supreme Court of New York County, New York, alleging that the joint venture breached a lender agreement associated with the highway project that impaired the enforceability of the highway project contract.  On October 1, 2008, a hearing was held on the joint venture’s motion to stay or dismiss this action.  On August 31, 2009, Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), the lender’s prime agent, filed a complaint on behalf of the lenders alleging breach of a lending agreement entered into during the highway and toll road contracts.  The joint venture filed a motion to dismiss the BBVA complaint on October 15, 2009.

.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

On March 22, 2010, the developer filed a Chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of California that effectively stayed or suspended the joint venture’s highway litigation in Superior Court and the toll road arbitration.  On March 26, 2010, the joint venture filed a petition seeking to remove the previously filed foreclosure action regarding the mechanic’s lien on the toll road properties to the Bankruptcy Court.  On March 31, 2010, the developer filed its own adversary proceeding seeking a declaration from the Bankruptcy Court that any mechanic’s liens filed on the toll road were invalid.  (These matters and a separate foreclosure proceeding filed by another SR-125 contractor were consolidated by the Bankruptcy Court on June 10, 2010).  The developer, joined by its lenders, filed a motion for summary judgment on April 26, 2010, contending that the mechanic’s liens filed by the joint venture and another contractor were invalid.  A formal hearing on the motion was held on July 1, 2010.  On July 28, 2010, the Bankruptcy Court denied the developer’s and lenders’ motion for summary judgment and ruled that the joint venture can assert a mechanic’s lien against the developer’s distinct private property interests in the toll road.  On September 14, 2010, the joint venture filed a motion for summary judgment on the priority of the mechanic’s lien, which the Bankruptcy Court denied.  On October 25, 2010, trial proceedings commenced in the Bankruptcy Court on the validity and priority of the joint venture’s mechanic’s lien.  On October 28, 2010, the Bankruptcy Court ruled against the joint venture’s position, finding that the mechanic’s lien did not have priority over the lender’s position.  While there was no adjudication on the merits of the joint venture’s actual claim, on November 1, we re-assessed the value of our equity investment in the joint venture and recorded a pre-tax, non-cash asset impairment charge of $25.0 million relating to our equity investment in the joint venture.  The joint venture is currently considering its legal options in this matter.

On July 10, 2010, MCM Construction, a joint venture subcontractor filed a complaint in California Superior Court, San Diego County seeking damages of $7.0 million for alleged breach of contract, fraud, and misrepresentation by the joint venture.

The joint venture intends to pursue these matters vigorously and will seek to collect all claimed amounts; however, we cannot provide assurance that the joint venture will be successful in these efforts.  The potential range of loss or gain and the resolution of these matters cannot be determined at this time.

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

On August 23, 2010, along with our consortium partner, we settled pending change orders and claims with the project owner for three payments from the project owner totaling $100 million.  We and our consortium partner have agreed that 60% of the settlement amount will be allocated to our consortium partner and 40% to us.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Under the terms of the settlement, we received a complete release for all delays and liquidated damages incurred up to the settlement date.  As of October 1, 2010, we had received the first of three settlement payments in the amount of $14 million and have $26 million in accounts receivable relating to this settlement.  On October 7, 2010, we received the second settlement payment of $14 million; and we expect the final settlement payment of $12 million upon the completion of the project.

During the third quarter of 2010, we recognized a gain of $7.4 million on the project and also recognized estimated project costs of $2.7 million, resulting in income of $4.7 million and a loss of $1.0 million for the three and nine months ended October 1, 2010, respectively.  As of October 1, 2010, the cumulative project losses were approximately $83.0 million.

The resolution of outstanding claims is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or legal proceedings could have a material adverse effect on us.

Insurance

Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.

Guarantee Obligations and Commitments

As of October 1, 2010, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $7.2 million as of October 1, 2010.

We have guaranteed several of our foreign credit facilities and bank guarantee lines.  The aggregate amount of these guarantees was $16.6 million as of October 1, 2010.

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

NOTE 15.  ACQUISITION

On September 10, 2010, we completed the acquisition of Scott Wilson, an infrastructure engineering and design firm based in the U.K.  This acquisition has expanded our capabilities in the U.K. infrastructure market and in other key regions around the world.

We purchased all of the outstanding Scott Wilson shares for £2.90 per share.  Scott Wilson shareholders had the option to receive their consideration in cash or Loan Notes.  We also expect to purchase, for the same price, any additional Scott Wilson shares that may become issuable upon a participant’s election within the next six months under the terms of Scott Wilson's employee equity plans.  The total purchase consideration related to this acquisition consisted of the following:

(In millions)	British Pound	Equivalent to USD as of September 10, 2010
Cash consideration	£201	$309
Loan Notes (1)	18	28
Estimated consideration for vested shares exercisable under Scott Wilson’s employee equity plans	4	6
Total purchase price consideration	£223	$343

(1)
We set aside £18 million (equivalent to approximately U.S. $28 million as of October 1, 2010) of cash in an escrow account, which is restricted for Loan Note repayments and other related administrative expenses.  See Note 7, “Indebtedness,” for further discussion of the Loan Notes.

Prior to the completion of this acquisition, we purchased 9,656,277 shares of Scott Wilson in July 2010 for a total of $42.5 million and recorded the amount in “Other assets” on our Condensed Consolidated Balance Sheets.  At the time, these shares represented approximately 13.1% of the outstanding shares of Scott Wilson.  Pursuant to the accounting guidance on business combinations, we remeasured these shares to their fair value at the acquisition date, September 10, 2010.  No gain or loss was recognized as the cost of these shares was the same as the fair value at the acquisition date.

In connection with this acquisition, we recognized $7.5 million and $11.6 million of expenses, respectively, for the three and nine months ended October 1, 2010 in “Acquisition-related expenses” on our Condensed Consolidated Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with this acquisition.

Our condensed consolidated financial statements include the operating results of Scott Wilson from the date of acquisition through October 1, 2010, which results are included under our Infrastructure & Environment business.  The operating results generated from this newly acquired business group during this period were not material to our consolidated results for the three- and nine-month periods ended October 1, 2010.  Pro forma results of Scott Wilson have not been presented because the effect of this acquisition is not material to our consolidated financial results.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following presents a preliminary allocation of Scott Wilson’s identifiable assets acquired and liabilities assumed based on the estimates of their fair values as of the acquisition date.  These estimates are subject to revision, which may result in adjustments to the values presented below.  We expect to finalize these amounts within 12 months from the acquisition date.  We do not expect any adjustments to be material.

The following table summarizes the preliminary estimates of the fair values of identifiable assets acquired and liabilities assumed in the acquisition of Scott Wilson and the resulting goodwill as of the acquisition date:

Preliminary allocation of purchase price: (In millions)	Amount	Estimated Useful Life
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$15
Trade and other receivables	187
Other current assets	14
Property and equipment	35
Identifiable intangible assets:
Customer relationships, contracts and backlog	105	4 – 15 years
Trade name	28	25 years
Favorable leases and other	2	1-11 years
Total amount allocated to identifiable intangible assets	135
Current liabilities	(169)
Net deferred tax liabilities	(8)
Pension benefit obligations	(82)
Long-term liabilities	(12)
Total identifiable net assets acquired	115
Goodwill	228
Total purchase price	$343

Intangible assets.  Of the total purchase price, $135 million has been allocated to customer relationships, trade names, favorable leases and other.  Customer relationships represent existing contracts and the underlying customer relationships and backlog.  We will amortize the fair values of these assets based on the period over which the economic benefits of the intangible assets are expected to be realized.  The Scott Wilson trade name will be amortized using the straight-line method over an estimated useful life of 25 years.  Favorable leases represent the net favorable difference between market and existing lease rates.  We will amortize the fair value of these assets based on the terms of the respective underlying leases.  During the period from the acquisition date through October 1, 2010, we recorded $0.6 million of amortization of intangible assets related to this acquisition.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets and is subject to adjustment as the fair value of intangible assets and net deferred tax liabilities are adjusted.  The factors that contributed to the recognition of goodwill included acquiring a talented workforce, capabilities in the U.K. infrastructure market and other international markets, and cost savings opportunities.  This acquisition generated $228 million of goodwill, which is included in our Infrastructure & Environment business.  It is the main contributing factor to the net increase in our consolidated goodwill since the beginning of this fiscal year.  None of the acquired goodwill is tax deductible.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Pension benefit obligations.  As part of this acquisition, we assumed two foreign defined benefit retirement plans:  Scott Wilson Pension Scheme (“SWPS”) and Scott Wilson Railways Shared Cost Section of the Railways Pension Scheme (“RPS”).  These two plans are now closed to new participants other than those who have an indefeasible right to join under the foreign legislation.  As of October 1, 2010, the SWPS was closed to future accruals.

The funded status of the plans as of September 10, 2010 was as follows:

	At September 10, 2010
(In millions)	British Pound	USD
Benefit obligations	£259	$400
Fair value of plan assets	(206)	(318)
Underfunded status	£53	$82

Weighted-average assumptions used to determine benefit obligations for SWPS and RPS:
Inflation rates (Consumer Price Index and Retail Price Index)	2.50%, 3.20%
Discount rate	5.40%
Rate of compensation increase	3.20%
Future pension increases to be capped at limited price indexation	3.15%
Expected long-term rate of return on plan assets	6.75%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 77; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2010, which was previously filed with the Securities and Exchange Commission.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We have more than 46,500 employees in a global network of offices and contract-specific job sites in more than 40 countries.  We provide our services through three businesses:  Infrastructure & Environment, Federal Services and Energy & Construction.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended October 1, 2010

Consolidated revenues for the third quarter of 2010 and 2009 were both approximately $2.3 billion.  During the quarter, revenues increased from our work in the federal market sector, and we continued to benefit from strong demand for the engineering and construction services we provide in the infrastructure sector.  At the same time, we experienced lower demand for the services we provide to clients in our power and industrial and commercial market sectors.  The revenue decrease from our power and industrial and commercial market sectors was partially offset by an increase of $80.4 million in revenues resulting from the consolidation of some joint ventures commencing in fiscal year 2010.  Net income attributable to URS for the third quarter of 2010 was $70.4 million compared with $64.8 million during the third quarter of 2009, an increase of 8.7%.  The increase in net income was due to a loss recognized on a common sulfur project during the same period in the previous year that did not recur in the current year, a favorable price finalization and performance on a fixed-price contract, a foreign currency gain, and a decrease in overhead costs.  In addition, our net income was positively impacted by a recovery relating to legacy workers’ compensation and general liability insurance programs.  The increase was partially offset by the decrease in equity in income of unconsolidated joint ventures, including a charge taken on a Southern California highway project.  We also incurred additional acquisition-related expenses in connection with our acquisition of Scott Wilson and had a higher income tax rate for the quarter.

Cash Flows and Debt

During the nine months ended October 1, 2010, we generated $353.5 million in cash from operations.  Cash flows from operations decreased by $94.7 million for the nine months ended October 1, 2010 compared with the same period in 2009.  This decrease was primarily due to the timing of payments from clients on accounts receivable, the use of advance payments from clients as projects moved towards completion, the timing of project performance payments, the timing of payments to joint ventures, the timing of payroll payments, and the timing of payments to vendors and subcontractors.  The decrease was partially offset by a decrease in interest payments.

We also had a cash outflow of $288.0 million to fund the acquisition of Scott Wilson Group plc. (“Scott Wilson”), net of cash acquired of $14.6 million.

Our ratios of debt to total capitalization (total debt divided by the sum of debt and total stockholders’ equity) were 16% and 17% as of October 1, 2010 and January 1, 2010, respectively.  This financial ratio describes our leverage and financial solvency risk exposure.

Acquisition

On September 10, 2010, we completed the acquisition of Scott Wilson.  The operating results of Scott Wilson from the acquisition date through October 1, 2010 are included in our condensed consolidated financial statements under the Infrastructure & Environment business.  The operating results generated from this newly acquired business group during this period were not material to our consolidated results for the three- and nine-month periods ended October 1, 2010.  As of October 1, 2010, the total purchase consideration for this acquisition was approximately $343 million.  During the three and nine months ended October 1, 2010, we incurred acquisition-related expenses of approximately $7.5 million and $11.6 million, respectively.

Book of Business

As of October 1, 2010 and January 1, 2010, our total book of business was $29.8 billion and $29.4 billion, respectively.  Please see Book of Business on page 47 for more information.

Business Trends

Given the continuing turmoil in global financial markets and current economic uncertainty, it is difficult to predict the impact of the economic downturn on our business.  For the nine months ended October 1, 2010, we experienced a decline in revenues compared to the same period in fiscal 2009.  We are continuing to monitor the situation carefully to determine the potential impact on our business during our 2010 fiscal year.  However, the continuing global uncertainty and challenging economic conditions may impair our ability to forecast business trends accurately.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 77.

Power

We expect revenues from our power market sector to decline during our 2010 fiscal year, compared to power revenues for our 2009 fiscal year, primarily due to the timing of new emissions control projects and the delay in some projects as a result of the economic downturn.  Many of our utility clients have completed or are in the final phases of projects to meet a 2010 deadline for emissions reductions mandated by the Clean Air Interstate Rule (the “Rule”), and we are experiencing a delay before utilities move forward with new emissions control projects.  However, the U.S. Environmental Protection Agency recently proposed new guidelines to replace the Rule, known as the Transport Rule, which would accelerate the timeline for plants to meet stricter emission targets.  If adopted, we expect the new Transport Rule will create new opportunities for our emissions control business.

We also anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants.  Gas-fired power plants produce fewer emissions than coal-fired facilities and the current low cost of natural gas makes gas-fired power plants more cost-effective to operate.  We also expect to continue benefiting from demand for the advanced nuclear technology services we provide to increase the generating capacity and extend the service life of existing nuclear power plants.  In addition, the U.S. Administration has proposed increasing the size of the DOE’s nuclear loan guarantee program up to $54 billion to support the development of new nuclear facilities.

Infrastructure

We expect revenues from our infrastructure market sector to grow for our 2010 fiscal year given the need to rebuild and modernize aging infrastructure and the diversity of funding sources for infrastructure improvement programs.  Because of the economic downturn and lower tax revenues, many state governments have reduced spending for key infrastructure programs; as a result, an increasing proportion of our infrastructure work is being funded through a variety of other sources, such as bonds, dedicated tax measures and user fees.  For example, many state and local governments have continued to raise capital for infrastructure programs by issuing bonds.  We expect bonds will be used by states and municipalities to fund a variety of transportation and public facilities projects.  We also expect to benefit from infrastructure spending contained in the American Recovery and Reinvestment Act (“ARRA”), which includes $8 billion for the development of high-speed passenger rail programs.

Federal

We expect revenues from our federal market sector to grow for our 2010 fiscal year based on the continued diversification of our federal business; steady demand for the types of services we provide to the Department of Defense (“DOD”), the Department of Energy (“DOE”) and other federal agencies; and stable funding for the types of programs we support.  For the federal government’s 2011 fiscal year, which began October 1, the DOD’s proposed $708 billion budget includes significant funding for the types of programs that are important to our business, including operations and maintenance; research, development, test and evaluation; and chemical demilitarization.

In September, the Administration signed legislation that will fund the DOE at 2010 fiscal levels through December 3, as Congress considers the DOE’s 2011 budget request.  The proposed budget contains approximately $17 billion for the types of key environmental remediation, nuclear waste disposal and operations management programs that we support.  In addition, the ARRA allocates approximately $6 billion in funding to the DOE for a variety of cleanup activities, including the decontamination and decommissioning of former nuclear weapons production and testing facilities.  For 2011, the DOE has allocated $500 million of these funds to the five major sites where we manage operations.  We also anticipate stable funding for our work for the United Kingdom’s (“U.K.”) Nuclear Decommissioning Authority (“NDA”).  The Coalition Government’s Comprehensive Review of Funding provides £3 billion (equivalent to approximately U.S. $4.6 billion) in annual funding for the NDA over the next four years.  Finally, we expect to benefit from the continued diversification of our federal business.  We currently support more than 25 federal agencies, including the National Aeronautics and Space Administration (“NASA”); the Departments of Health and Human Services, Homeland Security, and Veterans Affairs; and the General Services Administration.

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

Industrial and Commercial

We expect revenues from our industrial and commercial market sector to decline for our 2010 fiscal year, compared to our 2009 fiscal year.  The economic downturn has led to reductions in spending on capital improvement projects among clients in the oil and gas, manufacturing and mining industries.  As a result, we have experienced and expect to continue to experience delays, curtailments or cancellations in new capital projects for which we typically provide engineering, procurement and construction services.  As a result, we are seeing fewer opportunities for growth as our clients take a cautious approach to starting large-scale capital improvement projects that require the engineering, procurement and construction services we provide.

At the same time, there are several positive developments in this market sector.  For example, in the oil and gas industry, we are seeing new opportunities for the development of pipelines and storage facilities to support the development of natural gas.  In addition, because of the recent stabilization of oil prices, demand has increased for the front-end engineering and design services that we provide.  Based on current commodity prices, we also anticipate mining clients will accelerate mining activities and restart operations that were previously suspended, increasing demand for the services we provide.  In the manufacturing sector, we are continuing to benefit from stable demand for our facilities management work as clients continue to outsource non-core functions to manage their overhead costs.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of our 2010 fiscal year, severe winter weather resulted in intermittent office closures and work interruptions for some of our operations on the East Coast, in the Midwest and in several southern states.  Severe weather conditions also caused office closures and work interruptions for offices in the U.K., Ireland and continental Europe.

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

We cannot determine if proposed climate change and greenhouse gas regulations would have a material impact on our business or our clients’ businesses at this time; however, any new regulations could affect demand for the services we provide to our clients.  For example, we could see reduced client demand for our services related to fossil fuel and industrial projects, and increased demand for services related to environmental, infrastructure and nuclear and alternative energy.

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

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations often differ significantly among our segments.  As a result, the amount of revenues that will be realized beyond one year also varies from segment to segment.  As of January 1, 2010, we estimated that approximately 67% of our total backlog would not be realized within one year based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate, particularly in light of the current challenging economic environment.

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

As of October 1, 2010 and January 1, 2010, our total book of business was $29.8 billion and $29.4 billion, respectively.  Our backlog decreased from $17.3 billion as of January 1, 2010 to $17.2 billion as of October 1, 2010 mainly due to a decrease in our federal market sector backlog, which was partially offset by an additional $0.4 billion of backlog resulting from our acquisition of Scott Wilson.

The following tables summarize our book of business:

	As of
(In billions)	October 1, 2010	January 1, 2010
Backlog by market sector:
Power	$1.2	$1.3
Infrastructure	2.7	2.6
Industrial and commercial	1.5	1.3
Federal	11.8	12.1
Total backlog	$17.2	$17.3

(In billions)	Infrastructure & Environment	Federal Services	Energy & Construction	Total
As of October 1, 2010
Backlog	$3.4	$6.6	$7.2	$17.2
Option years	0.6	2.4	2.0	5.0
Indefinite delivery contracts	3.9	2.9	0.8	7.6
Total book of business	$7.9	$11.9	$10.0	$29.8

As of January 1, 2010
Backlog	$2.7	$7.2	$7.4	$17.3
Option years	0.4	2.1	2.5	5.0
Indefinite delivery contracts	4.3	1.6	1.2	7.1
Total book of business	$7.4	$10.9	$11.1	$29.4

RESULTS OF OPERATIONS

The Three Months Ended October 1, 2010 Compared with the Three Months Ended October 2, 2009

Consolidated

	Three Months Ended
(In millions, except percentages and per share amounts)	October 1, 2010	October 2, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$2,340.1	$2,318.5	$21.6	0.9%
Cost of revenues	(2,136.5)	(2,217.1)	(80.6)	(3.6%)
General and administrative expenses	(21.5)	(17.9)	3.6	19.8%
Acquisition-related expenses	(7.5)	—	7.5	N/M
Equity in income of unconsolidated joint ventures	(12.4)	20.7	(33.1)	(159.9%)
Operating income	162.2	104.2	58.0	55.6%
Interest expense	(9.5)	(11.0)	(1.5)	(14.0%)
Income before income taxes	152.7	93.2	59.5	63.8%
Income tax expense	(64.9)	(24.6)	40.3	163.5%
Net income including noncontrolling interests	87.8	68.6	19.2	28.0%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(17.4)	(3.8)	13.6	353.5%
Net income attributable to URS	$70.4	$64.8	$5.6	8.7%

Diluted earnings per share	$.87	$.79	$.08	10.1%

N/M = Not meaningful

The following table presents our consolidated revenues by market sector and reporting segment for the three months ended October 1, 2010 and October 2, 2009.

	Three Months Ended
(In millions, except percentages)	October 1, 2010	October 2, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
Infrastructure & Environment	$40.0	$28.8	$11.2	38.9%
Federal Services	—	—	—	—
Energy & Construction	234.7	296.9	(62.2)	(20.9%)
Power Total	274.7	325.7	(51.0)	(15.7%)
Infrastructure sector
Infrastructure & Environment	343.0	354.4	(11.4)	(3.2%)
Federal Services	—	—	—	—
Energy & Construction	133.4	53.4	80.0	149.8%
Infrastructure Total	476.4	407.8	68.6	16.8%
Federal sector
Infrastructure & Environment	177.3	171.2	6.1	3.6%
Federal Services	644.9	652.0	(7.1)	(1.1%)
Energy & Construction	356.6	301.8	54.8	18.2%
Federal Total	1,178.8	1,125.0	53.8	4.8%
Industrial and Commercial sector
Infrastructure & Environment	249.3	228.7	20.6	9.0%
Federal Services	—	—	—	—
Energy & Construction	160.9	231.3	(70.4)	(30.4%)
Industrial and Commercial Total	410.2	460.0	(49.8)	(10.8%)
Total revenues, net of eliminations	$2,340.1	$2,318.5	$21.6	0.9%

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Acquisition-related Expenses	Equity in Income (Loss) of Unconsolidated Joint Ventures	Operating Income

Three months ended October 1, 2010
Infrastructure & Environment	$818.2	$(744.9)	$—	$(7.5)	$0.6	$66.4
Federal Services	645.2	(596.2)	—	—	1.5	50.5
Energy & Construction	898.6	(817.3)	—	—	(14.5)	66.8
Eliminations	(21.9)	21.9	—	—	—	—
Corporate	—	—	(21.5)	—	—	(21.5)
Total	$2,340.1	$(2,136.5)	$(21.5)	$(7.5)	$(12.4)	$162.2

Three months ended October 2, 2009
Infrastructure & Environment	$793.0	$(738.9)	$—	$—	$1.9	$56.0
Federal Services	653.5	(615.4)	—	—	1.3	39.4
Energy & Construction	886.4	(877.2)	—	—	17.5	26.7
Eliminations	(14.4)	14.4	—	—	—	—
Corporate	—	—	(17.9)	—	—	(17.9)
Total	$2,318.5	$(2,217.1)	$(17.9)	$—	$20.7	$104.2

Increase (decrease) for the three months ended October 1, 2010 and October 2, 2009
Infrastructure & Environment	$25.2	$6.0	$—	$7.5	$(1.3)	$10.4
Federal Services	(8.3)	(19.2)	—	—	0.2	11.1
Energy & Construction	12.2	(59.9)	—	—	(32.0)	40.1
Eliminations	(7.5)	(7.5)	—	—	—	—
Corporate	—	—	3.6	—	—	(3.6)
Total	$21.6	$(80.6)	$3.6	$7.5	$(33.1)	$58.0

Percentage increase (decrease) for the three months ended October 1, 2010 and October 2, 2009
Infrastructure & Environment	3.2%	0.8%	—	N/M	(68.4%)	18.6%
Federal Services	(1.3%)	(3.1%)	—	—	15.4%	28.2%
Energy & Construction	1.4%	(6.8%)	—	—	(182.9%)	150.2%
Eliminations	52.1%	52.1%	—	—	—	—
Corporate	—	—	19.8%	—	—	19.8%
Total	0.9%	(3.6%)	19.8%	N/M	(159.9%)	55.6%

N/M = Not meaningful

The Nine Months Ended October 1, 2010 Compared with the Nine Months Ended October 2, 2009

Consolidated

	Nine Months Ended
(In millions, except percentages and per share amounts)	October 1, 2010	October 2, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$6,796.9	$7,136.8	$(339.9)	(4.8%)
Cost of revenues	(6,345.0)	(6,765.7)	(420.7)	(6.2%)
General and administrative expenses	(54.9)	(56.6)	(1.7)	(3.0%)
Acquisition-related expenses	(11.6)	—	11.6	N/M
Equity in income of unconsolidated joint ventures	36.5	79.0	(42.5)	(53.8%)
Operating income	421.9	393.5	28.4	7.2%
Interest expense	(23.9)	(37.6)	(13.7)	(36.6%)
Other income, net	—	47.9	(47.9)	(100.0%)
Income before income taxes	398.0	403.8	(5.8)	(1.4%)
Income tax expense	(117.3)	(151.9)	(34.6)	(22.7%)
Net income including noncontrolling interests	280.7	251.9	28.8	11.4%
Noncontrolling interest in income of consolidated subsidiaries, net of tax	(52.8)	(16.5)	36.3	218.2%
Net income attributable to URS	$227.9	$235.4	$(7.5)	(3.2%)

Diluted earnings per share	$2.79	$2.87	$(.08)	(2.8%)

N/M = Not meaningful

The following table presents our consolidated revenues by market sector and reporting segment for the nine months ended October 1, 2010 and October 2, 2009.

	Nine Months Ended
(In millions, except percentages)	October 1, 2010	October 2, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
Infrastructure & Environment	$108.3	$110.6	$(2.3)	(2.1%)
Federal Services	—	—	—	—
Energy & Construction	735.0	995.8	(260.8)	(26.2%)
Power Total	843.3	1,106.4	(263.1)	(23.8%)
Infrastructure sector
Infrastructure & Environment	1,033.9	1,083.2	(49.3)	(4.6%)
Federal Services	—	—	—	—
Energy & Construction	394.6	190.1	204.5	107.6%
Infrastructure Total	1,428.5	1,273.3	155.2	12.2%
Federal sector
Infrastructure & Environment	512.3	516.3	(4.0)	(0.8%)
Federal Services	1,933.4	1,937.9	(4.5)	(0.2%)
Energy & Construction	913.5	635.1	278.4	43.8%
Federal Total	3,359.2	3,089.3	269.9	8.7%
Industrial and Commercial sector
Infrastructure & Environment	664.5	688.1	(23.6)	(3.4%)
Federal Services	—	—	—	—
Energy & Construction	501.4	979.7	(478.3)	(48.8%)
Industrial and Commercial Total	1,165.9	1,667.8	(501.9)	(30.1%)
Total revenues, net of eliminations	$6,796.9	$7,136.8	$(339.9)	(4.8%)

Reporting Segments

(In millions, except percentages)	Revenues	Cost of Revenues	General and Administrative Expenses	Acquisition-related Expenses	Equity in Income of Unconsolidated Joint Ventures	Operating Income

Nine months ended October 1, 2010
Infrastructure & Environment	$2,344.4	$(2,162.7)	$—	$(11.6)	$2.2	$172.3
Federal Services	1,934.8	(1,815.3)	—	—	4.3	123.8
Energy & Construction	2,566.2	(2,415.5)	—	—	30.0	180.7
Eliminations	(48.5)	48.5	—	—	—	—
Corporate	—	—	(54.9)	—	—	(54.9)
Total	$6,796.9	$(6,345.0)	$(54.9)	$(11.6)	$36.5	$421.9

Nine months ended October 2, 2009
Infrastructure & Environment	$2,436.7	$(2,252.4)	$—	$—	$5.4	$189.7
Federal Services	1,940.7	(1,831.6)	—	—	4.3	113.4
Energy & Construction	2,810.4	(2,732.7)	—	—	69.3	147.0
Eliminations	(51.0)	51.0	—	—	—	—
Corporate	—	—	(56.6)	—	—	(56.6)
Total	$7,136.8	$(6,765.7)	$(56.6)	$—	$79.0	$393.5

Increase (decrease) for the nine months ended October 1, 2010 and October 2, 2009
Infrastructure & Environment	$(92.3)	$(89.7)	$—	$11.6	$(3.2)	$(17.4)
Federal Services	(5.9)	(16.3)	—	—	—	10.4
Energy & Construction	(244.2)	(317.2)	—	—	(39.3)	33.7
Eliminations	2.5	2.5	—	—	—	—
Corporate	—	—	(1.7)	—	—	1.7
Total	$(339.9)	$(420.7)	$(1.7)	$11.6	$(42.5)	$28.4

Percentage increase (decrease) for the nine months ended October 1, 2010 and October 2, 2009
Infrastructure & Environment	(3.8%)	(4.0%)	—	N/M	(59.3%)	(9.2%)
Federal Services	(0.3%)	(0.9%)	—	—	—	9.2%
Energy & Construction	(8.7%)	(11.6%)	—	—	(56.7%)	22.9%
Eliminations	(4.9%)	(4.9%)	—	—	—	—
Corporate	—	—	(3.0%)	—	—	(3.0%)
Total	(4.8%)	(6.2%)	(3.0%)	N/M	(53.8%)	7.2%

N/M = Not meaningful

Revenues

Our consolidated revenues for the three months ended October 1, 2010 were $2.3 billion, an increase of $21.6 million, or 0.9%, compared with the three months ended October 2, 2009.  Revenues from our Infrastructure & Environment business for the three months ended October 1, 2010 were $818.2 million, an increase of $25.2 million, or 3.2%, compared with the three months ended October 2, 2009.  Our newly acquired business, Scott Wilson, generated $31.6 million for the Infrastructure & Environment business for the three months ended October 1, 2010.  Revenues from our Federal Services business for the three months ended October 1, 2010 were $645.2 million, a decrease of $8.3 million, or 1.3%, compared with the three months ended October 2, 2009.  Revenues from our Energy & Construction business for the three months ended October 1, 2010 were $898.6 million, an increase of $12.2 million, or 1.4%, compared with the three months ended October 2, 2009.

Our consolidated revenues for the nine months ended October 1, 2010 were $6.8 billion, a decrease of $339.9 million, or 4.8%, compared with the nine months ended October 2, 2009.  Revenues from our Infrastructure & Environment business for the nine months ended October 1, 2010 were $2.3 billion, a decrease of $92.3 million, or 3.8%, compared with the nine months ended October 2, 2009.  Our newly acquired business, Scott Wilson, generated $31.6 million for the Infrastructure & Environment business for the nine months ended October 1, 2010.  Revenues from our Federal Services business for the nine months ended October 1, 2010 were $1.9 billion, a decrease of $5.9 million, or 0.3%, compared with the nine months ended October 2, 2009.  Revenues from our Energy & Construction business for the nine months ended October 1, 2010 were $2.6 billion, a decrease of $244.2 million, or 8.7%, compared with the nine months ended October 2, 2009.

The revenues reported above are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues in each market sector is discussed below.

Power

Consolidated revenues from our power market sector for the three months ended October 1, 2010 were $274.7 million, a decrease of $51.0 million, or 15.7%, compared with the three months ended October 2, 2009.  The decline in revenues in the power sector reflects the completion of several major emissions control projects that experienced high levels of activity in the comparable period in fiscal 2009, as well as the timing of mandates for further reductions in emissions.  These projects involve the retrofitting of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  Many of our clients have completed projects to meet the Rule’s 2010 deadline for emissions reductions, and we have experienced a delay in the start-up of new emissions control projects.  In addition, as a result of the economic downturn, several power clients have deferred or cancelled large capital improvement projects.  This decrease in revenues was partially offset by demand for engineering and construction services we provide to develop new gas-fired power plants, which currently are less expensive to build and operate than coal-fired power plants and produce fewer emissions.  We also benefited from steady demand for the nuclear technology services we provide to increase the generating capacity and extend the service life of existing nuclear power plants, as well as for the services we are providing to utilities and major technology providers for the development of new commercial nuclear power plants.  In addition, the decrease in revenues was partially offset by the consolidation of various joint ventures, which were previously accounted for under the equity method of accounting.

Consolidated revenues from our power market sector for the nine months ended October 1, 2010 were $843.3 million, a decrease of $263.1 million, or 23.8%, compared with the nine months ended October 2, 2009.  Revenues in the power sector declined due to the completion of several major emissions control projects that experienced high levels of activity in the comparable period in fiscal 2009.  Many of our clients have completed projects to meet the Rule’s 2010 deadline for emissions reductions, and we have experienced delays in the start-up of new emissions control projects.  In addition, several power clients have deferred or cancelled large capital improvement projects as a result of the economic downturn.  The impact of these factors was partially offset by demand for the engineering and construction services we provide for new gas-fired power plants and for the nuclear technology services we provide at existing nuclear power plants.  In addition, the decrease in revenues was partially offset by the consolidation of various joint ventures, which were previously accounted for under the equity method of accounting.

The Infrastructure & Environment business’ revenues from our power market sector for the three months ended October 1, 2010 were $40.0 million, an increase of $11.2 million, or 38.9%, compared with the three months ended October 2, 2009.  The increase in revenues was primarily due to strong demand for the services we provide to upgrade transmission and distribution systems.  Many utilities have increased investment in these systems to improve the reliability of the power grid and to support the delivery of renewable energy technologies.  This increase in revenues was partially offset by a decline in the activity on several emissions control projects.  In the comparable period in fiscal 2009, these projects experienced higher levels of construction and procurement activity and generated higher revenues.  Additionally, as we are awarded new contracts to provide emissions control services, these assignments are typically being performed within our Energy & Construction business.

The Infrastructure & Environment business’ revenues from our power market sector for the nine months ended October 1, 2010 were $108.3 million, a decrease of $2.3 million, or 2.1%, compared with the nine months ended October 2, 2009.  Revenues declined due to the winding down or completion of several major emissions control projects, which experienced higher levels of activity and generated higher revenues during the comparable period in fiscal 2009.  In addition, as new contracts to provide emissions control services are awarded, these assignments are typically being performed within our Energy & Construction business.  This decrease was partially offset by increased demand for the services we provide to upgrade transmission and distribution systems.

The Energy & Construction business’ revenues from our power market sector for the three months ended October 1, 2010 were $234.7 million, a decrease of $62.2 million, or 20.9%, compared with the three months ended October 2, 2009.  The decline in revenues was primarily due to the completion and wind down of several major projects involving the retrofit of coal-fired power plants with clean air technologies, which accounted for a decrease of $95.4 million and a decrease in various power generation projects, which accounted for a decrease of $55.8 million.  This decrease was partially offset by revenue increases of $20.4 million related to a new power plant project, an increase of $8.8 million related to new nuclear projects, an increase of $22.7 million related to a clean air project, and an increase of $35.9 million resulting from a newly consolidated joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects.

The Energy & Construction business’ revenues from our power market sector for the nine months ended October 1, 2010 were $735.0 million, a decrease of $260.8 million, or 26.2%, compared with the nine months ended October 2, 2009.  The decline in revenues was primarily due to the completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies, which accounted for a decrease in revenues of $379.0 million; a decrease in various power generation projects, which accounted for a decrease of $93.9 million; the completion of a project to construct a uranium enrichment facility, which accounted for a decrease of $31.6 million; and a decrease in maintenance performed at nuclear power plants, which accounted for a decrease of $16.8 million.  This decrease was partially offset by a revenue increase of $45.4 million from a new power plant project, an increase of $63.4 million from a new clean air project, and an increase of $22.2 million from new nuclear projects.  Revenues also increased by $125.6 million as a result of the consolidation of a joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects.

Infrastructure

Consolidated revenues from our infrastructure market sector for the three months ended October 1, 2010 were $476.4 million, an increase of $68.6 million, or 16.8%, compared with the three months ended October 2, 2009.  The increase in infrastructure revenues was primarily due to work performed on a new contract to construct a flood protection wall in Louisiana, as well as an ongoing dam construction project in Illinois.  We also continued to benefit from strong demand for the program management, planning, design, engineering and construction management services we provide to expand and modernize rail/transit and high-speed rail systems and air transportation infrastructure.  Although the economic downturn and lower tax revenues have led to reductions in infrastructure spending by many state and local governments, an increasing portion of our infrastructure work is being funded through a variety of other sources, such as bonds, user fees, dedicated tax measures, the ARRA and other federal governmental funding.  In addition, the consolidation of various joint ventures, which were previously accounted for under the equity method of accounting, contributed to the revenue increase in our infrastructure market sector.

Consolidated revenues from our infrastructure market sector for the nine months ended October 1, 2010 were $1.4 billion, an increase of $155.2 million, or 12.2%, compared with the nine months ended October 2, 2009.  Infrastructure revenues increased as a result of work performed on a new contract to construct a flood protection wall in Louisiana and an ongoing dam construction project in Illinois.  The increase also reflects strong demand for the services we provide to expand and modernize rail/transit and high-speed rail systems, as well as air transportation infrastructure.  Although the economic downturn and declining tax revenues have led to reductions in infrastructure spending by many state and local governments, we continued to benefit from the availability of infrastructure funding from a variety of other sources, including bonds, user fees, dedicated tax measures, the ARRA and other federal governmental funding.  In addition, the consolidation of various joint ventures, which were previously accounted for under the equity method of accounting, contributed to the revenue increase in our infrastructure market sector.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the three months ended October 1, 2010 were $343.0 million, a decrease of $11.4 million, or 3.2%, compared with the three months ended October 2, 2009. The decline in revenues was largely the result of the delays and reductions in the awards of new contracts as a result of spending reductions by state and local governments for key infrastructure programs.  At the same time, we continued to benefit from a variety of other sources of infrastructure funding, including bond sales, user fees, dedicated tax measures, the ARRA and other funding by the U.S. federal government.  While revenues declined from infrastructure projects involving surface transportation systems, schools, and other public facilities, we generated increased revenues from projects to modernize and expand rail/transit and high-speed rail systems, air transportation infrastructure, ports and harbors and healthcare complexes.  Many of these projects are being funded through bonds, dedicated tax measures and the ARRA, helping to offset in part the declines in spending by state and local governments.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the nine months ended October 1, 2010 were $1.0 billion, a decrease of $49.3 million, or 4.6%, compared with the nine months ended October 2, 2009. The decline in revenues was largely the result of the delays and reductions in the awards of new contracts as a result of reductions in infrastructure spending by state and local governments on projects to rehabilitate and expand surface transportation systems, schools and other public facilities.  By contrast, demand remained strong for the program management, planning, design, engineering and construction management services we provide to expand and modernize rail/transit and high-speed rail systems, air transportation infrastructure, ports and harbors and healthcare complexes.  Many of these projects are being funded through bonds, dedicated tax measures and the ARRA, helping to offset in part the declines in spending by state and local governments.

The Energy & Construction business’ revenues from our infrastructure market sector for the three months ended October 1, 2010 were $133.4 million, an increase of $80.0 million, or 149.8%, compared with the three months ended October 2, 2009. The increase was driven by activity on a new construction project to build a flood protection wall in Louisiana, which increased revenues by $51.1 million, and on a large dam construction project on the Ohio River, which increased revenues by $9.4 million.  Revenues also increased by $13.2 million as a result of the consolidation of four joint ventures that provide a variety of engineering, procurement, construction management, and operations and maintenance services.  These joint ventures were previously accounted for under the equity method of accounting.

The Energy & Construction business’ revenues from our infrastructure market sector for the nine months ended October 1, 2010 were $394.6 million, an increase of $204.5 million, or 107.6%, compared with the nine months ended October 2, 2009. The increase was driven by high levels of activity on a new construction project to build a flood protection wall in Louisiana, which increased revenues by $159.2 million, and on a large dam construction project on the Ohio River, which increased revenues by $28.4 million.  Revenues also increased by $41.5 million as a result of the consolidation of four joint ventures that provide a variety of engineering, procurement, construction management, and operations and maintenance services, which increased revenues.  These joint ventures were previously accounted for under the equity method of accounting.  This increase was partially offset by two events recorded in the comparable period in the previous year:  a $21.0 million favorable settlement of subcontractor claims and close out activities for a highway construction project in California and a $7.0 million one-time award fee for a transit project in Washington, D.C.

Federal

Consolidated revenues from our federal market sector for the three months ended October 1, 2010 were $1.2 billion, an increase of $53.8 million, or 4.8%, compared with the three months ended October 2, 2009.  These results reflect growth in demand for the engineering, construction and technical services we provide to the DOD, DOE, NASA and other federal government agencies.  Revenues increased from the environmental and nuclear management services we provide to the DOE involving the storage, treatment and disposal of radioactive waste.  We also continued to benefit from strong demand for the systems engineering and technical assistance services we provide to the DOD to modernize aging weapons systems and develop new systems, as well as from the operations and installation management services we provide at military bases, test ranges, space flight centers and other government installations.  During the quarter, revenues also increased from projects to provide engineering, construction and environmental services at military installations worldwide.

Consolidated revenues from our federal market sector for the nine months ended October 1, 2010 were $3.4 billion, an increase of $269.9 million, or 8.7%, compared with the nine months ended October 2, 2009.  We continued to benefit from strong demand for the engineering, construction and technical services we provide to the DOD, DOE, NASA and other federal government agencies.  Revenues increased from the environmental and nuclear management services we provide to the DOE for projects involving the storage, treatment and disposal of radioactive waste.  These results also were driven by strong demand for the systems engineering and technical assistance services we provide to the DOD to modernize aging weapons systems and develop new systems.  We also benefited from strong demand for the operations and installation management services we provide at military bases, test ranges, space flight centers and other government installations.

The Infrastructure & Environment business’ revenues from our federal market sector for the three months ended October 1, 2010 were $177.3 million, an increase of $6.1 million, or 3.6%, compared with the three months ended October 2, 2009.  During the quarter, revenues increased from projects to provide engineering, construction and environmental services at military installations in the U.S. and internationally.  These assignments typically support the DOD’s long-term Military Transformation Initiative and involve the design and construction of aircraft hangars, barracks, military hospitals, and other government buildings, as well as the environmental remediation and restoration of military installations.  By contrast, demand declined for the hazard mitigation and disaster recovery services we provide to the Federal Emergency Management Agency (“FEMA”), particularly following natural disasters such as hurricanes and floods.  In the comparable period last year, we experienced higher levels of activity and generated higher revenues from our work with FEMA providing disaster recovery services following major hurricanes in the Gulf Coast region.

The Infrastructure & Environment business’ revenues from our federal market sector for the nine months ended October 1, 2010 were $512.3 million, a decrease of $4.0 million, or 0.8%, compared with the nine months ended October 2, 2009.  This decrease was largely the result of the completion of a design-build contract for a medical training complex in fiscal 2009, which generated significant revenues in our 2009 fiscal year and has not been replaced by a comparable project in 2010.  Revenues also declined from our hazard mitigation and disaster recovery work with FEMA.  In the comparable period last year, we experienced higher levels of activity and generated higher revenues from our work with FEMA providing disaster recovery services following major hurricanes in the Gulf Coast region.  These decreases were partially offset by increased activity under task orders to provide engineering, construction and environmental services at military installations worldwide.

The Federal Services business’ revenues from our federal market sector for the three months ended October 1, 2010 were $644.9 million, a decrease of $7.1 million, or 1.1%, compared with the three months ended October 2, 2009.  Revenues declined from the services we provide to maintain and repair aircraft, ground vehicles and other military equipment, largely due to the delay in the award of task orders under existing contracts and the decline in U.S. military activity in Iraq.  This decline was largely offset by increases in revenues from the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems, including electronic warfare and unmanned aerial vehicle programs, as well as for the modernization of aging weapons systems.  Revenues also increased from the operations and installation management services we provide to support complex government and military installations, such as military bases, test ranges, space flight centers and other installations.  In addition, we continued to benefit from steady demand for our work managing chemical demilitarization programs to eliminate chemical and biological weapons.

The Federal Services business’ revenues from our federal market sector for the nine months ended October 1, 2010 were $1.9 billion, a decrease of $4.5 million, or 0.2%, compared with the nine months ended October 2, 2009.  Revenues declined from our work maintaining and repairing aircraft, ground vehicles and other military equipment, largely due to the delay in the award of task orders under existing contracts and the decline in U.S. military activity in Iraq.  By contrast, we continued to benefit from strong demand for systems engineering and technical assistance for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  Revenues also increased from the operations and installation management services we provide in support of complex government and military installations, such as military bases, test ranges, space flight centers and other installations.  In addition, we continued to benefit from steady demand for our work managing chemical demilitarization programs to eliminate chemical and biological weapons.

The Energy & Construction business’ revenues from our federal market sector for the three months ended October 1, 2010 were $356.6 million, an increase of $54.8 million, or 18.2%, compared with the three months ended October 2, 2009. The increase was primarily driven by higher activity on a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which resulted in an increase in revenues of $14.0 million.  Revenues also increased by $21.8 million from a new contract to provide management and operations services to a federal energy technology laboratory and by $6.5 million due to increased activity on a DOE nuclear waste treatment and disposal project.  The remaining increase was due to increased activities on various DOE projects.

The Energy & Construction business’ revenues from our federal market sector for the nine months ended October 1, 2010 were $913.5 million, an increase of $278.4 million, or 43.8%, compared with the nine months ended October 2, 2009. The increase was primarily driven by the restructuring of a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which resulted in an increase in revenues of $222.3 million compared to the same period in fiscal year 2009.  The increase resulted from a change in the structure of the rebid contract from an agency contract to an at-risk contract.  Revenues also increased by $50.0 million from a new contract to provide management and operations services to a federal energy technology laboratory and by $7.2 million due to high activity on a DOE nuclear waste treatment and disposal project.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the three months ended October 1, 2010 were $410.2 million, a decrease of $49.8 million, or 10.8%, compared with the three months ended October 2, 2009.  The industrial and commercial market sector, which includes our work for oil and gas, manufacturing and mining clients, continues to be the most exposed to the current economic downturn.  During the quarter, we continued to experience a decline in revenues, due largely to the delay or cancellation of major capital improvement projects and the completion of several large-scale contracts that have not been replaced by comparable projects.  Revenues also decreased from the services we provide to develop and operate mines.  During the 2009 fiscal year, many of our mining clients curtailed or suspended mining activities as a result of lower prices for metals and mineral resources; these contracts have not been replaced by comparable projects during the current fiscal year.  By contrast, revenues increased from the facilities management services we provide, as manufacturing clients continued to outsource non-core functions to manage their overhead costs.  We also benefited from stable demand for the environmental and engineering work we provide under long-term Master Service Agreements (“MSAs”) with multinational corporations.

Consolidated revenues from our industrial and commercial market sector for the nine months ended October 1, 2010 were $1.2 billion, a decrease of $501.9 million, or 30.1%, compared with the nine months ended October 2, 2009.  The decline in revenues was due largely to the delay or deferral of major capital improvement projects, as well as the completion of several large-scale contracts.  We believe the economic downturn has resulted in reductions in spending for new production facilities among clients in the oil and gas and manufacturing industries.  Revenues also declined from the services we provide to develop and operate mines.  During the 2009 fiscal year, many of our mining clients curtailed or suspended mining as a result of lower prices for metals and mineral resources; these contracts have not been replaced by comparable projects during the current fiscal year.  By contrast, we continued to benefit from steady demand for the facilities management, engineering and environmental services we provide to industrial clients to support existing plant operations.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the three months ended October 1, 2010 were $249.3 million, an increase of $20.6 million, or 9.0%, compared with the three months ended October 2, 2009.  During the quarter, we benefited from steady demand for the environmental and engineering work we provide under MSAs with multinational corporations, particularly among clients in the oil and gas and mining industries.  Because this work typically is driven by regulatory compliance requirements and supports existing facility operations, it tends to be less susceptible to economic downturns and reductions in capital spending.  Due to the economic downturn and its effect on the businesses of our commercial clients, we experienced decreased demand for the services we provide to these clients.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the nine months ended October 1, 2010 were $664.5 million, a decrease of $23.6 million, or 3.4%, compared with the nine months ended October 2, 2009.  Revenues declined due to decreased demand for the engineering and construction-related services we provide to industrial clients for new capital improvement projects.  By contrast, we continued to benefit from stable demand for the environmental and engineering work we provide under Master Service Agreements with multinational corporations in support of our clients’ existing operations.  As a result of the economic downturn, revenues also declined from the services we provide to many of our commercial clients.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the three months ended October 1, 2010 were $160.9 million, a decrease of $70.4 million, or 30.4%, compared with the three months ended October 2, 2009. The decrease was primarily driven by the completion of major construction projects, including a $10.7 million decrease related to a cement manufacturing plant in Missouri and a $41.2 million decrease related to six oil and gas projects.  Also, due to the economic downturn and the decline in the prices of metals and mineral resources during 2009, many of our mining clients curtailed mining operations and, in some cases, close mines.  We have not replaced these contracts to develop and operate mines with comparable assignments, resulting in a $22.4 million decrease in our mining revenues compared to the same period in the prior year.  These decreases were partially offset by an increase in two new oil and gas projects, which accounted for a $10.8 million increase in revenues.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the nine months ended October 1, 2010 were $501.4 million, a decrease of $478.3 million, or 48.8%, compared with the nine months ended October 2, 2009. The decrease was primarily driven by the completion of major construction projects, including a $188.1 million decrease related to a cement manufacturing plant in Missouri and a $129.0 million decrease related to six oil and gas projects.  Due to the economic downturn and the decline in the prices of metals and mineral resources during 2009, many of our mining clients curtailed mining operations and, in some cases, close mines.  We have not replaced these contracts to develop and operate mines with comparable assignments, resulting in a $106.1 million decrease in our mining revenues compared to the same period in the prior year.  The remaining decrease was primarily due to decreases in other work for clients in the oil and gas industry.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, decreased by 3.6% for the three months ended October 1, 2010 compared with the three months ended October 2, 2009.  Our consolidated cost of revenues decreased by 6.2% for the nine months ended October 1, 2010 compared with the nine months ended October 2, 2009.  Because our revenues are primarily project-based, the factors that generally caused revenues to decline also drove a corresponding decrease in our cost of revenues.  Consolidated cost of revenues as a percent of revenues decreased from 95.6% for the three months ended October 2, 2009 to 91.3% for the three months ended October 1, 2010.  Consolidated cost of revenues as a percent of revenues decreased from 94.8% for the nine months ended October 2, 2009 to 93.4% for the nine months ended October 1, 2010.  See “Operating Income” for further discussion.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the three and nine months ended October 1, 2010 were $7.5 million and $11.6 million, respectively.  These expenses consisted of expenses related to our acquisition of Scott Wilson, which was completed on September 10, 2010.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisition.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended October 1, 2010 increased by 19.8% compared with the three months ended October 2, 2009.  Consolidated G&A expenses as a percent of revenues was 0.9% for the three months ended October 1, 2010 compared to 0.8% for the three months ended October 2, 2009.  The increase was primarily caused by an increase in employee incentive expenses, as well as increases in external services related to Sarbanes-Oxley compliance and an outsourced human resource software solution and foreign currency losses.

Our consolidated general and administrative (“G&A”) expenses for the nine months ended October 1, 2010 decreased by 3.0% compared with the nine months ended October 2, 2009.  Consolidated G&A expenses as a percent of revenues was 0.8% for both the nine months ended October 1, 2010 and the nine months ended October 2, 2009.  The decrease was primarily caused by the reversal of a payroll tax accrual related to a prior acquisition, and reductions in stock compensation expense and severance.  These decreases were partially offset by foreign currency losses and an increase in travel expenses.

Equity in Income (Loss) of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended October 1, 2010 decreased by $33.1 million or 159.9% compared with the three months ended October 2, 2009.  Our consolidated equity in income of unconsolidated joint ventures for the nine months ended October 1, 2010 decreased by $42.5 million or 53.8% compared with the nine months ended October 2, 2009.  The variances for the three-month and nine-month period comparisons were attributable primarily to the Energy & Construction business’ unconsolidated joint ventures as discussed below.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the three months ended October 1, 2010 decreased by $32.0 million or 182.9% compared with the three months ended October 2, 2009.  The decrease was due to:

• • •
a $25.0 million decrease due to a charge taken on a Southern California highway project;

a $5.4 million decrease due to lower earnings on a DOE nuclear clean-up project in Idaho; and

a $5.1 million decrease as a result of the consolidation of a joint venture involved in a DOE nuclear clean-up project in Washington, the consolidation of a joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects and the consolidation of two joint ventures that provide construction management and operations and maintenance services.  All of these joint ventures were not consolidated in the comparable period in fiscal year 2009.

These decreases were partially offset by:

•
a $3.1 million increase from the consolidation of a U.K. joint venture whose sole operations consist of an investment in another U.K. joint venture, which was not consolidated by the initial U.K. joint venture during the three months ended October 1, 2010.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the nine months ended October 1, 2010 decreased by $39.3 million or 56.7% compared with the nine months ended October 2, 2009.  The decrease was due to:

• • •
a $25.0 million decrease due to a charge taken on a Southern California highway project;

an $18.7 million decrease in equity in income reflecting the sale on June 10, 2009 of our equity investment in an incorporated mining joint venture in Germany – MIBRAG mbH (“MIBRAG”); and

a $23.2 million decrease as a result of the consolidation of a joint venture involved in a DOE nuclear clean-up project in Washington, the consolidation of a joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects, and the consolidation of two joint ventures that provide construction management and operations and maintenance services.  All of these joint ventures were not consolidated in the comparable period in fiscal year 2009.

These decreases were partially offset by:

• • • •
a $2.1 million increase primarily driven by a change order settlement on a DOE nuclear clean-up project in Idaho;

an $18.3 million increase from the consolidation of a U.K. joint venture whose sole operations consist of an investment in another U.K. joint venture, which was not consolidated by the initial joint venture during the nine months ended October 1, 2010;

a $3.2 million increase from the consolidation of a second U.K. joint venture whose operations consist of an investment in another U.K. joint venture, which it consolidated during the nine months ended October 2, 2009 but did not consolidate during the nine months ended October 1, 2010; and

a $4.9 million increase from a joint venture light rail project in Southern California, in which we recognized a loss in the comparable period in fiscal year 2009.  We began to consolidate this joint venture at the beginning of fiscal year 2010.

Operating Income

Our consolidated operating income for the three months ended October 1, 2010 increased by $58.0 million or 55.6% compared with the three months ended October 2, 2009.  As a percentage of revenues, operating income was 6.9% for the three months ended October 1, 2010 compared to 4.5% for the three months ended October 2, 2009.  The increase in operating income was due to various factors, including the consolidation of joint ventures at the beginning of our fiscal year 2010, a loss recognized during the same period in the previous year on a common sulfur project, favorable price finalization on a fixed-price U.S. government contract, a recovery related to legacy workers’ compensation and general liability insurance programs, foreign currency gains, as well as reductions in overhead costs.

These increases were partially offset by the decrease in equity in income of unconsolidated joint ventures described above and expenses incurred in connection with our acquisition of Scott Wilson.  These factors are discussed in more detail in operating income by segment below.

Our consolidated operating income for the nine months ended October 1, 2010 increased by $28.4 million or 7.2% compared with the nine months ended October 2, 2009.  As a percentage of revenues, operating income was 6.2% for the nine months ended October 1, 2010 compared to 5.5% for the nine months ended October 2, 2009.  The increase in operating income was due to various factors, including the consolidation of joint ventures at the beginning of our fiscal year 2010, a loss recognized during the same period in the previous year on a common sulfur project, favorable price finalization on a fixed-price U.S. government contract, a recovery related to legacy workers’ compensation and general liability insurance programs, foreign currency gains as well as reductions in overhead costs.

These increases were partially offset by the decreases in revenues and in equity in income of unconsolidated joint ventures described above.  In addition, operating income was impacted by the completion of various projects that generated positive income in the corresponding period of 2009 and expenses incurred in connection with our acquisition of Scott Wilson.  These factors are discussed in more detail in operating income by segment below.

The Infrastructure & Environment business’ operating income for the three months ended October 1, 2010 increased by $10.4 million or 18.6% compared with the three months ended October 2, 2009.  The increase in operating income was caused primarily by a reduction in overhead costs, $7.4 million of foreign currency gains, and decreases in insurance expenses and sales and development expenses.  The increase in operating income was partially offset by $7.5 million in expenses incurred in connection with our acquisition of Scott Wilson and increases in the use of subcontractors and purchase of project-related material that provide lower profit margins than activities performed directly by our employees.  Overhead costs as a percentage of revenues, which excludes acquisition-related expenses, decreased from 31.4% for the three months ended October 2, 2009 to 29.3% for the three months ended October 1, 2010.  Operating income as a percentage of revenues was 8.1% for the three months ended October 1, 2010 compared to 7.1% for the three months ended October 2, 2009.

The Infrastructure & Environment business’ operating income for the nine months ended October 1, 2010 decreased by $17.4 million or 9.2% compared with the nine months ended October 2, 2009.  The decrease in operating income was caused primarily by the decrease in revenues previously described.  We also incurred $11.6 million of expenses in connection with our acquisition of Scott Wilson.  The decline in operating income was offset in part by reductions in the use of subcontractors and purchases of project-related materials that provide lower profit margins than activities performed directly by our employees, $8.3 million of foreign currency gains, and decreases in employee incentive expenses and legal expenses.  Overhead costs as a percentage of revenues, which excludes acquisition-related expenses, increased slightly from 31.2% for the nine months ended October 2, 2009 to 31.5% for the nine months ended October 1, 2010.  Operating income as a percentage of revenues was 7.3% for the nine months ended October 1, 2010 compared to 7.8% for the nine months ended October 2, 2009.

The Federal Service business’ operating income for the three months ended October 1, 2010 increased by $11.1 million or 28.2% compared with the three months ended October 2, 2009.  The increase in operating income was caused primarily by favorable price finalization and performance of $10.3 million on a fixed-price U.S. government contract .  Operating income as a percentage of revenues was 7.8% for the three months ended October 1, 2010 compared to 6.0% for the three months ended October 2, 2009.

The Federal Service business’ operating income for the nine months ended October 1, 2010 increased by $10.4 million or 9.2% compared with the nine months ended October 2, 2009.  The increase in operating income was caused primarily by favorable price finalization and performance of $13.5 million on a fixed-price U.S. government contract .  This increase was partially offset by a decrease of award fees on a chemical demilitarization contract, lower revenues from military support activities in Iraq, and delayed contract awards.  Operating income as a percentage of revenues was 6.4% for the nine months ended October 1, 2010 compared to 5.8% for the nine months ended October 2, 2009.

The Energy & Construction business’ operating income for the three months ended October 1, 2010 increased by $40.1 million or 150.2% compared with the three months ended October 2, 2009.  As a percentage of revenues, operating income was 7.4% for the three months ended October 1, 2010 compared to 3.0% for the three months ended October 2, 2009.  The increase in operating income was primarily driven by the following factors:

• • •
a $24.7 million increase resulting from our common sulfur project where we recognized income of $4.7 million during the three months ended October 1, 2010 compared to a loss of $20.0 million during the three months ended October 2, 2009;

an $11.7 million increase resulting from the consolidation of joint ventures at the beginning of our 2010 fiscal year;

an increase of $15.3 million related to favorable performance on a clean air power project;

• •
increases of $17.8 million and $19.5 million from various ongoing and new projects, respectively, that were not included in the comparable period in the previous year; and

a $10.9 million recovery relating to legacy workers’ compensation and general liability insurance programs.

These increases in operating income were partially offset by the following factors:

• • •
a $25.0 million charge taken on a highway project in Southern California;

the completion or termination of various contract mining projects, which resulted in a $13.5 million decrease in operating income compared to the same period in 2009; and

$26.9 million in lower earnings resulting from the wind down and completion of various projects.

The Energy & Construction business’ operating income for the nine months ended October 1, 2010 increased $33.7 million or 22.9% compared with the nine months ended October 2, 2009.  As a percentage of revenues, operating income was 7.0% for the nine months ended October 1, 2010 compared to 5.2% for the nine months ended October 2, 2009.  The increase in operating income was primarily driven by the following factors:

• • • • • •
a $30.4 million increase resulting from our common sulfur project where we recognized a loss of $1.0 million during the nine months ended October 1, 2010 compared to a loss of $31.4 million during the nine months ended October 2, 2009;

a $41.6 million increase resulting from the consolidation of joint ventures during the first nine months of fiscal year 2010;

an increase of $21.3 million related to favorable performance on a clean air power contract;

an increase of $10.0 million due to the achievement and recognition of a schedule incentive on a clean air project;

a $29.4 million increase due to new projects that were not included in the comparable period in the previous year; and

a $10.9 million recovery relating to legacy workers’ compensation and general liability insurance programs.

These increases in operating income were partially offset by a $25.0 million charge taken on a highway project in Southern California and decreases in revenues in the power and industrial and commercial market sectors, as previously described.  In addition, our operating income in the prior period included $18.7 million in earnings from MIBRAG, which was sold on June 10, 2009, $14.9 million from a contract to construct a cement manufacturing facility, which was completed in 2009, and $22.3 million from various contract mining projects that were completed or terminated during the prior year.  Finally, the increase in operating income was partially offset by events that occurred in the nine months ended October 2, 2009, but did not recur in the comparable period in 2010.  These events include:

• • •
a $16.0 million change order recovery and close out activities on a highway project;

a contract termination fee of $9.0 million on a cancelled contract mining project; and

a $7.0 million project development success fee on a transit project.

Interest Expense

Our consolidated interest expense for the three months ended October 1, 2010 decreased by $1.5 million or 14.0% compared with the three months ended October 2, 2009.  Our consolidated interest expense for the nine months ended October 1, 2010 decreased by $13.7 million or 36.6% compared with the nine months ended October 2, 2009.  These decreases were primarily due to lower debt balances, lower LIBOR interest rates and lower interest rate margins in 2010, and to a lesser extent, adjustments to interest expense related to our uncertain tax positions.

Other Income, net

Our consolidated other income, net for the nine months ended October 2, 2009 consisted of a $75.6 million gain associated with the sale of our equity investment in MIBRAG, net of $5.2 million of sale-related costs, that was completed during the second quarter of 2009.  This gain was partially offset by a $27.7 million loss on the settlement of a foreign currency forward contract during the second quarter of 2009, which primarily hedged our net investment in MIBRAG.  We did not have income of this kind in the first three quarters of 2010.

Income Tax Expense

Our effective income tax rates for the three months ended October 1, 2010 and October 2, 2009 were 42.5% and 26.4%, respectively.  In the third quarter of 2009, we recorded a tax benefit resulting from our determination that the earnings of our foreign subsidiaries would no longer be indefinitely reinvested.  No corresponding benefit was booked in the third quarter of 2010.

Our effective income tax rates for the nine months ended October 1, 2010 and October 2, 2009 were 29.5% and 37.6%, respectively.  The reduction in the rate for the nine months ended October 1, 2010 was primarily due to our determination made during the first quarter of 2010 that earnings of all of our foreign subsidiaries will be indefinitely reinvested offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  On February 16, 2010, we entered into a consent with our lenders related to our Senior Secured Credit Facility (“2007 Credit Facility”) that permits us to utilize the funds received in June 2009 from the sale of our equity investment in MIBRAG for general operating purposes.  This consent allowed these funds to be indefinitely reinvested offshore to facilitate the implementation of our strategy to expand our international business.  During the first quarter of 2010, we determined that our plans to expand the scope of our international presence would require that we indefinitely reinvest the earnings of all of our foreign subsidiaries.  For fiscal years 2007 and 2008, our foreign subsidiaries distributed to their U.S. shareholders $0.1 million and $8.3 million, respectively, that were taxable in the U.S.  No cash distributions were made from our foreign subsidiaries to their U.S. shareholders in fiscal year 2009 or in the nine months ended October 1, 2010.  In the fourth quarter of 2009 and the third quarter of 2010, some distributions were made among our foreign subsidiaries, which resulted in foreign earnings being subject to U.S. taxation of $16.0 million and $6.4 million, respectively.

The reconciliation of our income tax expense and effective income tax rates for the nine months ended October 1, 2010 and October 2, 2009 is as follows:

	Nine Months Ended
	October 1, 2010		October 2, 2009
(In thousands, except for percentages)	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$139,317	35.0%	$141,299	35.0%
State taxes, net of federal benefit	19,029	4.8%	18,081	4.5%
Change in indefinite reinvestment assertion	(58,176)	(14.6%)	(14,703)	(3.6%)
Adjustments to valuation allowances	14,446	3.6%	2,099	0.5%
Adjustments related to changing foreign tax credits to deductions	13,616	3.4%	—	—
Foreign income taxed at rates other than 35%	(13,740)	(3.4%)	—	—
Other adjustments	2,860	0.7%	4,989	1.2%
Total income tax expense	$117,352	29.5%	$151,765	37.6%

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(In millions)	October 1, 2010	October 2, 2009
Cash flows from operating activities	$353.5	$448.2
Cash flows from investing activities	(289.5)	63.4
Cash flows from financing activities	(228.1)	(265.9)

Overview

During the nine months ended October 1, 2010, our primary sources of liquidity were collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and the maturity of our short-term investment.  Our primary uses of cash were to fund our working capital, capital expenditures, our acquisition of Scott Wilson, interest payments and distributions to the noncontrolling interests in our consolidated joint ventures; to invest in our unconsolidated joint ventures; and to repurchase our common stock.

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

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At October 1, 2010 and January 1, 2010, restricted cash was $28.4 million and $11.9 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  As of October 1, 2010 and January 1, 2010, cash and cash equivalents included $85.0 million and $112.4 million, respectively, of cash held by our consolidated joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary source of cash inflows from operations.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of October 1, 2010 and January 1, 2010, significant unapproved change orders and claims, which are included in costs and accrued earnings in excess of billings on contracts, collectively represented approximately 2% of our gross accounts receivable and accrued earnings in excess of billings on contracts.

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

As of October 1, 2010 and January 1, 2010, our receivable allowances represented 2.43% and 2.45%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of October 1, 2010 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivable allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of October 1, 2010 and January 1, 2010 were $264.1 million and $235.3 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 72 days as of January 1, 2010 to 75 days as of October 1, 2010, which is primarily due to the timing of payments from clients on our accounts receivable.

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

Operating Activities

The decrease in cash flows from operating activities for the nine months ended October 1, 2010, compared to the nine months ended October 2, 2009, was primarily due to fluctuations in receivables and payables as a result of the payments from clients on accounts receivable, a reduction in advance payments from clients as projects moved towards completion, the timing of project performance payments, the timing of payments to joint ventures, the timing of payroll payments, and the timing of payments to vendors and subcontractors.  The decrease was partially offset by a decrease in interest payments.

Investing Activities

Included in our investing activities during the nine months ended October 1, 2010 was a cash outflow of $288.0 million related to our acquisition of Scott Wilson, net of cash acquired of $14.6 million.  Our capital expenditures are primarily for construction equipment and information systems to support our professional and technical services and administrative needs.  During the nine months ended October 1, 2010 and October 2, 2009, capital expenditures, excluding purchases financed through capital leases and equipment notes, were $34.1 million and $34.5 million, respectively.  In addition, we disbursed $6.0 million and $13.8 million in cash related to investments in and advances to unconsolidated joint ventures for the nine months ended October 1, 2010 and October 2, 2009, respectively.  Furthermore, short-term investments of $30.2 million matured during the first nine months of fiscal year 2010.

Our cash balance increased by $20.7 million at the beginning of our fiscal year 2010 as a result of newly consolidated joint ventures.  In addition, our restricted cash balance increased by $16.5 million primarily due to restrictions on cash balances of $28.4 million that collateralize the five-year loan notes (“Loan Notes”) that we issued to shareholders of Scott Wilson as an alternative to cash consideration, partially offset by removal of restrictions on $11.9 million in cash held at a project.

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

For the remainder of fiscal year 2010, we expect to incur approximately $20 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

The change in net cash flows from financing activities for the nine months ended October 1, 2010, compared to the nine months ended October 2, 2009, was primarily due to the decrease in term loan payments made on our 2007 Credit Facility for the first nine months of our fiscal year 2010, partially offset by an increase in repurchases of our common stock and net distributions to noncontrolling interests.

Cash flows used for financing activities of $228.1 million during the nine months ended October 1, 2010 consisted of the following significant activities:

• • •	payments of $75.0 million on the term loans under our 2007 Credit Facility; repurchases of our common stock of $85.5 million; and net distributions to noncontrolling interests of $64.5 million.

Cash flows used for financing activities of $265.9 million during the nine months ended October 2, 2009 consisted of the following significant activities:

• • •	payments of $207.0 million on the term loans under our 2007 Credit Facility; repurchases of our common stock of $41.2 million; and net distributions to noncontrolling interests of $16.2 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of October 1, 2010:

	Payments and Commitments Due by Period
Contractual Obligations (Debt payments include principal only) (In millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Other
As of October 1, 2010:
2007 Credit Facility (1,2)	$700.0	$—	$700.0	$—	$—	$—
Capital lease obligations (1)	20.6	8.6	10.3	1.7	—	—
Notes payable, foreign credit lines and other indebtedness (1)	75.2	64.5	9.0	1.7	—	—
Total debt	795.8	73.1	719.3	3.4	—	—
Operating lease obligations (3)	589.3	152.7	221.8	133.5	81.3	—
Pension and other retirement plans funding requirements (4)	370.7	41.8	65.0	52.1	211.8	—
Interest (5)	48.9	16.7	30.6	1.6	—	—
Purchase obligations (6)	3.0	2.4	0.6	—	—	—
Asset retirement obligations (7)	3.9	1.3	1.6	0.8	0.2	—
Other contractual obligations (8)	72.5	45.7	5.2	—	—	21.6
Total contractual obligations	$1,884.1	$333.7	$1,044.1	$191.4	$293.3	$21.6

(1)	Amounts shown exclude unamortized debt issuance costs of $6.7 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.1 million.

(2)
On February 16, 2010, we entered into a consent to our 2007 Credit Facility, which allows us to utilize the funds from the sale of our equity investment in MIBRAG for general operating purposes.  Accordingly, we are not required to remit $100.0 million as repayment on our 2007 Credit Facility in fiscal year 2010.  Our next scheduled payment is expected to be due in March 2012.

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

(8)
Other contractual obligations include net liabilities for anticipated settlements and interest under our tax liabilities, accrued severance for our CEO pursuant to his employment agreement, our contractual obligations to joint ventures, and the accrual for the estimated purchase consideration of our acquisition of Scott Wilson for vested shares exercisable under Scott Wilson’s employee equity plans.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under the “Other” column above.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  As of October 1, 2010, we had $165.4 million in standby letters of credit under our 2007 Credit Facility.  We are required to reimburse the issuers of letters of credit for any payments they make under the outstanding letters of credit.  Our 2007 Credit Facility covers the issuance of our standby letters of credit and is critical for our normal operations.  If we default on the 2007 Credit Facility, our inability to issue or renew standby letters of credit would impair our ability to maintain normal operations.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $7.2 million as of October 1, 2010.

•	We have guaranteed several of our foreign credit facilities and bank guarantee lines. The aggregate amount of these guarantees was $16.6 million as of October 1, 2010.

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

2007 Credit Facility

As of October 1, 2010 and January 1, 2010, the outstanding balance of term loan A was $548.8 million and $607.6 million, respectively, at interest rates of 1.27% and 1.25%, respectively.  As of October 1, 2010 and January 2, 2009, the outstanding balance of term loan B was $151.2 million and $167.4 million, respectively, at interest rates of 2.52% and 2.50%, respectively.

Under the terms of our 2007 Credit Facility, we are generally required to remit as debt payments any proceeds we receive from the sale of assets and the issuance of debt.  On February 16, 2010, we entered into a consent to our 2007 Credit Facility, which allows us to use the funds from the sale of our equity investment in MIBRAG for general operating purposes.  As a result of this consent, we were not required to remit a payment relating to this transaction in the first quarter of 2010 and our next scheduled payment is expected to be due in March 2012.

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

For purposes of our 2007 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, amounts set aside for taxes, other non-cash items (including goodwill impairments).

As of October 1, 2010, our consolidated leverage ratio was 1.2, which did not exceed the maximum consolidated leverage ratio of 2.375, and our consolidated interest coverage ratio was 19.8, which exceeded the minimum consolidated interest coverage ratio of 5.0.  During the first quarter of 2010, Moody’s Investor Services upgraded our credit rating to Ba1.  On April 16, 2010, Standard and Poor’s upgraded our credit rating to BB+.  As a result of these upgrades in our credit ratings in the first nine months of 2010, some of our non-financial covenants such as the ability to acquire other companies, are no longer applicable or became less restrictive.  We were in compliance with the covenants of our 2007 Credit Facility as of October 1, 2010.

13BRevolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of either October 1, 2010 or January 1, 2010.  As of October 1, 2010, we have issued $165.4 million of letters of credit, leaving $534.6 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of October 1, 2010, we would remain in compliance with the covenants of our 2007 Credit Facility.

14BOther Indebtedness

Notes payable, foreign credit lines and other indebtedness.  As of October 1, 2010 and January 1, 2010, we had outstanding amounts of $75.2 million and $24.6 million, respectively, in notes payable and foreign lines of credit.  The weighted-average interest rates of the notes payable were approximately 2.4% and 5.6% as of October 1, 2010 and January 1, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture, and Loan Notes.

The Loan Notes of £17.9 million (equivalent to U.S. $28.2 million as of October 1, 2010) were issued to shareholders of Scott Wilson as an alternative to cash consideration.  The Loan Notes are collateralized by cash held in trust and are redeemable at the note holder’s option in whole or in part on each of the interest payment dates falling six months after September 10, 2010, the issuance date.  The Loan Notes will expire and be fully redeemed on September 10, 2015.  The Loan Notes will pay interest semi-annually at the prevailing six-month pound sterling LIBOR rate less 0.25% set on each March and September 10th.  See Note 15, “Acquisition,” to our “Condensed Consolidated Financial Statements,” included under Part 1 – Item 1 of this report for more information regarding this acquisition.

We maintain foreign lines of credit, which are collateralized by the assets of our foreign subsidiaries and, in some cases, parent guarantees.  As part of our acquisition of Scott Wilson, we assumed various credit lines, the largest being £40.0 million (equivalent to U.S. $62.9 million as of October 1, 2010) to allow for borrowing capacity in the U.K. and for worldwide guarantee usage.

As of October 1, 2010 and January 1, 2010, we had $89.0 million and $15.8 million in lines of credit available under these facilities, respectively.  As of October 1, 2010, the total outstanding balance of our credit lines was $27.6 million.

Capital Leases.  As of October 1, 2010 and January 1, 2010, we had obligations under our capital leases of approximately $20.6 million and $16.5 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of October 1, 2010 and January 1, 2010, we had obligations under our operating leases of approximately $589.3 million and $489.8 million, respectively, consisting primarily of real estate leases.  We assumed various operating leases as part of our acquisition of Scott Wilson.

Other Activities

Interest Rate Instruments.  Our 2007 Credit Facility is a floating-rate facility.  To hedge against changes in floating interest rates, we have one floating-for-fixed interest rate swap with a notional amount of $200.0 million, maturing on December 31, 2010.  As of October 1, 2010 and January 1, 2010, the fair value of our interest rate swap liability was $2.0 million and $7.1 million, respectively.  The swap liability was recorded in “Other current liabilities” on our Condensed Consolidated Balance Sheets.  The adjustments to fair value of the swap liability were recorded in “Accumulated other comprehensive loss.”  We have recorded no gain or loss on our Condensed Consolidated Statements of Operations as our interest rate swap is an effective hedge.  As part of our acquisition of Scott Wilson, we assumed a three-month pound sterling LIBOR interest rate collar maturing on July 24, 2012 and recorded an immaterial adjustment related to the change in its fair value during the quarter ended October 1, 2010.

Foreign Currency Forward Contracts. We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.

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

On June 12, 2009, we settled our foreign currency forward contract.  For the nine months ended October 2, 2009, we recorded a loss on the settlement of this contract of $27.7 million in “Other income, net” in our Condensed Consolidated Statements of Operations.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended January 1, 2010.  There were no material changes to these critical accounting policies during the nine months ended October 1, 2010.  However, we adopted two new accounting standards relating to transfers of financial assets and consolidation of VIEs.  See the discussion regarding the adoption of the new accounting standards, as well as our discussion of VIEs and goodwill below.

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

As a result of our analysis under the current accounting standard for consolidation, we determined that we were the primary beneficiary of, and therefore, must consolidate seven joint ventures in which we do not have a majority voting interest as of and for the three and nine months ended October 1, 2010.  Three of these joint ventures were consolidated within our Infrastructure & Environment segment and four were consolidated within our Energy & Construction segment.

The net impact of these joint ventures on segment revenues for both the three and nine months ended October 1, 2010 was less than 10% of total segment revenues for each segment.  There was no impact on our debt as a result of consolidating these joint ventures.

As required by the accounting standard, we perform a quarterly re-assessment of our status as primary beneficiary.  This evaluation may result in a newly consolidated joint venture or in deconsolidating a previously consolidated joint venture.  See Note 5, “Joint Ventures,” to our “Condensed Consolidated Financial Statements,” included under Part 1 – Item 1 of this report for further information on our VIEs.

During the third quarter of 2010, we performed a re-assessment of our joint ventures to determine whether there were changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  Based on our analysis, we concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be de-consolidated.

Goodwill

Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets.  Goodwill and other net intangible assets were $3.9 billion as of October 1, 2010.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

For the nine months ended October 1, 2010, no triggering events occurred that would require us to perform an interim impairment review of our goodwill.

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

An accounting standard update related to recurring and nonrecurring fair value measurements was issued.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  It also requires a reconciliation of recurring Level 3 measurements including purchases, sales, issuances and settlements on a gross basis.  The accounting update clarifies certain existing disclosure requirements and requires fair value measurement disclosures for each class of assets and liabilities as opposed to each major category of assets and liabilities.  It also clarifies that entities are required to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the disclosures on the reconciliation of recurring Level 3 measurements, the other new disclosures and clarifications of existing disclosures were effective for us beginning with the first quarter of our 2010 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  See Note 8, “Fair Values of Debt Instruments, Investments and Derivative Instruments,” to our “Condensed Consolidated Financial Statements,” included under Part 1 – Item 1 of this report for our fair value measurement disclosure.  The information about the activity in Level 3 fair value measurements on a gross basis will be effective for us beginning with the first quarter of our 2011 fiscal year.  We currently do not expect that the adoption of this portion of the standard will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  We have one floating-for-fixed interest rate swap with a notional amount of $200.0 million to hedge against changes in floating interest rates.  The notional amount of the swap is less than the outstanding debt and, as such, we are exposed to increasing or decreasing market interest rates on the unhedged portion.  Based on the expected outstanding indebtedness of approximately $700 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase approximately $3.0 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.29%, which would lower our net-of-tax interest expense by approximately $0.9 million.  This analysis is computed by taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates, current debt payment schedule and the existing swap.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our operating contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.  We had a foreign currency translation gain, net of tax, of $21.6 million and a foreign currency translation loss, net of tax, of $0.4 million for the three months ended October 1, 2010 and October 2, 2009, respectively.  We had foreign currency translation gains, net of tax, of $15.2 million and $9.9 million for the nine months ended October 1, 2010 and October 2, 2009, respectively.  See Note 8, “Fair Values of Debt Instruments, Investments and Derivative Instruments,” to our “Condensed Consolidated Financial Statements,” included under Part 1 – Item 1 of this report for more information on our foreign currency contracts.

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

Changes in Internal Control over Financial Reporting

We acquired Scott Wilson on September 10, 2010 and are currently in the process of integrating it into our existing internal controls and procedures; however, management’s evaluation of the effectiveness of our internal controls over financial reporting does not yet include Scott Wilson.  Except as described above, there were no changes in our internal control over financial reporting during the quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of these recent changes in our legal proceedings, which Note is incorporated herein by reference.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which may result in delaying, curtailing or canceling proposed and existing projects.  In fiscal years 2009 and 2010, our clients were affected by the weak economic conditions caused by the declines in the overall economy and constraints in the credit market.  As a result, some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so, thus decreasing the overall demand for our services and adversely affecting our results of operations.  We experienced and expect to continue to experience delays or deferrals of existing and proposed projects.  For example, for the nine months ended October 1, 2010, we experienced a decline in our revenues compared to the same period in fiscal year 2009.  We also experienced a decline in our book of business compared to the end of our 2009 fiscal year.  In light of current macroeconomic conditions, we expect revenues from our power and industrial and commercial market sectors will continue to decline in 2010.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to collect our invoices on a timely basis may lead to an increase in our accounts receivables and potentially an increase in the write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  Our backlog consists of the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues when future services are performed.  As of October 1, 2010, our book of business was estimated at approximately $29.8 billion, which included $17.2 billion of our backlog.  Our option year contracts are multi-year contracts with base periods, plus option years that are exercisable by our clients without the need for us to go through another competitive bidding process and would be cancelled only if a client decides to end the project (a termination for convenience) or through a termination for default.  Our IDCs are signed contracts under which we perform work only when our clients issue specific task orders.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of the current economic conditions as the risk of contracts in backlog being delayed or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 49% of our total revenues for the nine months ended October 1, 2010.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act and Department of Defense (“DOD”) security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

Historically, we have used acquisitions as one way to expand our business.  Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could seriously harm our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  For example, our recent acquisition of Scott Wilson has increased our business in foreign countries such as China, India, and Poland where we currently do not have a large presence, and will require considerable efforts to effectively integrate these operations.  The difficulties of integrating an acquisition include, among others:

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Revenues from our federal market sector represented approximately 49% of our total revenues for the nine months ended October 1, 2010.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  The federal government has also increased its use of IDCs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors.  As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform on a particular project.  For example, for the three and nine months ended October 1, 2010, our equity in income (loss) of unconsolidated joint ventures amounted to $(12.4) million and $36.5 million, respectively.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture, we may have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Target-price and fixed-price contracts have increased the unpredictability and volatility of our earnings.

The federal government and some clients have increased the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative project losses of approximately $83.0 million as of October 1, 2010.  If a project is significant, or if there are one or more common issues that impact multiple projects, cost overruns could increase the unpredictability and volatility of our earnings as well as have a material adverse impact on our business and earnings.

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

A decline in our stock price and market capitalization could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets.  Goodwill and other net intangible assets were $3.9 billion as of October 1, 2010.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

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

If we do not have adequate indemnification for our services related to nuclear materials, it could adversely affect our business and financial condition.

We provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants.  Indemnification provisions under the Price-Anderson Act (“PAA”) available to nuclear energy plant operators and DOE contractors, do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry.  If the PAA’s indemnification protection does not apply to our services or our exposure occurs outside the U.S., our business and financial condition could be adversely affected either by a refusal to retain us by new facilities operations or by our inability to obtain commercially adequate insurance and indemnification.

We could be liable for any material misstatements in reports we produce that are disclosed in any client security offerings or public company periodic disclosures, which could be significant.

We have in the past and may in the future provide traffic and revenue studies, valuation services, natural resource verification studies and other financial or engineering-related consultancy services that may be used in a securities offering or public company periodic disclosures in the United States and foreign jurisdictions such as the United Kingdom and Canada.  If such reports were disclosed in a client’s security offering documents or other documents filed with securities regulators, then we could become involved in securities litigation arising out of that offering in the event that claims relate to those reports.  An unsuccessful defense or settlement of these claims could subject us to liability for significant monetary damages, including potential damages based on the actual value of the securities lost by investors.  In addition, even if we are successful in the defense, litigation can be time-consuming, expensive and can divert management’s attention, which could adversely affect our business.

A decline in defense or other federal spending, or a change in budgetary priorities, could reduce our profits and revenues.

Revenues from our federal market sector represented 49% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 33% of our total revenues for the nine months ended October 1, 2010.  Past increases in spending authorization for defense-related or other federal programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

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

We may be required to contribute additional cash to meet any underfunded benefit obligations associated with multiemployer plans we contribute to or retirement plans we manage.

We have various employee retirement plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of January 1, 2010, our defined benefit pension and post-retirement benefit plans were underfunded by $180.4 million.  In the future, our retirement plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of cash to help fund a retirement plan deficit, then our financial results could be materially and adversely affected.

We also contributed about $44.5 million for the year ended January 1, 2010 to participate in numerous construction-industry multiemployer defined benefit pension plans as required by collective bargaining agreements with unions.  Under ERISA, an employer who contributes to a multiemployer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a multiemployer plan’s underfunded vested liability.  If we terminate or withdraw from a multiemployer plan, we could be required to contribute a significant amount of cash to help fund any multiemployer plan deficit that could materially and adversely affect our financial results.

Our outstanding indebtedness could adversely affect our liquidity, cash flows and financial condition.

As of October 1, 2010, our outstanding balance under the 2007 Credit Facility was $700.0 million.  Our next scheduled payment of $163.8 million is due in March 2012.  This level of debt might:

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

As a multinational company, we have operations in more than 40 countries and we derived 8% of our revenues from international operations for the nine months ended October 1, 2010.  Moreover, part of our strategy is to expand our international presence, which will increase our exposure to these risks.  For example, our acquisition of Scott Wilson increased our business in foreign countries such as China, India, and Poland, where we did not have a large presence.  Scott Wilson has joint ventures with corporations wholly or partially owned by the Chinese government that could create potential conflicts of interest and increase our exposure to government regulations.

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

As of October 1, 2010, approximately 14% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

In addition to the macroeconomic factors that have recently affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price.  The timing of announcements in the public markets regarding new services or potential problems with the performance of services by our competitors or us or any other material announcements could affect our stock price.  Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change.  Continued volatility in the financial markets could also cause further declines in our stock price, which could trigger an impairment of the goodwill of our individual reporting units that could be material to our condensed consolidated financial statements.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements’ attention and resources, which could adversely affect our business.

MINING SAFETY INFORMATION

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration (“MSHA”).  We do not act as the owner of any mines but we may act as a mining operator as defined under the Mine Act where we may act as a lessee of such mine, a person who operates, controls or supervises such mine, or as an independent contractor performing services or construction of such mine.

The following table provides information for the three-month period ended October 1, 2010.

Mine (1)	Mine Act §104 Violations (2)	Mine Act §104(b) Orders (3)	Mine Act §104(d) Citations and Orders (4)	Mine Act §110(b)(2) Violations (5)	Mine Act §107(a) Orders (6)	Proposed Assessments from MSHA (In dollars ($))	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (7)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Black Thunder Project	0	0	0	0	0	$376	0	No	No
Monsanto Quarry	1	0	0	0	0	$100	0	No	No
Pipestone Quarry	0	0	0	0	0	$308	0	No	Yes

(1)	United States mines.

(2)
The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(3)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104 (a) within the period of time prescribed by MSHA.

(4)	The total number of citations and orders issued by MSHA under §104 (d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(5)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(6)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(7)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104 (e) of the Mine Act.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our third quarter of 2010:

Period (In thousands, except average price paid per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 3, 2010 – July 30, 2010	—	$—	—	—
July 31, 2010 – August 27, 2010	—	—	179	—
August 28, 2010 – October 1, 2010	2	37.77	821	3,000
Total	2		1,000	3,000

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On March 26, 2007, we announced that our Board of Directors approved a common stock repurchase program that will allow the repurchase of up to one million shares of our common stock plus additional shares issued or deemed issued under our stock incentive plans and Employee Stock Purchase Plan for the period from December 30, 2006 through January 1, 2010 (excluding shares issuable upon the exercise of options granted prior to December 30, 2006).  On February 26, 2010, the Board of Directors approved an extension of the stock repurchase period from January 2, 2010 through December 28, 2012.  On September 10, 2010, the Board of Directors approved an increase and extension of the stock repurchase program that conformed to the terms of our 2007 Credit Facility, as amended.  Under the modified stock repurchase program, we are authorized to repurchase, in each of the fiscal years during the period from January 2, 2010 through January 2, 2015, up to three million shares of our common stock, plus the number of shares of common stock equal to the excess, if any, of three million shares over the actual number of shares repurchased during the prior fiscal year.  In addition, we are subject to covenants under our 2007 Credit Facility that may limit our ability to repurchase our common stock if we do not maintain various designated financial criteria.  During the nine months ended October 1, 2010, we repurchased an aggregate of 2.0 million shares of our common stock and we can repurchase up to an additional 3.0 million shares of our common stock for the remainder of the year.

We are precluded by provisions in our 2007 Credit Facility from paying cash dividends on our outstanding common stock until our Consolidated Leverage Ratio is equal to or less than 1.00:1.00.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)      Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.02	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
4.1	Second Amendment to the Credit Agreement dated as of August 25, 2010, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, National Association, administrative agent for the lenders, and credit support parties party thereto.	8-K	4.1	8/25/2010
4.2	Revised Form of Universe Bidco Limited Loan Note Instrument constituting up to £30,000,000 Floating Range Loan Notes 2015.				X
10.1	Form of Officer Indemnification Agreement between URS Corporation and Hugh Blackwood.	10-Q	10.3	6/14/2004
10.2	Service Agreement between SWK Holdings Ltd. and Hugh Blackwood dated as of May 5, 1995.				X*
10.3	Compensatory Arrangement for Hugh Blackwood.				X*
10.4	Compensatory Arrangement for Thomas W. Bishop.				X*
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**
101.INS	XBRL Instance Document.				X#
101.SCH	XBRL Taxonomy Extension Schema Document.				X#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X#

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: November 9, 2010	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
4.2	Revised Form of Universe Bidco Limited Loan Note Instrument constituting up to £30,000,000 Floating Range Loan Notes 2015.
10.2	Service Agreement between SWK Holdings Ltd. and Hugh Blackwood dated as of May 5, 1995.
10.3	Compensatory Arrangement for Hugh Blackwood.
10.4	Compensatory Arrangement for Thomas W. Bishop.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.