Form 10-Q
period 2011-04-01
URS CORP /NEW/
filed 2011-05-10
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011

Common Stock, $.01 par value	78,633,685

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and other business trends; future accounting and actuarial estimates; future contract losses; future backlog and book of business conversion; future income tax payments; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest and debt payments; future capital expenditures, contractual obligations and commitments; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; impairment of our goodwill; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; third-party software risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 31, Risk Factors beginning on page 52, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
6
(In millions, except per share data)

	April 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$487.1	$573.3
Short-term investments	0.5	0.5
Accounts receivable, including retentions of $62.2 and $69.1, respectively	1,003.8	1,102.8
Costs and accrued earnings in excess of billings on contracts	1,261.7	1,157.1
Less receivable allowances	(39.3)	(42.8)
Net accounts receivable	2,226.2	2,217.1
Deferred tax assets	65.3	83.3
Other current assets	169.5	134.8
Total current assets	2,948.6	3,009.0
Investments in and advances to unconsolidated joint ventures	108.4	65.5
Property and equipment at cost, net	259.9	266.1
Intangible assets, net	501.4	514.1
Goodwill	3,397.3	3,393.2
Other assets	107.4	103.5
Total assets	$7,323.0	$7,351.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$156.1	$60.5
Accounts payable and subcontractors payable, including retentions of $40.0 and $46.5, respectively	648.2	673.9
Accrued salaries and employee benefits	510.4	420.6
Billings in excess of costs and accrued earnings on contracts	281.7	275.8
Other current liabilities	176.2	214.3
Total current liabilities	1,772.6	1,645.1
Long-term debt	538.7	641.3
Deferred tax liabilities	334.9	326.9
Self-insurance reserves	106.5	105.9
Pension and post-retirement benefit obligations	231.6	245.9
Other long-term liabilities	184.9	185.3
Total liabilities	3,169.2	3,150.4
Commitments and contingencies (Note 14)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 86.7 and 86.9 shares issued, respectively; and 78.7 and 81.9 shares outstanding, respectively	0.9	0.9
Treasury stock, 8.0 and 5.0 shares at cost, respectively	(348.8)	(212.1)
Additional paid-in capital	2,924.2	2,924.3
Accumulated other comprehensive loss	(23.2)	(36.9)
Retained earnings	1,503.1	1,441.0
Total URS stockholders’ equity	4,056.2	4,117.2
Noncontrolling interests	97.6	83.8
Total stockholders’ equity	4,153.8	4,201.0
Total liabilities and stockholders’ equity	$7,323.0	$7,351.4

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In millions, except per share data)
	Three Months Ended
	April 1,	April 2,
	2011	2010
Revenues	$2,319.8	$2,207.5
Cost of revenues	(2,202.7)	(2,086.7)
General and administrative expenses	(22.4)	(20.3)
Equity in income of unconsolidated joint ventures	37.4	24.7
Operating income	132.1	125.2
Interest expense	(5.2)	(9.3)
Income before income taxes	126.9	115.9
Income tax expense	(44.0)	(2.2)
Net income including noncontrolling interests	82.9	113.7
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(20.8)	(18.1)
Net income attributable to URS	$62.1	$95.6

Earnings per share (Note 3):
Basic	$0.79	$1.17
Diluted	$0.79	$1.17
Weighted-average shares outstanding (Note 3):
Basic	78.4	81.4
Diluted	78.8	81.9

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)
	Three Months Ended
	April 1,	April 2,
	2011	2010
Comprehensive income:
Net income including noncontrolling interests	$82.9	$113.7
Pension and post-retirement related adjustments, net of tax	0.6	1.7
Foreign currency translation adjustments	13.1	1.1
Unrealized gain on interest rate swap, net of tax	—	0.9
Comprehensive income	96.6	117.4
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(20.8)	(18.1)
Comprehensive income attributable to URS	$75.8	$99.3

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, January 1, 2010	84.0	$0.9	$(83.8)	$2,884.9	$(49.2)	$1,153.1	$3,905.9	$44.6	$3,950.5
Employee stock purchases and exercises of stock options	0.1	—	—	1.1	—	—	1.1	—	1.1
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.7)	—	—	(14.7)	—	(14.7)
Stock-based compensation	—	—	—	10.4	—	—	10.4	—	10.4
Excess tax benefits from stock-based compensation	—	—	—	2.9	—	—	2.9	—	2.9
Foreign currency translation adjustments	—	—	—	—	1.1	—	1.1	—	1.1
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.7	—	1.7	—	1.7
Interest rate swap, net of tax	—	—	—	—	0.9	—	0.9	—	0.9
Repurchases of common stock	(1.0)	—	(48.4)	—	—	—	(48.4)	—	(48.4)
Newly consolidated joint ventures	—	—	—	—	—	—	—	41.0	41.0
Distributions to noncontrolling interests, net of tax	—	—	—	—	—	—	—	(5.9)	(5.9)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	7.3	7.3
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.4	0.4
Net income including noncontrolling interests	—	—	—	—	—	95.6	95.6	18.1	113.7
Balances, April 2, 2010	82.8	$0.9	$(132.2)	$2,884.6	$(45.5)	$1,248.7	$3,956.5	$105.5	$4,062.0

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED (continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.1	—	—	1.5	—	—	1.5	—	1.5
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	—	—	—	12.0	—	—	12.0	—	12.0
Excess tax benefits from stock-based compensation	—	—	—	0.7	—	—	0.7	—	0.7
Foreign currency translation adjustments	—	—	—	—	13.1	—	13.1	—	13.1
Pension and post-retirement related adjustments, net of tax	—	—	—	—	0.6	—	0.6	—	0.6
Repurchases of common stock	(3.0)	—	(136.7)	—	—	—	(136.7)	—	(136.7)
Distributions to noncontrolling interests, net of tax	—	—	—	—	—	—	—	(10.6)	(10.6)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	3.1	3.1
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Net income including noncontrolling interests	—	—	—	—	—	62.1	62.1	20.8	82.9
Balances, April 1, 2011	78.7	$0.9	$(348.8)	$2,924.2	$(23.2)	$1,503.1	$4,056.2	$97.6	$4,153.8

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Three Months Ended
	April 1,	April 2,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interests	$82.9	$113.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20.2	19.8
Amortization of intangible assets	13.0	11.1
Amortization of debt issuance costs	1.6	3.1
Normal profit	1.0	—
Provision for doubtful accounts	1.3	0.7
Deferred income taxes	25.6	6.8
Stock-based compensation	12.0	10.4
Excess tax benefits from stock-based compensation	(0.7)	(2.9)
Equity in income of unconsolidated joint ventures	(37.4)	(24.7)
Dividends received from unconsolidated joint ventures	11.9	17.3
Changes in operating assets, liabilities and other, net of effects of consolidation and/or deconsolidation of joint ventures:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(1.1)	(147.1)
Other current assets	(4.0)	7.3
Advances to unconsolidated joint ventures	(9.3)	(4.6)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	1.2	(53.0)
Billings in excess of costs and accrued earnings on contracts	3.3	(30.4)
Other long-term liabilities	(11.8)	8.2
Other assets	1.2	(1.7)
Total adjustments and changes	28.0	(179.7)
Net cash from operating activities	110.9	(66.0)
Cash flows from investing activities:
Payments for exercised shares in connection with a prior business acquisition	(2.9)	—
Changes in cash related to consolidation and/or deconsolidation of joint ventures	—	20.7
Proceeds from disposal of property and equipment	1.5	1.0
Investments in unconsolidated joint ventures	(7.2)	(2.5)
Changes in restricted cash	(0.3)	(0.2)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(11.0)	(7.4)
Maturity of short-term investment	—	30.0
Net cash from investing activities	(19.9)	41.6

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In millions)

	Three Months Ended
	April 1,	April 2,
	2011	2010
Cash flows from financing activities:
Payments on long-term debt	(2.1)	(2.6)
Net payments under lines of credit and short-term notes	(7.5)	(0.3)
Net change in overdrafts	(18.6)	(4.6)
Payments on capital lease obligations	(2.1)	(1.7)
Excess tax benefits from stock-based compensation	0.7	2.9
Proceeds from employee stock purchases and exercises of stock options	1.5	1.1
Distributions to noncontrolling interests	(15.6)	(12.2)
Contributions and advances from noncontrolling interests	3.2	8.0
Repurchases of common stock	(136.7)	(48.4)
Net cash from financing activities	(177.2)	(57.8)
Net decrease in cash and cash equivalents	(86.2)	(82.2)
Cash and cash equivalents at beginning of period	573.3	720.6
Cash and cash equivalents at end of period	$487.1	$638.4

Supplemental information:
Interest paid	$4.1	$6.4
Taxes paid	$57.2	$2.8

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$2.4	$1.8

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  Headquartered in San Francisco, we have more than 46,000 employees in a global network of offices and contract-specific job sites in more than 40 countries.  We operate through three reporting segments:  the Infrastructure & Environment business, the Federal Services business and the Energy & Construction business.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended April 1, 2011 are not indicative of the operating results for the full year or for future years.

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

Reclassifications

We made reclassifications to the prior years’ financial statements to conform them to the current period’s presentation.  These reclassifications have no effect on our consolidated stockholders’ equity or net cash flows.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At April 1, 2011 and December 31, 2010, restricted cash balances were $28.3 million and $28.0 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 5, “Joint Ventures.”

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An accounting standard update related to new disclosures about fair value measurements was issued.  Part of the standard was effective for us in the first quarter of our 2010 fiscal year.  The additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis became effective for us beginning with the first quarter of our 2011 fiscal year.  The adoption of the final part of the standard did not have a material impact on our condensed consolidated financial statements.

An accounting standard update related to the way companies test for impairment of goodwill was issued.  Pursuant to this accounting update, goodwill of the reporting unit is not impaired if the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount.  In that event, the second step of the impairment test is not required.  However, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.  In considering whether it is more likely than not that goodwill impairment exists, a company must evaluate whether there are qualitative factors that could adversely affect goodwill.  Consistent with the prior requirements, this test must be performed annually or, if an event occurs or circumstances exist that indicate that it is more likely than not that goodwill impairment exists, in the interim.  This standard became effective for us beginning in the first quarter of our 2011 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Three Months Ended
	April 1,	April 2,
	2011	2010
Weighted-average common stock shares outstanding (1)	78.4	81.4
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	0.4	0.5
Weighted-average common stock outstanding – Diluted	78.8	81.9

(1)	Weighted-average common stock outstanding is net of treasury stock.

	April 1,	April 2,
(In millions)	2011	2010
Anti-dilutive equity awards not included above	0.3	0.1

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

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our costs and accrued earnings in excess of billings on contracts include amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of April 1, 2011 and December 31, 2010, we had receivables with contractual terms in excess of one year of $155.1 million and $146.8 million, respectively.

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts with the U.S. federal government and with other customers as of April 1, 2011 and December 31, 2010:

	April 1,	December 31,
(In millions)	2011	2010
Accounts receivable:
U.S. federal government	$299.4	$398.8
Others	704.4	704.0
Total accounts receivable	$1,003.8	$1,102.8
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$708.0	$662.4
Others	553.7	494.7
Total costs and accrued earnings in excess of billings on contracts	$1,261.7	$1,157.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 5.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms;

•	Management and operation services, including commercial operations, decontamination, decommissioning, and waste management of a nuclear facility in the United Kingdom (“U.K.”); and

•	Procurement and construction of levee improvements.

In accordance with the current consolidation standard, we analyzed all of our joint ventures and classified them into two groups:

•
Joint ventures that must be consolidated because they are either not variable interest entities (“VIEs”) and we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and

•	Joint ventures that do not need to be consolidated because they are either not VIEs and we do not hold a majority voting interest, or because they are VIEs of which we are not the primary beneficiary.

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the first quarter of 2011.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	April 1,	December 31,
(In millions)	2011	2010
Cash and cash equivalents	$117.5	$85.6
Net accounts receivable	336.4	322.1
Other current assets	1.1	1.1
Non-current assets	58.5	36.2
Total assets	$513.5	$445.0

Accounts and subcontractors payable	$223.1	$214.8
Billings in excess of costs and accrued earnings	20.3	7.5
Accrued expenses and other	35.8	34.9
Non-current liabilities	3.5	3.2
Total liabilities	282.7	260.4

Total URS equity	133.2	100.8
Noncontrolling interests	97.6	83.8
Total owners’ equity	230.8	184.6
Total liabilities and owners’ equity	$513.5	$445.0

Total revenues of the consolidated joint ventures were $444.4 million and $364.1 million for the three months ended April 1, 2011 and April 2, 2010, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

(In millions)	Unconsolidated VIEs
April 1, 2011
Current assets	$496.5
Noncurrent assets	$5.7
Current liabilities	$340.3
Noncurrent liabilities	$0.6

December 31, 2010
Current assets	$423.6
Noncurrent assets	$7.0
Current liabilities	$340.5
Noncurrent liabilities	$0.1

Three months ended April 1, 2011 (1)
Revenues	$332.3
Cost of revenues	$(255.9)
Income from continuing operations before tax	$76.4
Net income	$67.6

Three months ended April 2, 2010 (1)
Revenues	$324.7
Cost of revenues	$(270.2)
Income from continuing operations before tax	$54.5
Net income	$49.7

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $11.9 million and $17.3 million, respectively, of distributions from unconsolidated joint ventures for the three months ended April 1, 2011 and April 2, 2010.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 6.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

(In millions)	April 1,	December 31,
	2011	2010
Computer software	$176.8	$174.8
Computer hardware	154.0	148.8
Construction and mining equipment	119.7	119.5
Other equipment	91.8	98.0
Furniture and fixtures	75.9	67.0
Leasehold improvements	78.8	74.6
Land and buildings	9.4	9.4
Construction in progress	2.4	3.8
	708.8	695.9
Accumulated depreciation and amortization	(448.9)	(429.8)
Property and equipment at cost, net (1)	$259.9	$266.1

(1)	The unamortized computer software costs were $65.3 million and $68.4 million, respectively, as of April 1, 2011 and December 31, 2010.

Our depreciation and amortization expense related to property and equipment was $20.2 million and $19.8 million for the three months ended April 1, 2011 and April 2, 2010, respectively.

NOTE 7.  INDEBTEDNESS

Indebtedness consisted of the following:

(In millions)	April 1,	December 31,
	2011	2010
Bank term loans, net of debt issuance costs	$620.4	$619.6
Obligations under capital leases	19.0	19.4
Notes payable, Loan Notes, and foreign credit lines	55.4	62.8
Total indebtedness	694.8	701.8
Less:
Current portion of long-term debt	156.1	60.5
Long-term debt	$538.7	$641.3

2007 Credit Facility

As of both April 1, 2011 and December 31, 2010, the outstanding balance of term loan A was $490.0 million at interest rates of 1.25% and 1.26%, respectively.  As of both April 1, 2011 and December 31, 2010, the outstanding balance of term loan B was $135.0 million at interest rates of 2.50% and 2.51%, respectively.

Under the terms of our Senior Secured Credit Facility (“2007 Credit Facility”), our next scheduled payment is expected to be due in March 2012.  We were in compliance with the covenants of our 2007 Credit Facility as of April 1, 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Revolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of either April 1, 2011 or December 31, 2010.  As of April 1, 2011, we had issued $147.1 million of letters of credit, leaving $552.9 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of April 1, 2011, we would remain in compliance with the covenants of our 2007 Credit Facility.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit line.  As of April 1, 2011 and December 31, 2010, we had outstanding amounts of $55.4 million and $62.8 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 2.2% and 2.3% as of April 1, 2011 and December 31, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  Loan Notes were issued to shareholders of the Scott Wilson Group plc (“Scott Wilson”) as an alternative to cash consideration in connection with our acquisition of Scott Wilson in September 2010.

As of April 1, 2011 and December 31, 2010, we had $87.4 million and $88.1 million in lines of credit available under all foreign facilities, respectively.  As of April 1, 2011 and December 31, 2010, the total outstanding debt balance of our foreign credit lines was $9.7 million and $16.1 million, respectively.  As of April 1, 2011 and December 31, 2010, we had $31.6 million and $27.3 million, respectively, in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

Capital Leases.  As of April 1, 2011 and December 31, 2010, we had obligations under our capital leases of approximately $19.0 million and $19.4 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

NOTE 8.  FAIR VALUE OF DEBT INSTRUMENTS

2007 Credit Facility

As of April 1, 2011 and December 31, 2010, the estimated market values of term loans A and B were approximately $622.1 million and $621.7 million, respectively.  As of both April 1, 2011 and December 31, 2010, the carrying value of term loans A and B on our Condensed Consolidated Balance Sheets was $625.0 million.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loans.

NOTE 9.  BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

Billings in excess of costs and accrued earnings on contracts in the accompanying Condensed Consolidated Balance Sheets consist of cash collected from clients and billings to clients on contracts in advance of work performed, advance payments negotiated as a contract condition, estimated losses on uncompleted contracts, normal profit liabilities, project-related legal liabilities, and other project-related reserves.  The unearned project-related costs will be earned over the next twelve months or over the duration of the contracts.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	April 1,	December 31,
	2011	2010
Billings in excess of costs and accrued earnings on contracts	$168.8	$167.8
Advance payments negotiated as a contract condition	61.3	57.9
Estimated losses on uncompleted contracts	28.1	27.4
Project-related legal liabilities and other project-related reserves	23.5	22.7
Total	$281.7	$275.8

NOTE 10.  INCOME TAXES

Our effective income tax rates for the three months ended April 1, 2011 and April 2, 2010 were 34.7% and 1.9%, respectively.  The 2010 reduction in the effective income tax rate resulted from our decision to indefinitely reinvest the earnings of all of our foreign subsidiaries, as part of our strategy to expand our business globally, resulting in a decrease to income tax expense of $42.1 million.  No corresponding reduction was recorded in the first quarter of 2011.

The reconciliation of our effective tax rates for the three months ended April 1, 2011 and April 2, 2010 is as follows:

	Three Months Ended
	April 1, 2011		April 2, 2010
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$44.4	35.0%	$40.6	35.0%
State taxes, net of federal benefit	5.3	4.2%	5.3	4.6%
Change in indefinite reinvestment assertion	—	—%	(61.1)	(52.7%)
Adjustments to valuation allowances	1.7	1.3%	8.8	7.6%
Adjustments related to changing foreign tax credits to deductions	—	—%	13.6	11.8%
Foreign income taxed at rates other than 35%	(8.0)	(6.3%)	(4.7)	(4.1%)
Other adjustments	0.6	0.5%	(0.3)	(0.3%)
Total income tax expense	$44.0	34.7%	$2.2	1.9%

As of April 1, 2011, our federal net operating loss (“NOL”) carryover was approximately $22.2 million.  These federal NOL carryovers expire in years 2020 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $387.1 million.  These state NOL carryovers expire in years 2011 through 2027.  There are also foreign NOL carryovers in various jurisdictions of approximately $371.4 million.  The majority of the foreign NOL carryovers have no expiration date.  At April 1, 2011, the federal, state and foreign NOL carryovers resulted in a deferred tax asset of $113.0 million with a valuation allowance of $96.2 million established against this tax asset.  None of the remaining deferred tax assets related to NOL carryovers is individually material.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

As of April 1, 2011, we have remaining tax-deductible goodwill of $316.8 million resulting from acquisitions by Washington Group International (“WGI”) before our acquisition of WGI, as well as from our other prior acquisitions.  The amortization of this tax goodwill is deductible over various periods ranging up to 12 years.  The tax deduction for goodwill for 2011 is expected to be approximately $85.0 million and is expected to be substantially lower beginning in 2015.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 11.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.

The components of our net periodic pension costs relating to our defined benefit plans for the three months ended April 1, 2011 and April 2, 2010 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
(In millions)	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Service cost	$1.7	$1.6	$0.1	$—
Interest cost	4.7	4.6	6.0	0.3
Expected return on plan assets	(4.1)	(3.9)	(5.6)	(0.2)
Amortization of:
Prior service costs	(0.8)	(0.8)	—	—
Net loss	1.8	0.9	—	—
Net periodic pension costs	$3.3	$2.4	$0.5	$0.1

During the three months ended April 1, 2011, we made cash contributions, including employer-directed benefit payments, of $19.6 million to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $21.2 million for the remainder of our 2011 fiscal year.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three months ended April 1, 2011 and April 2, 2010 were as follows:

	Three Months Ended
(In millions)	April 1,	April 2,
	2011	2010
Interest cost	$0.5	$0.6
Expected return on plan assets	(0.1)	(0.1)
Net periodic benefit costs	$0.4	$0.5

During the three months ended April 1, 2011, we made employer-directed benefit payments of $1.1 million to the post-retirement benefit plans.  We expect to make cash contributions, including estimated employer-directed benefit payments, of approximately $2.4 million for the remainder of our 2011 fiscal year.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 12.  STOCKHOLDERS' EQUITY

Equity Incentive Plans

As of April 1, 2011, approximately 2.1 million shares had been issued as restricted stock awards and 0.2 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 2.7 million shares remained reserved for future grant under the 2008 Plan.

Stock Repurchase Program

On February 25, 2011, our Board of Directors authorized an increase in the number of our common shares that we may repurchase in fiscal year 2011 from 3.0 million shares to 8.0 million shares to be effected through open market purchases or privately negotiated transactions as permitted by securities laws and other legal and contractual requirements, and subject to market conditions and other factors.  For fiscal years 2012, 2013 and 2014, the authorized shares under the repurchase program will revert back to 3.0 million shares, plus the number of shares equal to the excess, if any, of the 3.0 million shares over the actual numbers of shares repurchased during the prior year.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

The following table summarizes our stock repurchase activities for the three months ended April 1, 2011 and April 2, 2010:

	Common Stock	Average
	Repurchase	Price Paid	Common Stock
	Shares	per Share	Repurchase
	(In millions, except average price paid per share)
Three months ended April 1, 2011	3.0	$45.58	$136.7
Three months ended April 2, 2010	1.0	48.41	48.4

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized for the three months ended April 1, 2011 and April 2, 2010:

	Three Months Ended
(In millions)	April 1,	April 2,
	2011	2010
Stock-based compensation expense:
Restricted stock awards and units	$11.9	$10.3
Employee stock purchase plan	0.1	0.1
Stock-based compensation expense	$12.0	$10.4

Total income tax benefits recognized in our net income related to stock-based compensation expense	$4.6	$4.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over a four-year vesting period.  Vesting of some awards is subject to both service requirements and performance conditions.  Currently outstanding restricted stock awards and units with a performance condition vest upon the achievement of an annual net income target, established in the first quarter of the fiscal year preceding the vesting date.  Our awards are measured based on the stock price on the date that all of the key terms and conditions related to the award are known.  Restricted stock awards and units are expensed on a straight-line basis over their respective vesting periods subject to the probability of meeting performance and/or service requirements.

As of April 1, 2011, we had estimated unrecognized stock-based compensation expense of $70.3 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.2 years.  The following table summarizes the total fair value of vested shares, according to their contractual terms, and the grant date fair value of restricted stock awards and units granted during the three months ended April 1, 2011 and April 2, 2010:

	April 1,	April 2,
(In millions)	2011	2010
Fair value of shares vested	$37.3	$33.8
Grant date fair value of restricted stock awards and units granted	$0.3	$0.3

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the three months ended April 1, 2011, is presented below:

	Three Months Ended
	April 1, 2011
			Weighted-
	Shares		Average Grant
	(in millions)		Date Fair Value
Nonvested at December 31, 2010	2.5		$42.92
Granted	—	†	$41.61
Vested	(0.9)		$41.83
Forfeited	—	†	$43.15
Nonvested at April 1, 2011	1.6		$43.52
†   Represents less than half a million shares.

Stock Options

We have not granted any stock options since September 2005.  Stock options expire in ten years from the date of grant.  A summary of the status and changes of the stock options, according to their contractual terms, is presented below:

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Options		Average	Contractual	Intrinsic Value
	(in millions)		Exercise Price	Term (in years)	(in millions)
Outstanding and exercisable at December 31, 2010	0.6		$23.38	2.62	$11.7
Exercised	—	†	$22.09
Forfeited/expired/cancelled	—	†	$18.77
Outstanding and exercisable at April 1, 2011	0.6		$23.55	2.46	$12.9
†   Represents less than half a million shares.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $45.89 as of April 1, 2011, which would have been received by the option holders had all option holders exercised their options on that date.

For the three months ended April 1, 2011 and April 2, 2010, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $1.5 million and $1.3 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards or any unrecognized related expense.

NOTE 13.  SEGMENT AND RELATED INFORMATION

We operate our business through the following three segments:

•
Infrastructure & Environment business provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

•
Federal Services business provides services to various U.S. federal government agencies, primarily the Departments of Defense.  These services include program management, planning, design and engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure.

•
Energy & Construction business provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

These three segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2010.  The information disclosed in our condensed consolidated financial statements is based on the three segments that comprise our current organizational structure.

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

	Three Months Ended
(In millions)	April 1,	April 2,
	2011	2010
Revenues
Infrastructure & Environment (1)	$909.9	$775.1
Federal Services	581.1	637.5
Energy & Construction	866.4	808.1
Inter-segment, eliminations and other	(37.6)	(13.2)
Total revenues	$2,319.8	$2,207.5

Equity in income of unconsolidated joint ventures
Infrastructure & Environment (1)	$1.0	$0.9
Federal Services	1.5	1.5
Energy & Construction	34.9	22.3
Total equity in income of unconsolidated joint ventures	37.4	24.7
Contribution (2)
Infrastructure & Environment (1)	$62.9	$54.0
Federal Services	41.3	41.2
Energy & Construction	46.6	44.8
General and administrative expenses (3)	(31.8)	(25.5)
Total contribution	$119.0	$114.5
Operating income
Infrastructure & Environment (1)	$55.7	$51.4
Federal Services	35.8	35.7
Energy & Construction	63.0	58.4
General and administrative expenses (3)	(22.4)	(20.3)
Total operating income	$132.1	$125.2
Depreciation and amortization
Infrastructure & Environment (1)	$12.1	$8.7
Federal Services	5.3	5.3
Energy & Construction	13.9	15.2
Corporate and other	1.9	1.8
Total depreciation and amortization	$33.2	$31.0

(1)	The operating results of Scott Wilson were included in the three months ended April 1, 2011, but not in the three months ended April 2, 2010 as we completed the acquisition in September 2010.

(2)
We are providing information regarding segment contribution because management uses this information to assess performance and make decisions about resource allocation.  We define segment contribution as total segment operating income minus noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses, amortization of intangible assets, and other miscellaneous unallocated expenses.  Segment operating income represents net income before reductions for income taxes, noncontrolling interests and interest expense.

(3)	General and administrative expenses represent expenses related to corporate functions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Reconciliations of segment contribution to segment operating income for the three months ended April 1, 2011 and April 2, 2010 are as follows:

	Three Months Ended April 1, 2011
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$62.9	$41.3	$46.6	$(31.8)	$119.0
Noncontrolling interests	(1.2)	—	27.0	—	25.8
Amortization of intangible
assets	(2.0)	(4.0)	(7.0)	—	(13.0)
Stock-based compensation
expense	(3.5)	(1.5)	(3.7)	8.7	—
Other miscellaneous and
unallocated expenses	(0.5)	—	0.1	0.7	0.3
Operating income (loss)	$55.7	$35.8	$63.0	$(22.4)	$132.1

	Three Months Ended April 2, 2010
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$54.0	$41.2	$44.8	$(25.5)	$114.5
Noncontrolling interests	1.1	—	23.2	—	24.3
Amortization of intangible
assets	(0.1)	(4.0)	(7.0)	—	(11.1)
Stock-based compensation
expense	(3.6)	(1.3)	(3.1)	8.0	—
Other miscellaneous and
unallocated expenses	—	(0.2)	0.5	(2.8)	(2.5)
Operating income (loss)	$51.4	$35.7	$58.4	$(20.3)	$125.2

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	April 1,	December 31,
(In millions)	2011	2010
Infrastructure & Environment	$4.5	$3.8
Federal Services	6.0	4.8
Energy & Construction	97.9	56.9
Total investments in and advances to unconsolidated
joint ventures	$108.4	$65.5

Infrastructure & Environment	$133.9	$136.1
Federal Services	29.7	30.4
Energy & Construction	79.4	83.3
Corporate	16.9	16.3
Total property and equipment, net of accumulated
depreciation	$259.9	$266.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Total assets by segment are as follows:

	April 1,	December 31,
(In millions)	2011	2010
Infrastructure & Environment	$2,209.6	$2,272.3
Federal Services	1,474.9	1,488.7
Energy & Construction	3,500.8	3,424.6
Corporate	5,729.1	5,589.7
Eliminations	(5,591.4)	(5,423.9)
Total assets	$7,323.0	$7,351.4

Geographic Areas

Our revenues by geographic areas are shown below:

	Three Months Ended
(In millions)	April 1,	April 2,
	2011	2010
Revenues
United States	$2,027.9	$2,047.0
International	298.0	164.3
Eliminations	(6.1)	(3.8)
Total revenues	$2,319.8	$2,207.5

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

Our revenues from the U.S. Army and DOE for the three months ended April 1, 2011 and April 2, 2010 are presented below:

	Three Months Ended
(In millions, except percentages)	April 1,	April 2,
	2011	2010
The U.S. Army (1)
Infrastructure & Environment	$38.6	$40.0
Federal Services	305.8	347.7
Energy & Construction	60.9	77.6
Total U.S. Army	$405.3	$465.3
Revenues from the U.S. Army as a
percentage of our consolidated
revenues	17%	21%

DOE
Infrastructure & Environment	$1.6	$1.1
Federal Services	3.6	6.6
Energy & Construction	302.7	245.3
Total DOE	$307.9	$253.0
Revenues from DOE as a percentage
of our consolidated revenues	13%	12%

Revenues from the federal market sector
as a percentage of our consolidated
revenues	46%	49%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

NOTE 14.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to contractual guarantees and governmental audits or investigations.  We are also involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty.  We are including information regarding the following significant proceedings in particular:

•
USAID Egyptian Projects:  In March 2003, WGI was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million.  WGI has denied any liability in the action and contested the federal government’s damage allegations and its entitlement to any recovery.  All USAID projects under the contracts have been completed and are fully operational.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

WGI intends to continue to defend these matters vigorously and to consider further pursuit of its affirmative claims; however, we cannot provide assurance that we will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

•
SR-125:  WGI Ohio has a 50% interest in a joint venture that was performing a $401 million fixed-price highway and toll road project in California that is operational and has been open to traffic since November 2007.  Prior to the acquisition of WGI, WGI recorded significant losses on the project resulting largely from developer directives to perform extra work, developer-caused delays, and unilateral deductive changes related to contested developer claims, including claims for liquidated damages.  The joint venture was actively pursuing reimbursement of its losses based on claims of breach of contract, developer-directed changes, negligent acts by the developer, force-majeure events and insurance occurrences.  The highway claims were initiated in the Superior Court of San Diego County (“Superior Court”) in July 2006 and the toll road claims were initiated in arbitration, under JAMS arbitration rules, in March 2006.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

The developer has responded with amended counterclaims in October 2009, in both the toll road arbitration and highway litigation in Superior Court alleging breach of contract, indemnity for claims brought against the developer by its fixed operating equipment contractor, and fraud.  The amended counterclaims in the two matters were duplicative to a degree, but in total aggregate more than $800 million in claimed damages.

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

In June 2008, the developer filed a complaint, as amended, against the joint venture in the Supreme Court of New York County, New York, alleging that the joint venture breached a lender agreement associated with the highway project that impaired the enforceability of the highway project contract.  On October 1, 2008, a hearing was held on the joint venture’s motion to stay or dismiss this action.  On August 31, 2009, Banco Bilbao Vizcaya Argentaria, S.A., the lender’s prime agent, filed a complaint on behalf of the lenders alleging breach of a lending agreement entered into during the highway and toll road contracts.  The joint venture filed a motion to dismiss the lenders’ complaint on October 15, 2009.

On March 22, 2010, the developer filed a Chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of California that effectively stayed or suspended the joint venture’s highway litigation in Superior Court and the toll road arbitration.  The two New York lender actions have also been stayed.  On March 26, 2010, the joint venture filed a petition seeking to remove the previously filed foreclosure action regarding the mechanic’s lien on the toll road properties to the Bankruptcy Court.  On March 31, 2010, the developer filed its own adversary proceeding seeking a declaration from the Bankruptcy Court that any mechanic’s liens filed on the toll road were invalid.  (These matters and a separate foreclosure proceeding filed by another SR-125 contractor were consolidated by the Bankruptcy Court on June 10, 2010).  The developer, joined by its lenders, filed a motion for summary judgment on April 26, 2010, contending that the mechanic’s liens filed by the joint venture and another contractor were invalid.  A formal hearing on the motion was held on July 1, 2010.  On July 28, 2010, the Bankruptcy Court denied the developer’s and lenders’ motion for summary judgment and ruled that the joint venture can assert a mechanic’s lien against the developer’s distinct private property interests in the toll road.  On September 14, 2010, the joint venture filed a motion for summary judgment on the priority of the mechanic’s lien, which the Bankruptcy Court denied.  The trial on the validity and priority of the joint venture’s mechanic’s lien was held from October 25 to October 29, 2010.  The Bankruptcy Court ruled that the joint venture’s mechanic’s lien was valid but that it is junior to the consensual liens of the lenders.  While there was no adjudication on the merits of the joint venture’s actual claim, on November 1, we re-assessed the value of our equity investment in the joint venture and recorded a pre-tax, non-cash asset impairment charge of $25.0 million relating to our equity investment in the joint venture.  The joint venture filed an appeal on the Bankruptcy Court’s ruling on lack of priority of the mechanic’s lien to the United States District Court for the Southern District of California.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

On April 6, 2011, the joint venture, the developer, the lenders and Caltrans agreed to a global settlement dismissing the highway litigation, the toll road arbitration, the government code claim, the lenders complaint and the mechanic’s lien.  The global settlement was approved by the Bankruptcy Court on April 14, 2011.  Under the terms of the global settlement, each joint venture partner will be entitled to one half of the $21.3 million global settlement expected to be paid by the developers and the lenders, as well as by escrowed insurance claims.  We expect to record the impact of the global settlement in the second quarter of fiscal year 2011.

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

On August 23, 2010, we settled pending change orders and claims with the project owner for three payments from the project owner totaling $100 million.  We and our consortium partner have agreed that 60% of the settlement amount will be allocated to our consortium partner and 40% to us.

Under the terms of the settlement, we received a complete release for all delays and liquidated damages incurred up to the settlement date.  As of April 1, 2011, we had received $28 million of settlement payments and we expect to receive the final settlement payment of $12 million upon the completion of the project.

We are currently completing the final start up and commissioning of the facility and addressing customer warranty claims related to the facility’s steam and boiler systems that were excluded from the August 23, 2010 settlement agreement.

During the first quarter of 2011, in connection with the start up and commissioning activities and the warranty claims, we recognized a loss of $8.5 million, including $1.8 million of self-insurance retention for a professional liability insurance claim related to the steam and boiler systems.  As of April 1, 2011, the cumulative losses were approximately $96.3 million.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Guarantee Obligations and Commitments

As of April 1, 2011, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $7.2 million as of April 1, 2011.

We have guaranteed several of our foreign credit facilities and bank guarantee lines.  The aggregate amount of these guarantees was $17.9 million as of April 1, 2011.

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

NOTE 15.  SUBSEQUENT EVENT

On April 26, 2011, we signed a definitive agreement to acquire Apptis Holdings, Inc. (“Apptis”), for a net purchase price of approximately $260 million in cash, which we expect to close during the second quarter of our 2011 fiscal year, subject to satisfaction of customary closing conditions and regulatory approvals, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act.  Apptis provides information technology and communications services to the U.S. federal government.  The addition of Apptis is expected to expand our capabilities in the federal IT market.  Apptis has approximately 1,000 employees with offices in 35 states and nine international locations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page H52; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was previously filed with the Securities and Exchange Commission.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a major United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, and operations and maintenance.  We have more than 46,000 employees in a global network of offices and contract-specific job sites in more than 40 countries.  We provide our services through three reporting segments, which we refer to as our Infrastructure & Environment, Federal Services and Energy & Construction businesses.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended April 1, 2011

Consolidated revenues for the first quarter of 2011 were $2.3 billion, an increase of $112.3 million, or 5.1%, compared to the same period in 2010.  Scott Wilson, which we acquired in September 2010, generated $110.6 million in revenues during the three months ended April 1, 2011.  During the quarter, revenues increased from our work in the power, infrastructure and industrial and commercial market sectors, while we experienced a modest decline in revenues from our work in the federal market sector.  Net income attributable to URS for the first quarter of 2011 was $62.1 million compared with $95.6 million during the first quarter of 2010, a decrease of 35.0%.  The decrease in net income was primarily due to a higher income tax rate for this quarter.  The 2010 reduction in the effective income tax rate increased net income attributable to URS by $42.1 million.  No corresponding reduction was recorded in the first quarter of 2011.  See Note 10, “Income Taxes,” to our “Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report for additional disclosure.

Cash Flows

During the three months ended April 1, 2011, we generated $110.9 million in cash from operations.  Cash flows from operations increased by $176.9 million for the three months ended April 1, 2011 compared with the same period in 2010.  This increase was primarily due to the timing of payments from clients on accounts receivable, project performance payments and vendor and subcontractor payments.  The increase was partially offset by higher income tax payments.

Cash outflows related to repurchases of common stock totaled $136.7 million.

Book of Business

As of April 1, 2011 and December 31, 2010, our total book of business was $28.5 billion and $29.1 billion, respectively.  The decrease in our book of business in the first quarter of 2011 occurred primarily in our federal market sector.  Please see Book of Business on page 35 for more information.

Business Trends

Given the current economic uncertainty, it is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 52.

Power

We expect revenues from our power market sector to increase during our 2011 fiscal year, compared to power revenues for our 2010 fiscal year, based on increased procurement activity and recent contract awards in a number of markets.  For example, we are seeing increased procurement activity and contract awards for our air quality control services.  These projects typically involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions to comply with regulatory mandates.  Coal-fired power plants are the largest source of electricity in the U.S., and many of these facilities have inadequate pollution controls to meet consent decrees and a 2015 deadline for additional reductions under the Clean Air Interstate Rule.

We also anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants.  Gas-fired power plants produce fewer emissions than coal-fired facilities and the current low cost of natural gas makes gas-fired power plants more cost-effective to operate.

In the nuclear power market, we expect utilities and regulators will take a more cautious approach to the development of new nuclear power plants following the failures at the Fukushima Daiichi power plant in Japan.  At the same time, we anticipate sustained demand for the services we provide to retrofit and upgrade existing nuclear power plants to increase the generating capacity and extend the service life of these facilities.  In addition, we expect to continue to benefit from investments in transmission and distribution systems, as utilities upgrade and expand these systems to improve reliability and accommodate the delivery of renewable energy sources.

Infrastructure

We expect revenues from our infrastructure market sector to grow in our 2011 fiscal year.  Because of the economic downturn and the budget challenges facing state and local governments, many have reduced spending for key infrastructure programs.  As a result, an increasing proportion of our infrastructure work is being funded through sources other than tax revenues, such as bond measures, federal matching grants and dedicated tax measures.  In addition, federal support for infrastructure projects remains strong.  Earlier this year, the Administration submitted a $556 billion budget request that would reauthorize the Safe, Accountable, Flexible, Efficient Transportation Equity Act:  A Legacy for Users (“SAFETEA-LU”) for the next six years.  SAFETEA-LU provides federal matching funds to state governments for highway and transit projects.  At the same time, the outcome of ongoing political debate in Congress regarding cuts to government spending could result in reductions in the funding proposed by the Administration for infrastructure projects.

In addition, the acquisition of Scott Wilson has enhanced our infrastructure capabilities outside the U.S., which we anticipate will create new opportunities within the infrastructure market sector.  For example, in the U.K. where Scott Wilson has a major presence, the U.K. Coalition Government has adopted a five-year National Infrastructure Plan, which includes investments of more than $320 billion for infrastructure projects from 2011 through 2015.

Federal

We expect revenues from our federal market sector to increase in our 2011 fiscal year.  Although the Administration has announced plans to reduce defense spending, the DOD’s fiscal 2012 budget request includes relatively stable funding for many of the budget line items that support the types of work we perform.  This funding is consistent with the DOD’s practice of outsourcing the types of specialized engineering and construction services we provide.

We also anticipate sustained funding for the types of environmental and nuclear management services we provide to the DOE and U.K.’s Nuclear Decommissioning Authority (“NDA”).  The DOE’s fiscal 2012 budget request includes $6.1 billion for environmental management programs, a $132 million increase from the fiscal 2011 continuing resolution funding level and an increase of $124 million from fiscal 2010.  In the U.K., we also expect to continue to benefit from stable funding for the work we perform for the NDA.  Despite budget cuts for many agencies, the U.K. Coalition Government has provided $4.6 billion in annual funding for the NDA over the next four years.

Industrial and Commercial

We expect revenues from our industrial and commercial market sector to grow in our 2011 fiscal year, as a result of increased procurement activity and potential contract awards, particularly in the oil and gas, manufacturing and mining markets.  With the stabilization of oil prices, several of our clients are moving forward with projects in the Canadian oil sands region and on the Trans-Alaska Pipeline project.  As a result, we are beginning to provide preliminary engineering and design services for projects that had previously been postponed.  We believe our ability to support the initial phases of these projects positions us well to capture larger assignments as they move into the engineering and construction phases.  In the manufacturing market, we continue to benefit from sustained demand for the facilities management services we provide as clients continue to outsource these services to increase cost savings and maximize efficiency.

In the mining market, rising commodity prices for base and precious metals, largely driven by demand from India and China, is accelerating our work on mining projects in Australia and the U.S.  In addition, we expect revenues will continue to grow from the environmental and engineering work we perform under our long-term Master Service Agreements (“MSAs”) with multinational clients.  The acquisition of Scott Wilson in September 2010 provides us with additional resources to support our MSA clients outside the U.S.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of the year, winter weather sometimes results in intermittent office closures and work interruptions.

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contracts we are awarded, particularly among clients in the federal sector.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins or losses on these contracts.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.  Also, our government clients are increasingly using indefinite delivery contracts (“IDCs”) that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award contracts we receive are tending to include fewer base years and more option years.  These trends change the relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.

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

BOOK OF BUSINESS

For the purpose of calculating our book of business, we determine the amounts of all contract awards that may potentially be recognized as revenues.  We also include the equity in income of unconsolidated joint ventures over the life of the contracts.  We categorize the amount of our book of business into backlog, option years and IDCs, based on the nature of the award and its current status.

Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues or equity in income of unconsolidated joint ventures when future services are performed.

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations often differ significantly among our businesses.  As a result, the amount of revenues that will be realized beyond one year also varies from segment to segment.  As of December 31, 2010, we estimated that approximately 63% of our total backlog would not be realized within one year based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate.

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

As of April 1, 2011 and December 31, 2010, our total book of business was $28.5 billion and $29.1 billion, respectively, due primarily to reductions in our federal market sector book of business.

The following tables summarize our book of business:

	Infrastructure		Energy
	&	Federal	&
(In billions)	Environment	Services	Construction	Total
As of April 1, 2011
Backlog	$3.4	$5.7	$7.2	$16.3
Option years	0.3	2.3	2.1	4.7
Indefinite delivery contracts	3.3	3.2	1.0	7.5
Total book of business	$7.0	$11.2	$10.3	$28.5

As of December 31, 2010
Backlog	$3.3	$6.0	$7.3	$16.6
Option years	0.4	2.3	2.1	4.8
Indefinite delivery contracts	3.4	3.2	1.1	7.7
Total book of business	$7.1	$11.5	$10.5	$29.1

Our backlog decreased from $16.6 billion as of December 31, 2010 to $16.3 billion as of April 1, 2011 mainly due to a decrease in our federal market sector backlog.

	April 1,	December 31,
(In billions)	2011	2010
Backlog by market sector:
Power	$1.3	$1.4
Infrastructure	2.7	2.6
Industrial and commercial	1.6	1.3
Federal	10.7	11.3
Total backlog	$16.3	$16.6

RESULTS OF OPERATIONS

The Three Months Ended April 1, 2011 Compared with the Three Months Ended April 2, 2010

Consolidated

	Three Months Ended
				Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages and per share amounts)	2011	2010	(Decrease)	(Decrease)
Revenues	$2,319.8	$2,207.5	$112.3	5.1%
Cost of revenues	(2,202.7)	(2,086.7)	116.0	5.6%
General and administrative expenses	(22.4)	(20.3)	2.1	10.3%
Equity in income of unconsolidated joint ventures	37.4	24.7	12.7	51.4%
Operating income	132.1	125.2	6.9	5.5%
Interest expense	(5.2)	(9.3)	(4.1)	(44.1%)
Income before income taxes	126.9	115.9	11.0	9.5%
Income tax expense	(44.0)	(2.2)	41.8	1900.0%
Net income including noncontrolling interests	82.9	113.7	(30.8)	(27.1%)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(20.8)	(18.1)	2.7	14.9%
Net income attributable to URS	$62.1	$95.6	$(33.5)	(35.0%)

Diluted earnings per share	$0.79	$1.17	$(0.38)	(32.5%)

The following table presents our consolidated revenues by market sector and reporting segment for the three months ended April 1, 2011 and April 2, 2010.

	Three Months Ended
				Percentage
	April 1,	April 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues
Power sector
Infrastructure & Environment	$52.8	$31.7	$21.1	66.6%
Federal Services	—	—	—	—
Energy & Construction	247.5	258.4	(10.9)	(4.2%)
Power Total	300.3	290.1	10.2	3.5%
Infrastructure sector
Infrastructure & Environment	394.1	357.2	36.9	10.3%
Federal Services	—	—	—	—
Energy & Construction	106.0	114.0	(8.0)	(7.0%)
Infrastructure Total	500.1	471.2	28.9	6.1%
Federal sector
Infrastructure & Environment	160.1	175.0	(14.9)	(8.5%)
Federal Services	580.9	636.7	(55.8)	(8.8%)
Energy & Construction	323.5	260.8	62.7	24.0%
Federal Total	1,064.5	1,072.5	(8.0)	(0.7%)
Industrial and Commercial sector
Infrastructure & Environment	290.6	202.9	87.7	43.2%
Federal Services	—	—	—	—
Energy & Construction	164.3	170.8	(6.5)	(3.8%)
Industrial and Commercial Total	454.9	373.7	81.2	21.7%
Total revenues, net of eliminations	$2,319.8	$2,207.5	$112.3	5.1%

Reporting Segments

	Infrastructure
	&	Federal	Energy &
(In millions, except percentages)	Environment (1)	Services	Construction	Eliminations	Corporate	Total

Three months ended April 1, 2011
Revenues	$909.9	$581.1	$866.4	$(37.6)	$—	$2,319.8
Cost of revenues	(855.2)	(546.8)	(838.3)	37.6	—	(2,202.7)
General and administrative expenses	—	—	—	—	(22.4)	(22.4)
Equity in income of unconsolidated joint ventures	1.0	1.5	34.9	—	—	37.4
Operating income (loss)	$55.7	$35.8	$63.0	$—	$(22.4)	$132.1

Three months ended April 2, 2010
Revenues	$775.1	$637.5	$808.1	$(13.2)	$—	$2,207.5
Cost of revenues	(724.6)	(603.3)	(772.0)	13.2	—	(2,086.7)
General and administrative expenses	—	—	—	—	(20.3)	(20.3)
Equity in income of unconsolidated joint ventures	0.9	1.5	22.3	—	—	24.7
Operating income (loss)	$51.4	$35.7	$58.4	$—	$(20.3)	$125.2

Increase (decrease) for the three months ended April 1, 2011 and April 2, 2010
Revenues	$134.8	$(56.4)	$58.3	$24.4	$—	$112.3
Cost of revenues	130.6	(56.5)	66.3	24.4	—	116.0
General and administrative expenses	—	—	—	—	2.1	2.1
Equity in income of unconsolidated joint ventures	0.1	—	12.6	—	—	12.7
Operating income (loss)	4.3	0.1	4.6	—	2.1	6.9

Percentage increase (decrease) for the three months ended April 1, 2011 and April 2, 2010
Revenues	17.4%	(8.8%)	7.2%	184.8%	—	5.1%
Cost of revenues	18.0%	(9.4%)	8.6%	184.8%	—	5.6%
General and administrative expenses	—	—	—	—	10.3%	10.3%
Equity in income of unconsolidated joint ventures	11.1%	—	56.5%	—	—	51.4%
Operating income (loss)	8.4%	0.3%	7.9%	—	10.3%	5.5%

(1)	The operating results of Scott Wilson were included in the three months ended April 1, 2011, but not in the three months ended April 2, 2010 as we completed the acquisition in September 2010.

Revenues

Our consolidated revenues for the three months ended April 1, 2011 were $2.3 billion, an increase of $112.3 million, or 5.1%, compared with the three months ended April 2, 2010.  Revenues from our Infrastructure & Environment business for the three months ended April 1, 2011 were $909.9 million, an increase of $134.8 million, or 17.4%, compared with the three months ended April 2, 2010.  Scott Wilson generated $110.6 million in revenues during the three months ended April 1, 2011.  Revenues from our Federal Services business for the three months ended April 1, 2011 were $581.1 million, a decrease of $56.4 million, or 8.8%, compared with the three months ended April 2, 2010.  Revenues from our Energy & Construction business for the three months ended April 1, 2011 were $866.4 million, an increase of $58.3 million, or 7.2%, compared with the three months ended April 2, 2010.

The revenues reported above are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues in each market sector is discussed below.

Power

Consolidated revenues from our power market sector for the three months ended April 1, 2011 were $300.3 million, an increase of $10.2 million, or 3.5%, compared with the three months ended April 2, 2010.  During the 2011 quarter, revenues increased from contracts to provide engineering, procurement, construction and start-up services for the installation of air quality control systems at coal-fired power plants to help these facilities meet federal mandates for emissions reductions.  We also experienced strong demand for the engineering, procurement and construction services we provide for the development of gas-fired power plants, as well as for engineering services for the development of nuclear power generating facilities.  This increase in revenues was partially offset by the completion of several projects involving the development of new power generating facilities and the retrofit of coal-fired power plants with clean air technologies.

The Infrastructure & Environment business’ revenues from our power market sector for the three months ended April 1, 2011 were $52.8 million, an increase of $21.1 million, or 66.6%, compared with the three months ended April 2, 2010. The increase in revenues was primarily due to increased activity on a project to provide engineering and procurement services for the retrofit and upgrade of air quality control systems at a coal-fired power plant to help reduce sulfur dioxide, mercury and other emissions.  Revenues also increased from the engineering, compliance, permitting and remediation services we provide to utilities to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.

The Energy & Construction business’ revenues from our power market sector for the three months ended April 1, 2011 were $247.5 million, a decrease of $10.9 million, or 4.2%, compared with the three months ended April 2, 2010.  The decline in revenues was primarily due to the completion of new power generation projects and the completion of projects involving the retrofit of coal-fired power plants with clean air technologies, which decreased revenues by $54.0 million and $24.9 million, respectively.  These decreases were partially offset by revenue increases of $28.5 million from new projects, $19.8 million from increased activity at a gas-fired power generation project and $15.4 million from increased activity on a nuclear power project.

Infrastructure

Consolidated revenues from our infrastructure market sector for the three months ended April 1, 2011 were $500.1 million, an increase of $28.9 million, or 6.1%, compared with the three months ended April 2, 2010.  Scott Wilson generated $71.4 million in revenues during the three months ended April 1, 2011.  The increase in infrastructure revenues was primarily due to the growth in our infrastructure business outside of North America as a result of the acquisition of Scott Wilson.  We also continued to benefit from sustained levels of activity on an ongoing dam construction project in Illinois, as well as from strong demand for the program management, planning, design, engineering and construction services we provide to expand and modernize surface and rail transportation infrastructure, ports and harbors, water and wastewater infrastructure, flood control systems, and educational facilities.  The increase in revenues was partially offset by the decline in revenues from the services we provide to expand and modernize air transportation and healthcare facilities.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the three months ended April 1, 2011 were $394.1 million, an increase of $36.9 million, or 10.3%, compared with the three months ended April 2, 2010.  The increase in infrastructure revenues was primarily due to the growth in our infrastructure business outside of North America as a result of the acquisition of Scott Wilson, which generated $71.4 million in revenues during the three months ended April 1, 2011.  We also continued to benefit from strong demand for the services we provide to expand and modernize surface and rail transportation infrastructure, ports and harbors, water and wastewater infrastructure, flood control systems, and educational facilities.  The increase in revenues was partially offset by the decline in revenues from program management, planning, design, engineering and construction services we provide for air transportation infrastructure and healthcare facilities.

The Energy & Construction business’ revenues from our infrastructure market sector for the three months ended April 1, 2011 were $106.0 million, a decrease of $8.0 million, or 7.0%, compared with the three months ended April 2, 2010.  The decline was primarily due to the completion and wind down of several projects which accounted for a $26.1 million decrease, partially offset by an increase of $21.1 million due to a settlement agreement reached on a light rail project.  We also continued to benefit from sustained levels of activity on an ongoing dam construction project in Illinois.

Federal

Consolidated revenues from our federal market sector for the three months ended April 1, 2011 were $1.1 billion, a decrease of $8.0 million, or 0.7%, compared with the three months ended April 2, 2010.  During the quarter, revenues declined from the services we provide to modernize aging weapons systems, develop new systems and refurbish military vehicles and aircraft.  Revenues also declined from the operations and installations management support we provide at military bases, test ranges and space flight centers.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts.  Strong demand for the environmental and nuclear management services we provide to the DOE and NDA involving the storage, treatment and disposal of radioactive waste partially offset this decrease in revenues.  Revenues also increased from our work managing chemical demilitarization programs to eliminate chemical weapons.

The Infrastructure & Environment business’ revenues from our federal market sector for the three months ended April 1, 2011 were $160.1 million, a decrease of $14.9 million, or 8.5%, compared with the three months ended April 2, 2010.  During the quarter, we experienced a decline in revenues from the environmental, engineering and construction services we provide to the DOD to design and build military infrastructure and develop military bases and other government installations, both in the U.S. and overseas.  This decrease was primarily due to the timing of several large task orders, which experienced high levels of activity and generated high revenues during the comparable period in the 2010 fiscal year.  By contrast, we continued to benefit from strong demand for the engineering, construction and environmental services we provide to a variety of other U.S. federal government agencies, including the General Services Administration, the Department of Veteran Affairs and the U.S. Fish and Wildlife Service.

The Federal Services business’ revenues from our federal market sector for the three months ended April 1, 2011 were $580.9 million, a decrease of $55.8 million, or 8.8%, compared with the three months ended April 2, 2010.  Revenues declined from the services we provide to maintain and repair aircraft, ground vehicles and other military equipment, largely due to the delay in the award of task orders under existing contracts and the decline in U.S. military activity in Iraq.  We also experienced a decline in revenues from the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems, as well as from the operations and installation management services we provide to support complex government and military installations.  The decline in revenues from these activities was largely due to delays in the award of new contracts and task orders under existing contracts.

The Energy & Construction business’ revenues from our federal market sector for the three months ended April 1, 2011 were $323.5 million, an increase of $62.7 million, or 24.0%, compared with the three months ended April 2, 2010.  The increase was primarily driven by higher revenue on a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which accounted for an increase of $49.3 million, and an increase of $6.4 million at a DOE nuclear clean-up project.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the three months ended April 1, 2011 were $454.9 million, an increase of $81.2 million, or 21.7%, compared with the three months ended April 2, 2010.  Scott Wilson generated $33.9 million in revenues during the three months ended April 1, 2011.  During the quarter, revenues increased from the engineering and environmental services we provide under MSAs to multinational corporations, particularly among clients in the oil and gas industry.  Because this work typically is driven by regulatory requirements and supports existing facility operations, it tends to be less susceptible to economic downturns and reductions in capital spending.  In the manufacturing industry, we also benefited from sustained demand for the facilities management services we provide as our clients continued to outsource these services to help save costs and maximize the efficiency of their operations.  By contrast, we continued to experience a decline in revenues from major capital expenditure projects, as well as from the completion of several large-scale contracts that have not been replaced by comparable projects.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the three months ended April 1, 2011 were $290.6 million, an increase of $87.7 million, or 43.2%, compared with the three months ended April 2, 2010.  Scott Wilson generated $33.9 million in revenues during the three months ended April 1, 2011.  During the quarter, we benefited from increased demand for the environmental and engineering work we provide under MSAs with multinational corporations, particularly among clients in the oil and gas industries.  Revenues also increased from the environmental services we provide to mining clients.  By contrast, we experienced a decrease in demand for the engineering and construction-related services for major capital expenditure projects.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the three months ended April 1, 2011 were $164.3 million, a decrease of $6.5 million, or 3.8%, compared with the three months ended April 2, 2010.  The decrease was primarily due to the completion of oil and gas and mining projects, which accounted for a $24.0 million decrease, partially offset by increases of $16.2 million in continuing projects.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 5.6% for the three months ended April 1, 2011 compared with the three months ended April 2, 2010.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.  Consolidated cost of revenues as a percent of revenues increased from 94.5% for the three months ended April 2, 2010 to 95.0% for the three months ended April 1, 2011.  See “Operating Income” for further discussion.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”) expenses for the three months ended April 1, 2011 increased by 10.3% compared with the three months ended April 2, 2010.  Consolidated G&A expenses as a percent of revenues was 1.0% for the three months ended April 1, 2011 compared to 0.9% for the three months ended April 2, 2010.  The increase was primarily caused by increases in expenses for employee bonuses and benefits.  These increases were partially offset by the reduction of foreign currency losses related to intercompany balances.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended April 1, 2011 increased by $12.7 million or 51.4% compared with the three months ended April 2, 2010.  The variances for the three-month period comparisons were attributable primarily to the Energy & Construction business’ unconsolidated joint ventures as discussed below.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the three months ended April 1, 2011 increased by $12.6 million or 56.5% compared with the three months ended April 2, 2010.  The increase was primarily due to better performance and higher earnings of $10.5 million on our nuclear maintenance, operations and clean-up projects in the U.K.

Operating Income

Our consolidated operating income for the three months ended April 1, 2011 increased by $6.9 million or 5.5% compared with the three months ended April 2, 2010.  As a percentage of revenues, operating income for the three months ended April 1, 2011 remained the same at 5.7% compared to the three months ended April 2, 2010.  The increase in operating income was primarily due to increases in revenues and in equity in income of unconsolidated joint ventures described above.  See further detailed discussion below.

The Infrastructure & Environment business’ operating income for the three months ended April 1, 2011 increased by $4.3 million or 8.4% compared with the three months ended April 2, 2010.  The increase in operating income was caused primarily by the increase in revenues previously described, and $2.2 million of foreign currency gains.  The increase in operating income was partially offset by higher overhead costs, and higher use of subcontractors and purchases of project-related materials, which provide lower profit margins than activities performed directly by our employees.  Overhead costs as a percentage of revenues, increased from 32.9% for the three months ended April 2, 2010 to 33.4% for the three months ended April 1, 2011.  Operating income as a percentage of revenues was 6.1% for the three months ended April 1, 2011 compared to 6.6% for the three months ended April 2, 2010.

The Federal Service business’ operating income for the three months ended April 1, 2011 increased by $0.1 million or 0.3% compared with the three months ended April 2, 2010.  Although revenues declined during this quarter, operating income was essentially flat primarily due to a reduction in the use of subcontractors and external services, which produce lower margins than activities performed directly by our employees.  Operating income as a percentage of revenues was 6.2% for the three months ended April 1, 2011 compared to 5.6% for the three months ended April 2, 2010.

The Energy & Construction business’ operating income for the three months ended April 1, 2011 increased by $4.6 million or 7.9% compared with the three months ended April 2, 2010.  As a percentage of revenues, operating income was 7.3% for the three months ended April 1, 2011 compared to 7.2% for the three months ended April 2, 2010.  The increase in operating income was primarily due to cost savings at an air quality control services project, which accounted for an increase of $14.2 million, and an increase of $5.0 million, net of subcontractor payments and other contract close-out activities, related to a settlement agreement reached on a light rail project.  These increases were partially offset by decreases of $10.0 million related to a one-time schedule incentive recognized in the three months ended April 2, 2010 on a clean air power project and a $6.1 million higher loss related to a common sulfur project in the current year compared to the prior year.

Interest Expense

Our consolidated interest expense for the three months ended April 1, 2011 decreased by $4.1 million or 44.1% compared with the three months ended April 2, 2010.  This decrease was primarily due to lower debt balances.

Income Tax Expense

Our effective income tax rates for the three months ended April 1, 2011 and April 2, 2010 were 34.7% and 1.9%, respectively.  The 2010 reduction in the effective income tax rate resulted from our decision to indefinitely reinvest the earnings of all of our foreign subsidiaries, as part of our strategy to expand our business globally, resulting in a decrease to income tax expense of $42.1 million.  No corresponding reduction was recorded in the first quarter of 2011.  No cash distributions were made from our foreign subsidiaries to their U.S. shareholders during the first quarter of fiscal year 2011.

The reconciliation of our income tax expense and effective income tax rates for the three months ended April 1, 2011 and April 2, 2010 is as follows:

	Three Months Ended
	April 1, 2011		April 2, 2010
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$44.4	35.0%	$40.6	35.0%
State taxes, net of federal benefit	5.3	4.2%	5.3	4.6%
Change in indefinite reinvestment assertion	—	—%	(61.1)	(52.7%)
Adjustments to valuation allowances	1.7	1.3%	8.8	7.6%
Adjustments related to changing foreign tax
credits to deductions	—	—%	13.6	11.8%
Foreign income taxed at rates other than 35%	(8.0)	(6.3%)	(4.7)	(4.1%)
Other adjustments	0.6	0.5%	(0.3)	(0.3%)
Total income tax expense	$44.0	34.7%	$2.2	1.9%

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	April 1,	April 2,
(In millions)	2011	2010
Cash flows from operating activities	$110.9	$(66.0)
Cash flows from investing activities	(19.9)	41.6
Cash flows from financing activities	(177.2)	(57.8)

Overview

During the three months ended April 1, 2011, our primary sources of liquidity were collections of accounts receivable from our clients.  Our primary uses of cash were to fund our working capital, income tax payments, bonus payments and capital expenditures, to repurchase our common stock, and to make distributions to the noncontrolling interests in our consolidated joint ventures.

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

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At April 1, 2011 and December 31, 2010, restricted cash was $28.3 million and $28.0 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  As of April 1, 2011 and December 31, 2010, cash and cash equivalents included $117.5 million and $85.6 million, respectively, of cash held by our consolidated joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary source of cash inflows from operations.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of April 1, 2011 and December 31, 2010, significant unapproved change orders and claims, which are included in costs and accrued earnings in excess of billings on contracts, collectively represented approximately 2% of our gross accounts receivable and accrued earnings in excess of billings on contracts.

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

As of April 1, 2011 and December 31, 2010, our receivable allowances represented 1.73% and 1.89%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of April 1, 2011 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivable allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of April 1, 2011 and December 31, 2010 were $281.7 million and $275.8 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 74 days as of December 31, 2010 to 76 days as of April 1, 2011, which is primarily due to the timing of payments from clients on our accounts receivable.

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

On February 25, 2011, our Board of Directors authorized an increase in the number of our common shares that we may repurchase in fiscal year 2011 from 3.0 million shares to 8.0 million shares to be effected through open market purchases or privately negotiated transactions as permitted by securities laws and other legal and contractual requirements, and subject to market conditions and other factors.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

On April 26, 2011, we signed a definitive agreement to acquire Apptis Holdings, Inc. (“Apptis”), which provides information technology and communications services to the federal government for a net purchase price of approximately $260 million.  We expect to complete the acquisition during the second quarter of our 2011 fiscal year, subject to satisfaction of customary closing conditions and regulatory approvals, including compliance with the Hart-Scott-Rodino Antitrust Improvements Act, using available cash and borrowing from amounts available under our revolving credit facility.

Operating Activities

The increase in cash flows from operating activities for the three months ended April 1, 2011, compared to the three months ended April 2, 2010, was primarily due to the timing of payments from clients on accounts receivable, project performance payments, and vendor and subcontractor payments.  The increase was partially offset by higher income tax payments.

Investing Activities

Cash flows used for investing activities of $19.9 million during the three months ended April 1, 2011 consisted of the following significant activities:

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $11.0 million; and

•	disbursements related to investments in and advances to unconsolidated joint ventures of $7.2 million.

Cash flows generated from investing activities of $41.6 million during the three months ended April 2, 2010 consisted of the following significant activities:

•	maturity of short-term investments of $30.0 million; and

•	consolidation of joint ventures, which resulted in a $20.7 million increase to the cash balance at the beginning of our fiscal year 2010;

•	partially offset by capital expenditures, excluding purchases financed through capital leases and equipment notes, of $7.4 million.

For the remainder of fiscal year 2011, we expect to incur approximately $56 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

The increase in net cash flows used for financing activities for the three months ended April 1, 2011, compared to the three months ended April 2, 2010, was primarily due to the increase in repurchases of our common stock.

Cash flows used for financing activities of $177.2 million during the three months ended April 1, 2011 consisted of the following significant activities:

•	repurchases of our common stock of $136.7 million;

•	net change in overdrafts of $18.6 million; and

•	distributions to noncontrolling interests of $15.6 million.

Cash flows used for financing activities of $57.8 million during the three months ended April 2, 2010 consisted of the following significant activities:

•	repurchases of our common stock of $48.4 million; and

•	distributions to noncontrolling interests of $12.2 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of April 1, 2011:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of April 1, 2011:
2007 Credit Facility (1)	$625.0	$105.0	$520.0	$—	$—	$—
Capital lease obligations (1)	19.0	7.1	7.6	3.8	0.5	—
Notes payable, foreign credit lines and other indebtedness (1)	55.4	46.5	7.0	1.9	—	—
Total debt	699.4	158.6	534.6	5.7	0.5	—
Operating lease obligations (2)	608.8	146.9	214.3	127.7	119.9	—
Pension and other retirement plans funding requirements (3)	462.0	55.7	88.3	80.1	237.9	—
Interest (4)	22.4	12.3	9.8	0.3	—	—
Purchase obligations (5)	13.8	7.7	6.1	—	—	—
Asset retirement obligations (6)	5.0	2.2	2.1	0.3	0.4	—
Other contractual obligations (7)	32.1	1.2	4.9	0.1	—	25.9
Total contractual obligations	$1,843.5	$384.6	$860.1	$214.2	$358.7	$25.9

(1)	Amounts shown exclude unamortized debt issuance costs of $4.6 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.6 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of estimated pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

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

(7)
Other contractual obligations include net liabilities for anticipated settlements and interest under our tax liabilities, accrued benefit for our executives pursuant to their employment agreements, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under the “Other” column above.

On April 26, 2011, we signed a definitive agreement to acquire Apptis Holdings, Inc. (“Apptis”), for a net purchase price of approximately $260 million in cash.  We expect to complete the acquisition during the second quarter of our 2011 fiscal year, subject to satisfaction of customary closing conditions and regulatory approvals, including compliance with the Hart-Scott-Rodin Antitrust Improvements Act.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our 2007 Credit Facility and our international credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the 2007 Credit Facility or international credit facilities, our ability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  As of April 1, 2011, we had $147.1 million in standby letters of credit outstanding under our 2007 Credit Facility and $31.6 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $7.2 million as of April 1, 2011.

•	We have guaranteed several of our foreign credit facilities and bank guarantee lines. The aggregate amount of these guarantees was $17.9 million as of April 1, 2011.

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

2007 Credit Facility

As of both April 1, 2011 and December 31, 2010, the outstanding balance of term loan A was $490.0 million at interest rates of 1.25% and 1.26%, respectively.  As of both April 1, 2011 and December 31, 2010, the outstanding balance of term loan B was $135.0 million at interest rates of 2.50% and 2.51%, respectively.

Under the terms of our 2007 Credit Facility, our next scheduled payment is expected to be due in March 2012.  As of April 1, 2011, our consolidated leverage ratio was 1.1, which did not exceed the maximum consolidated leverage ratio of 2.0, and our consolidated interest coverage ratio was 29.1, which exceeded the minimum consolidated interest coverage ratio of 5.5.  We were in compliance with the covenants of our 2007 Credit Facility as of April 1, 2011.

Revolving Line of Credit

We did not have an outstanding debt balance on our revolving line of credit as of either April 1, 2011 or December 31, 2010.  As of April 1, 2011, we had issued $147.1 million of letters of credit, leaving $552.9 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of April 1, 2011, we would remain in compliance with the covenants of our 2007 Credit Facility.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit lines.  As of April 1, 2011 and December 31, 2010, we had outstanding amounts of $55.4 million and $62.8 million, respectively, in notes payable, Loan Notes and foreign lines of credit.  The weighted-average interest rates of the notes payable were approximately 2.2% and 2.3% as of April 1, 2011 and December 31, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  Loan Notes were issued to shareholders of Scott Wilson as an alternative to cash consideration in connection with our acquisition of Scott Wilson in September 2010.

As of April 1, 2011 and December 31, 2010, we had $87.4 million and $88.1 million in lines of credit available under these facilities, respectively.  As of April 1, 2011 and December 31, 2010, the total outstanding debt balance of our foreign credit lines was $9.7 million and $16.1 million, respectively.  As of April 1, 2011 and December 31, 2010, we had $31.6 million and $27.3 million, respectively, in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

Capital Leases.  As of April 1, 2011 and December 31, 2010, we had obligations under our capital leases of approximately $19.0 million and $19.4 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of April 1, 2011 and December 31, 2010, we had obligations under our operating leases of approximately $608.8 million and $600.3 million, respectively, consisting primarily of real estate leases.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to these critical accounting policies during the three months ended April 1, 2011.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

An accounting standard update related to new disclosures about fair value measurements was issued.  Part of the standard was effective for us in the first quarter of our 2010 fiscal year.  The additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis became effective for us beginning with the first quarter of our 2011 fiscal year.  The adoption of the final part of the standard did not have a material impact on our condensed consolidated financial statements.

An accounting standard update related to the way companies test for impairment of goodwill was issued.  Pursuant to this accounting update, goodwill of the reporting unit is not impaired if the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount.  In that event, the second step of the impairment test is not required.  However, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.  In considering whether it is more likely than not that goodwill impairment exists, a company must evaluate whether there are qualitative factors that could adversely affect goodwill.  Consistent with the prior requirements, this test must be performed annually or, if an event occurs or circumstances exist that indicate that it is more likely than not that goodwill impairment exists, in the interim.  This standard became effective for us beginning in the first quarter of our 2011 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  Based on the outstanding indebtedness of $625.0 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $3.6 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by the full 1% as our current variable index is 0.25%, which would lower our net-of-tax interest expense by approximately $0.9 million.  This analysis is computed taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.  We recorded foreign currency translation gains of $13.1 million and $1.1 million in “Other comprehensive income” for the three months ended April 1, 2011 and April 2, 2010, respectively.

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

Changes in Internal Control over Financial Reporting

We acquired Scott Wilson on September 10, 2010 and are currently in the process of integrating it into our existing internal controls and procedures.  There were no changes in our internal control over financial reporting during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which has resulted and may continue to result in delaying, curtailing or canceling proposed and existing projects.  In fiscal years 2010 and 2011, our clients were affected by the weak economic conditions caused by the declines in the overall economy and constraints in the credit market.  As a result, some clients delayed, curtailed or cancelled proposed and existing projects and may continue to do so.  For example, as of April 1, 2011, our book of business declined compared to the end of our fiscal year 2010, particularly in our federal market sector.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivables and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of April 1, 2011, our book of business was estimated at approximately $28.5 billion, which included $16.3 billion of our backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits; failure to comply with any of these laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 46% of our total revenues for the three months ended April 1, 2011.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and Department of Defense (“DOD”) security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

Our policies mandate compliance with these regulations and laws, and we take precautions intended to prevent and detect misconduct.  However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions.  As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents.  Failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenues and profits and subject us to criminal and civil enforcement actions.

Legal proceedings, investigations and disputes could result in substantial monetary penalties and damages, which could affect us adversely, especially if these penalties and damages exceed or are excluded from existing insurance coverage.

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

Revenues from our federal market sector represented approximately 46% of our total revenues for the three months ended April 1, 2011.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  The outcome of ongoing political debate in Congress regarding cuts to government spending could result in reductions in the funding proposed by the Administration for infrastructure projects.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  For example, we may recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

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

If we fail to timely complete, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability and harm our reputation.

We may commit to a client that we will complete a project by a scheduled date.  We may also commit that a project, when completed, will achieve specified performance standards.  If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards.  In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors.  In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract.  To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability.  Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the three months ended April 1, 2011, our equity in income of unconsolidated joint ventures amounted to $37.4 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Because of the nature of our contracts, at times we may commit resources to a client’s projects before receiving payments to cover our expenditures.  Sometimes, we incur and record expenditures for a client project before receiving any payment to cover our expenses.  In addition, we may make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing.  If a client is delayed or defaults in making its payments on a project, it could have an adverse effect on our financial position and cash flows and we could incur losses, including in our working capital or equity investments.

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

The federal government and some clients have increased the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative losses of approximately $96.3 million as of April 1, 2011.  If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability and volatility of our earnings as well as have a material adverse impact on our business and earnings.

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

A decline in our stock price and market capitalization could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.9 billion as of April 1, 2011.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

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

Some of our services are directly or indirectly impacted by changes in federal, state, local or foreign laws and regulations pertaining to the environmental, defense or infrastructure industries.  For example, passage of the Clean Air Mercury environmental rules in 2005 increased demand for our emissions control services.  Proposed climate change and greenhouse gas regulations, if adopted, could impact the services we provide to our clients, including services related to fossil fuel and industrial projects.  Relaxation or repeal of laws and regulations, or changes in governmental policies regarding the environmental, defense or infrastructure industries could result in a decline in demand for our services, which could in turn negatively impact our revenues.

If we do not have adequate indemnification for our services related to nuclear materials, it could adversely affect our business and financial condition.

We provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants.  Indemnification provisions under the Price-Anderson Act (“PAA”) available to nuclear energy plant operators and DOE contractors, do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry.  If the PAA’s indemnification protection does not apply to our services or our exposure occurs outside the U.S., our business and financial condition could be adversely affected either by our client’s refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by significant monetary damages.

We are subject to professional standards, duties and statutory obligations on professional reports and opinions we issue, which could subject us to monetary damages.

We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials, that subject us to professional standards, duties and statutory obligations regulating the performance of our services.  If our report or opinion is made public, we could also be liable to a third party even if we are not contractually obligated to the third party for the report.  For example, we could deliver a public report to a government client or in a securities offering which , if inaccurate or not in compliance with standards, could subject us to liability to a third party for significant monetary damages.

A decline in defense or other federal government spending, or a change in budgetary priorities, could reduce our profits and revenues.

Revenues from our federal market sector represented 46% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 27% of our total revenues for the three months ended April 1, 2011.  Past increases in spending authorization for defense-related or other federal government programs and in outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  For example, the DOD budget declined in the late 1980s and the early 1990s, resulting in DOD program delays and cancellations.  Similar reductions in defense spending are being proposed in the current period.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

Our overall market share and profits will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. engineering design firms accounted only for approximately 41% of the total top 500 U.S. design firm revenues in 2010.  The top 25 U.S. contractors accounted for approximately 50% of the top 400 U.S. contractors’ total revenues in 2009, as reported by the Engineering News Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of December 31, 2010, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $254.1 million.  See Note 11, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 for additional disclosure.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

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

As of April 1, 2011, our outstanding balance under the 2007 Credit Facility was $625.0 million.  Our next scheduled payment of $105.0 million is due in March 2012.  This level of debt might:

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

We expect to refinance our 2007 Credit Facility prior to its earliest maturity date.  Depending on variables that impact the overall credit markets, we may not be able to refinance our 2007 Credit Facility at rates and on terms that are favorable to us.

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

Because URS Corporation is a holding company, it may not be able to service its debt if its subsidiaries do not make sufficient distributions to it.

URS Corporation has no direct operations and no significant assets other than investments in the stock of its subsidiaries.  Because it conducts its business operations through its operating subsidiaries, it depends on those entities for payments and dividends to generate the funds necessary to meet its financial obligations.  Legal restrictions, including state and local tax regulations and other contractual obligations could restrict or impair its subsidiaries’ ability to pay dividends or make loans or other distributions to it.  The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable it to pay interest on its debt obligations when due or to pay the principal of such debt at maturity.

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

As a multinational company, we have operations in more than 40 countries and we derived 13% of our revenues from international operations for the three months ended April 1, 2011.  International business is subject to a variety of risks, including:

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

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The recently enacted U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implement “adequate procedures” to prevent bribery.  Practices in the local business community of many countries outside the U.S. have a level of government corruption that is greater than that found in the developed world.  Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however we cannot assure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

We could be adversely impacted if we fail to comply with domestic and international export laws.

To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries.  A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

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

We rely on information technology to run our business.  If we are unable to maintain and upgrade our systems and network infrastructure, our business operations could be interrupted or delayed.  We also rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems.  For example, we rely on one software vendor’s products to process a majority of our total revenues.  We also depend on our software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.  Any system interruption, delay, breach of security, loss of data or loss of a vendor could also adversely affect our operating results.

Force majeure events, including disasters and terrorists’ actions, have negatively impacted and could further negatively impact our business, which may affect our financial condition, results of operations or cash flows.

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

As of April 1, 2011, approximately 14% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

The following table provides information for the three months ended April 1, 2011.

									Pending
									Legal
									Action
									before
									Federal
			Mine					Mine	Mine
			Act			Proposed		Act	Safety
	Mine Act		§104(d)	Mine Act	Mine	Assessments		§104(e)	and Health
	§104	Mine Act	Citations	§110(b)(2)	Act	from MSHA	Mining	Notice	Review
	Violations	§104(b)	and	Violations	§107(a)	(In dollars	Related	(yes/no)	Commission
Mine (1)	(2)	Orders (3)	Orders (4)	(5)	Orders (6)	($))	Fatalities	(7)	(yes/no)
Black Thunder Project	0	0	0	0	0	$0	0	No	No
Monsanto Quarry	0	0	0	0	0	$0	0	No	No
Pipestone Quarry	2	0	0	0	0	$254	0	No	No

(1)	United States mines.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our first quarter of 2011:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
		(b)	Purchased as Part	that May Yet be
	(a) Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
(In millions, except average price paid per share)
January 1, 2011 – January 28, 2011	—	$—	—	—
January 29, 2011 – February 25, 2011	—	—	1.7	—
February 26, 2011 – April 1, 2011	0.3	46.07	1.3	5.0
Total	0.3		3.0	5.0

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On February 25, 2011, our Board of Directors authorized an increase in the number of our common shares that we may repurchase in fiscal year 2011 from 3.0 million shares to 8.0 million shares, which was reflected in our third amendment to the 2007 Credit Facility.  For fiscal years 2012, 2013 and 2014, the authorized shares under the repurchase program will revert back to 3.0 million shares, plus the number of shares equal to the excess, if any, of the 3.0 million shares over the actual numbers of shares repurchased during the prior year.  During the three months ended April 1, 2011, we repurchased an aggregate of 3.0 million shares of our common stock.

We are precluded by provisions in our 2007 Credit Facility from paying cash dividends on our outstanding common stock until our Consolidated Leverage Ratio is equal to or less than 1.00:1.00.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	11/9/2008
3.02	Bylaws of URS Corporation as amended on February 26, 2010	10-Q	3.02	12/5/2010
10.1*	URS Corporation Restated Incentive Compensation Plan 2011 Plan Year Summary.	8-K	10.1	4/4/2011
10.2*	Description of Base Salary, 2011 Performance Metrics and Target Bonuses.	8-K	N/A	4/4/2011
10.3*	Form of Officer Indemnification Agreement between URS Corporation and Robert W. Zaist.	10-Q	10.3	6/14/2004
10.4*	Employment Agreement between Washington Group International, Inc. and Robert W. Zaist, dated as of November 16, 2009.				X
10.5*	Seventh Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.				X
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**
101.INS	XBRL Instance Document.				X#
101.SCH	XBRL Taxonomy Extension Schema Document.				X#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X#

*	Represents a management contract or compensatory plan or arrangement.

**
Document has been furnished and not filed and not to be incorporated into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filing.

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URS CORPORATION

Dated: May 10, 2011	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
10.4	Employment Agreement between Washington Group International, Inc. and Robert W. Zaist dated as of November 16, 2009.
10.5	Seventh Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.