Form 10-K/A
URS CORP /NEW/
filed 2011-05-20
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 1)
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number1-7567
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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (this “Form 10-K/A”), originally filed on February 28, 2011 (the “Original Filing”), sets forth the Original Filing in its entirety except that an additional paragraph has been added to Part II, Item 9A, Controls and Procedures, to identify the framework used to evaluate the effectiveness of internal control over financial reporting, which was inadvertently omitted from the Original Filing.  We are also filing an updated Consent of Independent Registered Public Accounting Firm at Exhibit 23.1, and corrected and updated certifications from our Chief Executive Officer and Chief Financial Officer at Exhibits 31.1 and 31.2 and an updated certification at Exhibit 32.

No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing, other than updating the exhibit list and, where appropriate, changing references from “Form 10-K” to “Form 10-K/A.”  This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including our current and periodic reports.

URS CORPORATION AND SUBSIDIARIES

This Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and other business trends; future accounting and actuarial estimates; future contract losses; future backlog and book of business conversion; future income tax payments; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future interest debt payments; future integration costs; future capital expenditures, contractual obligations and commitments; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in client spending; changes in our book of business; our compliance with government contract procurement regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; impairment of our goodwill; the impact of changes in laws and regulations; nuclear indemnifications and insurance; expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; third-party software risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 39, Risk Factors beginning on page 17, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

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

Market Sector
Representative Services	Power	Infrastructure	Federal	Industrial & Commercial
Program Management	✓	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓	✓
Systems Engineering and Technical Assistance	—	—	✓	—
Construction and Construction Management	✓	✓	✓	✓
Operations and Maintenance	✓	✓	✓	✓
Decommissioning and Closure	✓	—	✓	✓

✓	the service is provided in the market sector.
—	the service is not provided in the market sector.

Market Sectors

The following table summarizes the primary market sectors served by our three businesses for the year ended December 31, 2010.

Business
Market Sector	Infrastructure & Environment	Federal Services	Energy & Construction
Power	✓	—	✓
Infrastructure	✓	—	✓
Federal	✓	✓	✓
Industrial & Commercial	✓	—	✓

✓	a primary market sector for the business.
—	not a primary market sector for the business.

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

Business
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

Executive Officers of the Registrant

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer (“CEO”), President and Director since May 1989; Chairman of the Board since June 1989.	71
Thomas W. Bishop	Senior Vice President, Infrastructure & Environment since January 2011; Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002.	64
Hugh Blackwood	Senior Vice President, International Operations and Vice President since September 2010; Chief Executive Officer of Scott Wilson Group plc. since May 2006.	62
Reed N. Brimhall	Chief Accounting Officer since May 2005; Vice President and Corporate Controller since May 2003.	57
H. Thomas Hicks	Vice President and Chief Financial Officer (“CFO”) since March 2006; Vice President, Finance from September 2005 to March 2006.	60
Gary V. Jandegian	President of the Infrastructure & Environment business and Vice President since July 2003.	58
Susan B. Kilgannon	Vice President, Communications since October 1999.	52
Joseph Masters	Secretary since March 2006; General Counsel since July 1997; and Vice President since July 1994.	54
Randall A. Wotring	President of the Federal Services business and Vice President since November 2004.	54
Thomas H. Zarges	Vice President since March 2008; President of the Energy & Construction business since January 2008; Senior Executive Vice President Operations of the Energy & Construction business from November 2007 through January 2008; Senior Executive Vice President – Operations of Washington Group International, Inc. from October 2002 through November 2007.	62

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

ITEM 1A.  RISK FACTORS

In addition to the other information included or incorporated by reference in this Form 10-K/A, the following factors also could affect our financial condition and results of operations:

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

Results of Operations

The Year Ended December 31, 2010 Compared with the Year Ended January 1, 2010

Consolidated

	Year Ended
(In millions, except percentages and per share amounts)	December 31, 2010	January 1, 2010	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$9,177.1	$9,249.1	$(72.0)	(0.8%)
Cost of revenues	(8,609.5)	(8,772.4)	(162.9)	(1.9%)
General and administrative expenses	(71.0)	(75.8)	(4.8)	(6.4%)
Acquisition-related expenses	(11.9)	—	11.9	N/M
Restructuring costs	(10.6)	—	10.6	N/M
Impairment of an intangible asset	—	(32.8)	(32.8)	N/M
Equity in income of unconsolidated joint ventures	70.3	100.9	(30.6)	(30.4%)
Operating income	544.4	469.0	75.4	16.1%
Interest expense	(30.6)	(48.4)	(17.8)	(36.9%)
Other income, net	—	47.9	(47.9)	N/M
Income before income taxes	513.8	468.5	45.3	9.7%
Income tax expense	(154.9)	(177.6)	(22.7)	(12.8%)
Net income	358.9	290.9	68.0	23.4%
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(71.0)	(21.8)	49.2	225.9%
Net income attributable to URS	$287.9	$269.1	$18.8	7.0%

Diluted earnings per share	$3.54	$3.29	$0.25	7.6%

N/M = Not meaningful

The following table presents our consolidated revenues by market sector and business for the years ended December 31, 2010 and January 1, 2010.

	Year Ended
(In millions, except percentages)	December 31, 2010	January 1, 2010	Increase (Decrease)	Percentage Increase (Decrease)
Revenues
Power sector
Infrastructure & Environment	$156.5	$144.2	$12.3	8.5%
Federal Services	—	—	—	—
Energy & Construction	952.7	1,248.0	(295.3)	(23.7%)
Power Total	1,109.2	1,392.2	(283.0)	(20.3%)
Infrastructure sector
Infrastructure & Environment	1,402.8	1,400.4	2.4	0.2%
Federal Services	—	—	—	—
Energy & Construction	499.6	262.8	236.8	90.1%
Infrastructure Total	1,902.4	1,663.2	239.2	14.4%
Federal sector
Infrastructure & Environment	682.7	675.7	7.0	1.0%
Federal Services	2,581.2	2,558.1	23.1	0.9%
Energy & Construction	1,259.5	907.0	352.5	38.9%
Federal Total	4,523.4	4,140.8	382.6	9.2%
Industrial and commercial sector
Infrastructure & Environment	972.2	901.0	71.2	7.9%
Federal Services	—	—	—	—
Energy & Construction	669.9	1,151.9	(482.0)	(41.8%)
Industrial and Commercial Total	1,642.1	2,052.9	(410.8)	(20.0%)
Total revenues, net of eliminations	$9,177.1	$9,249.1	$(72.0)	(0.8%)

Businesses

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Eliminations	Corporate	Total
Year ended December 31, 2010
Revenues	$3,248.5	$2,582.8	$3,420.6	$(74.8)	$—	$9,177.1
Cost of revenues	(3,006.0)	(2,423.1)	(3,255.2)	74.8	—	(8,609.5)
General and administrative expenses	—	—	—	—	(71.0)	(71.0)
Acquisition-related expenses	(11.9)	—	—	—	—	(11.9)
Restructuring costs	(10.6)	—	—	—	—	(10.6)
Equity in income of unconsolidated joint ventures	2.9	5.9	61.5	—	—	70.3
Operating income (loss)	$222.9	$165.6	$226.9	$—	$(71.0)	$544.4

Year ended January 1, 2010
Revenues	$3,170.4	$2,561.3	$3,583.9	$(66.5)	$—	$9,249.1
Cost of revenues	(2,920.9)	(2,420.0)	(3,498.0)	66.5	—	(8,772.4)
General and administrative expenses	—	—	—	—	(75.8)	(75.8)
Impairment of an intangible asset	—	(3.8)	(29.0)	—	—	(32.8)
Equity in income of unconsolidated joint ventures	6.2	5.7	89.0	—	—	100.9
Operating income (loss)	$255.7	$143.2	$145.9	$—	$(75.8)	$469.0

Increase (decrease) for the year ended December 31, 2010 vs. the year ended January 1, 2010
Revenues	$78.1	$21.5	$(163.3)	$8.3	$—	$(72.0)
Cost of revenues	85.1	3.1	(242.8)	8.3	—	(162.9)
General and administrative expenses	—	—	—	—	(4.8)	(4.8)
Acquisition-related expenses	11.9	—	—	—	—	11.9
Restructuring costs	10.6	—	—	—	—	10.6
Impairment of an intangible asset	—	(3.8)	(29.0)	—	—	(32.8)
Equity in income of unconsolidated joint ventures	(3.3)	0.2	(27.5)	—	—	(30.6)
Operating income (loss)	(32.8)	22.4	81.0	—	4.8	75.4

Percentage increase (decrease) for the year ended December 31, 2010 vs. the year ended January 1, 2010
Revenues	2.5%	0.8%	(4.6%)	12.5%	—	(0.8%)
Cost of revenues	2.9%	0.1%	(6.9%)	12.5%	—	(1.9%)
General and administrative expenses	—	—	—	—	(6.4%)	(6.4%)
Acquisition-related expenses	N/M	—	—	—	—	N/M
Restructuring costs	N/M	N/M	N/M	—	—	N/M
Impairment of an intangible asset	—	N/M	N/M	—	—	N/M
Equity in income of unconsolidated joint ventures	(53.2%)	3.5%	(30.9%)	—	—	(30.4%)
Operating income (loss)	(12.8%)	15.6%	55.5%	—	6.4%	16.1%

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring Costs

As of December 31, 2010 and January 1, 2010, our restructuring reserves were $11.6 million and $4.6 million, respectively.  During our 2010 fiscal year, we recorded $10.6 million in our Consolidated Statement of Operations, which consisted primarily of costs for severance and associated benefits.  The majority of the restructuring costs were accrued in the fourth quarter of fiscal year 2010 and resulted from the integration of Scott Wilson into our existing Infrastructure & Environment’s U.K. and European business.  The integration is expected to be completed in fiscal year 2011.  We expect to incur additional restructuring costs related to the closure of excess facilities during fiscal year 2011.

Prior to the fourth quarter of fiscal year 2010, the restructuring reserve was primarily related to our restructuring plan in connection with the WGI acquisition.  As of December 31, 2010, we had an immaterial reserve balance remaining for this restructuring plan.  During fiscal year 2010, we recorded immaterial adjustments and payments related to the WGI restructuring plan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities related to each component of other comprehensive income (loss) are summarized as follows:

(In millions)	Pension and Post-retirement Related Adjustments (1)	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustment Due to the Sale of Our Investment in an Unconsolidated Joint Venture	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
Balances at December 28, 2007	$3.7	$15.7	$(0.4)	$(2.4)	$16.6
Before-tax amount	(60.6)	(23.4)	(5.6)	(11.7)	(101.3)
Tax benefit (expense)	23.2	0.9	—	4.7	28.8
2008 adjustments, net of tax	(37.4)	(22.5)	(5.6)	(7.0)	(72.5)
Balances at January 2, 2009	$(33.7)	$(6.8)	$(6.0)	$(9.4)	$(55.9)
Before-tax amount	(15.0)	12.8	0.9	8.6	7.3
Unrealized loss on foreign currency forward contract, net of tax	—	(10.7)	—	—	(10.7)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	10.7	—	—	10.7
The sale of our equity investment in an unconsolidated joint venture	—	—	5.1	—	5.1
Tax benefit (expense)	3.3	(5.6)	—	(3.4)	(5.7)
2009 adjustments, net of tax	(11.7)	7.2	6.0	5.2	6.7
Balances at January 1, 2010	$(45.4)	$0.4	$—	$(4.2)	$(49.2)
Before-tax amount	(5.1)	8.8	—	7.0	10.7
Tax benefit (expense)	4.4	—	—	(2.8)	1.6
2010 adjustments, net of tax	(0.7)	8.8	—	4.2	12.3
Balances at December 31, 2010	$(46.1)	$9.2	$—	$—	$(36.9)

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K/A are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting.  This section should be read in conjunction with the certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

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

Management, with the participation of our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and January 1, 2010

•	Consolidated Statements of Operations for the year ended December 31, 2010, the year ended January 1, 2010, and the year ended January 2, 2009

•	Consolidated Statements of Comprehensive Income for the year ended December 31, 2010, the year ended January 1, 2010, and the year ended January 2, 2009

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2010, the year ended January 1, 2010, and the year ended January 2, 2009

•	Consolidated Statements of Cash Flows for the year ended December 31, 2010, the year ended January 1, 2010, and the year ended January 2, 2009

•	Notes to Consolidated Financial Statements.

(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
2.1	Implementation Agreement between Universe Bidco Limited, URS Corporation and Scott Wilson Group plc., dated as of June 28, 2010.	8-K	2.2	7/2/2010
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of the State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.5	Bylaws of URS Corporation, as amended and restated on February 26, 2010.	8-K	3.5	2/26/2010
4.1	Credit Agreement, exhibits and schedules dated as of November 15, 2007, and entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.	10-Q	4.1	5/12/2010
4.2	First Amendment to the Credit Agreement, dated as of June 19, 2008, entered into by and among URS, a syndicate of lenders party thereto, Morgan Stanley Senior Funding, Inc., as a joint-lead arranger and syndication agent for lenders, and Wells Fargo Bank, N.A., as a joint-lead arranger and as administrative agent for the lenders.	8-K	4.1	6/24/2008
4.3	Second Amendment to the Credit Agreement dated as of August 25, 2010, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, N.A. administrative agent for the lenders, and credit support parties party thereto.	8-K	4.1	8/25/2010
4.4	Third Amendment to the Credit Agreement dated as of February 25, 2011, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, N.A. administrative agent for the lenders, and credit support parties thereto.	10-K	4.4	2/28/2011
4.5	Consent Regarding Creation of New International Holding Company dated as of September 29, 2009, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, N.A., as agent for lenders, and URS Corporation’s Guarantors.	10-Q	4.1	11/12/2009
4.6	Consent Regarding Application of MIBRAG Proceeds dated as of February 16, 2010, entered into by and among URS Corporation, a syndicate of lenders party thereto, Wells Fargo Bank, N.A., as agent for lenders, and URS Corporation’s Guarantors.	10-K	4.4	3/2/2010
4.7	Revised Form of Universe Bidco Limited Loan Note Instrument constituting up to £30,000,000 Floating Range Loan Notes 2015.	10-Q	4.2	11/9/2010
4.8	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
10.1*	Employee Stock Purchase Plan of URS Corporation approved as of May 22, 2008.	DEF 14A	Appendix C	4/22/2008
10.2*	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3*	URS Corporation 2008 Equity Incentive Plan, approved as of May 22, 2008.	8-K	10.1	5/23/2008
10.4*	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2010.	10-Q	10.1	8/10/2010
10.5*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996.	10-K	10.5	1/14/1997
10.6*	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991
10.7*	URS Corporation Restated Incentive Compensation Plan.	8-K	10.1	3/31/2009
10.8*	URS Corporation Restated Incentive Compensation Plan 2010 Plan Year Summary.	8-K	10.1	3/26/2010
10.9*	First Amendment to the Restated Incentive Compensation Plan 2009 Plan Year Summary.	10-Q	10.2	11/12/2009
10.10*	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.11*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-Q	10.3	5/12/2010
10.12*	First Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	11/12/2009
10.13*	Second Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	11/12/2009
10.14*	Third Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	11/12/2009
10.15*	Fourth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	5/12/2010
10.16*	Fifth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/12/2010
10.17*	Sixth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	5/12/2010
10.18*	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.19*	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006
10.20*	Second Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.1	12/10/2008
10.21*	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
10.22*	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.2	12/10/2008
10.23*	Employment Agreement between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.24*	First Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.25*	Second Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.26*	Fourth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.27*	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.	10-Q	10.6	8/6/2008
10.28*	Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of May 19, 2003.	10-Q	10.1	9/15/2003
10.29*	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.	10-Q	10.9	8/6/2008
10.30*	Revised Compensatory Arrangement For Reed N. Brimhall.	10-Q	10.3	11/12/2009
10.31*	Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.32*	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.	10-Q	10.7	8/6/2008
10.33*	Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of January 30, 2004.	10-Q	10.2	3/15/2004
10.34*	First Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of August 1, 2008.	10-Q	10.10	8/6/2008
10.35*	Compensation Arrangement for Thomas W. Bishop.	10-Q	10.4	11/9/2010
10.36*	Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.37*	First Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of August 1, 2008.	10-Q	10.8	8/6/2008
10.38*	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005
10.39*	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.	10-Q	10.5	8/6/2008

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
10.40*	Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of September 18, 2009.	10-Q	10.1	11/12/2009
10.41*	Employment Agreement between URS Corporation and Thomas H. Zarges, dated as of August 7, 2008.	10-Q	10.1	11/6/2008
10.42*	Service Agreement between SWK Holdings Ltd. and Hugh Blackwood dated as of May 5, 1995.	10-Q	10.2	11/9/2010
10.43*	Compensatory Arrangement for Hugh Blackwood.	10-Q	10.3	11/9/2010
10.44*	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.45*	First Amendment to the July 12, 2004 Restricted Stock Unit Award Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.3	12/10/2008
10.46*	2008 Equity Incentive Plan Restricted Stock Award between URS and Martin M. Koffel, dated December 10, 2008.	8-K	10.4	12/10/2008
10.47*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as a separate agreement between URS Corporation and Gary V. Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.48*	Form of 1999 Equity Incentive Plan Restricted Stock Award as of May 25, 2006.	8-K	10.2	5/31/2006
10.49*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	8-K	10.5	12/10/2008
10.50*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	8-K	10.6	12/10/2008
10.51*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	10-Q	10.7	11/12/2009
10.52*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	10-Q	10.8	11/12/2009
10.53*	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Hugh Blackwood, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, Joseph Masters, Randall A. Wotring, H. Thomas Hicks and Thomas H. Zarges.	10-Q	10.3	6/14/2004
10.54*	Form of Director Indemnification Agreement between URS Corporation and each of Armen Der Marderosian, Mickey P. Foret, Senator William H. Frist, Lydia H. Kennard, Donald R. Knauss, Martin M. Koffel, General Joseph W. Ralston, USAF (Ret.), John D. Roach, Sabrina L. Simmons, Douglas W. Stotlar, William P. Sullivan, and William D. Walsh.	10-Q	10.4	6/14/2004
10.55*	Non-Executive Director Compensation Program.	10-Q	10.2	8/10/2010

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
10.56*	Description of URS Corporation tax gross-up policy and modification of tax gross-up arrangements with Messrs. Koffel and Zarges.	8-K	N/A	4/29/2009
10.57*†	Executive Life Insurance Agreement between Washington Group International and Thomas H. Zarges, dated as of January 1, 2005.	10-K	10.32	3/2/2006
10.58*	URS Energy & Construction Holdings, Inc. Restoration Plan.	10-K	10.58	2/28/2011
10.59*	Washington Group International, Inc. Voluntary Deferred Compensation Plan.	10-K	10.59	2/28/2011
10.60*	Amendment to the Washington Group International, Inc. Voluntary Deferred Compensation Plan, dated as of December 24, 2010.	10-K	10.60	2/28/2011
10.61*†	Washington Group International, Inc. Key Executive Disability Insurance Plan.	10-K	10.12	Fiscal Year 12/31/92
21.1	Subsidiaries of URS Corporation.	10-K	21.1	2/28/2011
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney of URS Corporation's directors and officers.	10-K	24.1	2/28/2011
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS#	XBRL Instance Document.	10-K	101.INS	2/28/2011
101.SCH#	XBRL Taxonomy Extension Schema Document.	10-K	101.SCH	2/28/2011
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CAL	2/28/2011
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.	10-K	101.LAB	2/28/2011
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PRE	2/28/2011
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	101.DEF	2/28/2011

*	Represents a management contract or compensatory plan or arrangement.
†	Indicates a material agreement previously filed by Washington Group International (Delaware), a public company acquired by URS Corporation on November 15, 2007.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, URS Corporation, the Registrant, has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

URS Corporation (Registrant)

Dated: May 20, 2011	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin M. Koffel*	Chairman of the Board of Directors and Chief Executive Officer	May 20, 2011
Martin M. Koffel

/s/ H. Thomas Hicks	Chief Financial Officer	May 20, 2011
H. Thomas Hicks

/s/ Reed N. Brimhall	Vice President, Controller and Chief Accounting Officer	May 20, 2011
Reed N. Brimhall

/s/ Armen Der Marderosian*	Director	May 20, 2011
Armen Der Marderosian

/s/ Mickey P. Foret*	Director	May 20, 2011
Mickey P. Foret

/s/ William H. Frist*	Director	May 20, 2011
William H. Frist

/s/ Lydia H. Kennard*	Director	May 20, 2011
Lydia H. Kennard

/s/ Donald R. Knauss*	Director	May 20, 2011
Donald R. Knauss

/s/ Joseph W. Ralston*	Director	May 20, 2011
Joseph W. Ralston

/s/ John D. Roach*	Director	May 20, 2011
John D. Roach

Signature	Title	Date

/s/ Sabrina L. Simmons*	Director	May 20, 2011
Sabrina L. Simmons

/s/ Douglas W. Stotlar*	Director	May 20, 2011
Douglas W. Stotlar

/s/ William P. Sullivan*	Director	May 20, 2011
William P. Sullivan

/s/ William D. Walsh*	Director	May 20, 2011
William D. Walsh

*By /s/ H. Thomas Hicks
H. Thomas Hicks, Attorney-in-fact

*By /s/ Reed N. Brimhall
Reed N. Brimhall, Attorney-in-fact