Form 10-Q
period 2011-07-01
URS CORP /NEW/
filed 2011-08-09
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011

Common Stock, $.01 par value	79,603,214

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; future backlog and book of business conversion; future income tax payments and deductions; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments; future capital expenditures and commitments; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; changes in our book of business; our compliance with government contract procurement regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; impairment of our goodwill; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 32, Risk Factors beginning on page 63, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
6
(In millions, except per share data)

	July 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$433.8	$573.8
Accounts receivable, including retentions of $65.2 and $69.1, respectively	1,018.0	1,102.8
Costs and accrued earnings in excess of billings on contracts	1,250.8	1,157.1
Less receivable allowances	(40.5)	(42.8)
Net accounts receivable	2,228.3	2,217.1
Deferred tax assets	70.6	83.3
Other current assets	171.3	134.8
Total current assets	2,904.0	3,009.0
Investments in and advances to unconsolidated joint ventures	116.6	65.5
Property and equipment at cost, net	270.8	266.1
Intangible assets, net	557.1	514.1
Goodwill	3,599.8	3,393.2
Other assets	157.5	103.5
Total assets	$7,605.8	$7,351.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$361.8	$60.5
Accounts payable and subcontractors payable, including retentions of $38.4 and $46.5, respectively	702.6	673.9
Accrued salaries and employee benefits	498.2	441.6
Billings in excess of costs and accrued earnings on contracts	319.0	275.8
Other current liabilities	229.4	213.3
Total current liabilities	2,111.0	1,665.1
Long-term debt	395.9	641.3
Deferred tax liabilities	346.0	326.9
Self-insurance reserves	104.5	105.9
Pension and post-retirement benefit obligations	213.3	230.8
Other long-term liabilities	180.2	180.4
Total liabilities	3,350.9	3,150.4
Commitments and contingencies (Note 15)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 87.7 and 86.9 shares issued, respectively; and 79.7 and 81.9 shares outstanding, respectively	0.9	0.9
Treasury stock, 8.0 and 5.0 shares at cost, respectively	(348.8)	(212.1)
Additional paid-in capital	2,939.3	2,924.3
Accumulated other comprehensive loss	(17.0)	(36.9)
Retained earnings	1,569.9	1,441.0
Total URS stockholders’ equity	4,144.3	4,117.2
Noncontrolling interests	110.6	83.8
Total stockholders’ equity	4,254.9	4,201.0
Total liabilities and stockholders’ equity	$7,605.8	$7,351.4

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Revenues	$2,360.3	$2,249.4	$4,680.1	$4,456.9
Cost of revenues	(2,228.3)	(2,121.7)	(4,431.1)	(4,208.5)
General and administrative expenses	(19.0)	(13.3)	(41.4)	(33.4)
Acquisition-related expenses (Note 7)	(1.0)	(4.1)	(1.0)	(4.1)
Equity in income of unconsolidated joint ventures	38.6	24.3	76.0	48.9
Operating income	150.6	134.6	282.6	259.8
Interest expense	(5.1)	(5.1)	(10.2)	(14.4)
Income before income taxes	145.5	129.5	272.4	245.4
Income tax expense	(54.9)	(50.3)	(98.9)	(52.5)
Net income including noncontrolling interests	90.6	79.2	173.5	192.9
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(23.8)	(17.3)	(44.6)	(35.4)
Net income attributable to URS	$66.8	$61.9	$128.9	$157.5

Earnings per share (Note 3):
Basic	$0.87	$0.76	$1.66	$1.94
Diluted	$0.86	$0.76	$1.65	$1.93
Weighted-average shares outstanding (Note 3):
Basic	77.2	81.2	77.8	81.3
Diluted	77.7	81.5	78.2	81.7

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Comprehensive income:
Net income including noncontrolling interests	$90.6	$79.2	$173.5	$192.9
Pension and post-retirement related adjustments, net of tax	0.6	0.2	1.2	1.9
Foreign currency translation adjustments	5.6	(7.6)	18.7	(6.4)
Reclassification of unrealized loss on investment in equity securities, net of tax	—	(0.4)	—	(0.4)
Unrealized gain on interest rate swap, net of tax	—	1.2	—	2.1
Comprehensive income	96.8	72.6	193.4	190.1
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(23.8)	(17.3)	(44.6)	(35.4)
Comprehensive income attributable to URS	$73.0	$55.3	$148.8	$154.7

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, January 1, 2010	84.0	$0.9	$(83.8)	$2,884.9	$(49.2)	$1,153.1	$3,905.9	$44.6	$3,950.5
Employee stock purchases and exercises of stock options	0.2	—	—	6.3	—	—	6.3	—	6.3
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Stock-based compensation	0.9	—	—	20.8	—	—	20.8	—	20.8
Excess tax benefits from stock-based compensation	—	—	—	3.3	—	—	3.3	—	3.3
Foreign currency translation adjustments	—	—	—	—	(6.4)	—	(6.4)	—	(6.4)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.9	—	1.9	—	1.9
Unrealized loss on investment in equity securities, net of tax	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Interest rate swap, net of tax	—	—	—	—	2.1	—	2.1	—	2.1
Repurchases of common stock	(1.0)	—	(48.4)	—	—	—	(48.4)	—	(48.4)
Newly consolidated joint ventures	—	—	—	—	—	—	—	41.0	41.0
Distributions to noncontrolling interests, net of tax	—	—	—	—	—	—	—	(23.3)	(23.3)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	7.3	7.3
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(2.1)	(2.1)
Net income including noncontrolling interests	—	—	—	—	—	157.5	157.5	35.4	192.9
Balances, July 2, 2010	83.8	$0.9	$(132.2)	$2,899.2	$(52.0)	$1,310.6	$4,026.5	$102.9	$4,129.4

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED (continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.2	—	—	6.1	—	—	6.1	—	6.1
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	0.9	—	—	22.4	—	—	22.4	—	22.4
Excess tax benefits from stock-based compensation	—	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustments	—	—	—	—	18.7	—	18.7	—	18.7
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.2	—	1.2	—	1.2
Repurchases of common stock	(3.0)	—	(136.7)	—	—	—	(136.7)	—	(136.7)
Distributions to noncontrolling interests, net of tax	—	—	—	—	—	—	—	(24.2)	(24.2)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	5.7	5.7
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Net income including noncontrolling interests	—	—	—	—	—	128.9	128.9	44.6	173.5
Balances, July 1, 2011	79.7	$0.9	$(348.8)	$2,939.3	$(17.0)	$1,569.9	$4,144.3	$110.6	$4,254.9

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Six Months Ended
	July 1,	July 2,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interests	$173.5	$192.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	40.8	39.7
Amortization of intangible assets	28.2	22.2
Amortization of debt issuance costs	3.2	5.0
Normal profit	3.4	—
Provision for doubtful accounts	6.6	1.9
Deferred income taxes	24.8	28.3
Stock-based compensation	22.4	20.8
Excess tax benefits from stock-based compensation	(0.8)	(3.3)
Equity in income of unconsolidated joint ventures	(76.0)	(48.9)
Dividends received from unconsolidated joint ventures	41.4	35.0
Changes in operating assets, liabilities and other, net of effects of consolidation and/or deconsolidation of joint ventures and business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	23.3	9.2
Other current assets	(13.2)	(19.2)
Advances to unconsolidated joint ventures	(3.8)	(1.5)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(30.0)	(131.0)
Billings in excess of costs and accrued earnings on contracts	19.2	(31.3)
Other long-term liabilities	(2.2)	7.9
Other assets	2.1	(7.6)
Total adjustments and changes	89.4	(72.8)
Net cash from operating activities	262.9	120.1
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired, and for exercised shares in connection with a prior business acquisition	(278.8)	—
Changes in cash related to consolidation and/or deconsolidation of joint ventures	—	20.7
Proceeds from disposal of property and equipment	2.2	3.4
Investments in unconsolidated joint ventures	(12.0)	(4.5)
Changes in restricted cash	(0.3)	(0.2)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(31.3)	(18.8)
Maturity of short-term investment	—	30.2
Net cash from investing activities	(320.2)	30.8

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In millions)

	Six Months Ended
	July 1,	July 2,
	2011	2010
Cash flows from financing activities:
Borrowing from revolving line of credit	100.0	—
Payments on revolving line of credit and long-term debt	(54.4)	(5.1)
Net borrowings (payments) under lines of credit and short-term notes	5.8	(0.6)
Net change in overdrafts	32.3	(3.5)
Payments on capital lease obligations	(4.1)	(3.4)
Excess tax benefits from stock-based compensation	0.8	3.3
Proceeds from employee stock purchases and exercises of stock options	6.1	6.3
Distributions to noncontrolling interests	(38.6)	(40.0)
Contributions and advances from noncontrolling interests	6.1	9.0
Repurchases of common stock	(136.7)	(48.4)
Net cash from financing activities	(82.7)	(82.4)
Net change in cash and cash equivalents	(140.0)	68.5
Cash and cash equivalents at beginning of period	573.8	720.6
Cash and cash equivalents at end of period	$433.8	$789.1

Supplemental information:
Interest paid	$7.8	$12.2
Taxes paid	$92.6	$6.6

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$5.1	$3.4
Purchase of equity securities unsettled as of July 2, 2010	$—	$42.5

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  Headquartered in San Francisco, we have more than 48,000 employees in a global network of offices and contract-specific job sites in more than 40 countries.  We operate through three reporting segments:  the Infrastructure & Environment business, the Federal Services business and the Energy & Construction business.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  The results of operations for the three and six months ended July 1, 2011 are not indicative of the operating results for the full year or for future years.

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

On June 1, 2011, we completed the acquisition of Apptis Holdings, Inc. (“Apptis”).  The operating results of Apptis from the acquisition date through July 1, 2011 are included in our condensed consolidated financial statements under the Federal Services business.  See Note 7, “Acquisition,” for more information regarding this acquisition.

Investments in unconsolidated joint ventures are accounted for using the equity method and are included as investments in and advances to unconsolidated joint ventures on our Condensed Consolidated Balance Sheets.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

We made reclassifications to the prior year’s financial statements to conform them to the current period’s presentation.  These reclassifications have no effect on our consolidated net assets or net cash flows.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At July 1, 2011 and December 31, 2010, restricted cash balances were $28.3 million and $28.0 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 5, “Joint Ventures.”

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An accounting standard update related to new disclosures about fair value measurements was issued.  Part of the standard was effective for us in the first quarter of our 2010 fiscal year.  The additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis, became effective for us beginning with the first quarter of our 2011 fiscal year.  The adoption of the final part of the standard did not have a material impact on our condensed consolidated financial statements.

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

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Weighted-average common stock shares outstanding (1)	77.2	81.2	77.8	81.3
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	0.5	0.3	0.4	0.4
Weighted-average common stock outstanding – Diluted	77.7	81.5	78.2	81.7

(1)	Weighted-average common stock outstanding is net of treasury stock.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

	July 1,	July 2,
(In millions)	2011	2010
Anti-dilutive equity awards not included above	0.3	0.4

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

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our costs and accrued earnings in excess of billings on contracts include amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of July 1, 2011 and December 31, 2010, we had receivables with contractual terms in excess of one year of $146.2 million and $146.8 million, respectively.

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts with the U.S. federal government and with other customers as of July 1, 2011 and December 31, 2010:

	July 1,	December 31,
(In millions)	2011	2010
Accounts receivable:
U.S. federal government	$338.6	$398.8
Others	679.4	704.0
Total accounts receivable	$1,018.0	$1,102.8
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$684.1	$662.4
Others	566.7	494.7
Total costs and accrued earnings in excess of billings on contracts	$1,250.8	$1,157.1

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

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the six months ended July 1, 2011.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

(In millions)	July 1,	December 31,
	2011	2010
Cash and cash equivalents	$147.0	$85.6
Net accounts receivable	295.9	322.1
Other current assets	0.7	1.1
Noncurrent assets	62.9	36.2
Total assets	$506.5	$445.0

Accounts and subcontractors payable	$189.4	$214.8
Billings in excess of costs and accrued earnings on contracts	37.9	7.5
Accrued expenses and other	37.7	34.9
Noncurrent liabilities	3.7	3.2
Total liabilities	268.7	260.4

Total URS equity	127.2	100.8
Noncontrolling interests	110.6	83.8
Total owners’ equity	237.8	184.6
Total liabilities and owners’ equity	$506.5	$445.0

Total revenues of the consolidated joint ventures were $426.5 million and $418.6 million for the three months ended July 1, 2011 and July 2, 2010, respectively, and $870.9 million and $782.7 million for the six months ended July 1, 2011 and July 2, 2010, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
July 1, 2011
Current assets	$488.1
Noncurrent assets	$6.0
Current liabilities	$292.5
Noncurrent liabilities	$0.1

December 31, 2010
Current assets	$423.6
Noncurrent assets	$7.0
Current liabilities	$340.5
Noncurrent liabilities	$0.1

Three months ended July 1, 2011 (1)
Revenues	$337.3
Cost of revenues	$(254.1)
Income from continuing operations before tax	$83.2
Net income	$79.5

Three months ended July 2, 2010 (1)
Revenues	$322.5
Cost of revenues	$(263.3)
Income from continuing operations before tax	$59.2
Net income	$58.6

Six months ended July 1, 2011 (1)
Revenues	$669.6
Cost of revenues	$(510.1)
Income from continuing operations before tax	$159.5
Net income	$146.9

Six months ended July 2, 2010 (1)
Revenues	$647.2
Cost of revenues	$(533.4)
Income from continuing operations before tax	$113.8
Net income	$108.4

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $29.5 million and $17.7 million, respectively, of distributions from unconsolidated joint ventures for the three months ended July 1, 2011 and July 2, 2010 and $41.4 million and $35.0 million, respectively, for the six months ended July 1, 2011 and July 2, 2010.

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

NOTE 6.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

(In millions)	July 1,	December 31,
	2011	2010
Computer software	$180.7	$174.8
Computer hardware	159.4	148.8
Construction and mining equipment	118.8	119.5
Other equipment	94.8	98.0
Furniture and fixtures	73.8	67.0
Leasehold improvements	97.4	74.6
Land and buildings	9.4	9.4
Construction in progress	1.4	3.8
	735.7	695.9
Accumulated depreciation and amortization	(464.9)	(429.8)
Property and equipment at cost, net (1)	$270.8	$266.1

(1)	The unamortized computer software costs were $64.1 million and $68.4 million, respectively, as of July 1, 2011 and December 31, 2010.

Our depreciation and amortization expense related to property and equipment was $20.6 million and $19.8 million for the three months ended July 1, 2011 and July 2, 2010, respectively, and $40.8 million and $39.7 million for the six months ended July 1, 2011 and July 2, 2010, respectively.

NOTE 7.  ACQUISITION

On June 1, 2011, we acquired Apptis, for a purchase price of approximately $259 million, net of cash acquired.  Apptis provides IT services to the U.S. federal government.  The addition of Apptis expands our capabilities in the federal IT market.

Our condensed consolidated financial statements include the operating results of Apptis after the date of acquisition, which results are included under our Federal Services business.  Pro forma results of Apptis have not been presented because the effect of this acquisition is not material to our consolidated financial results.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

The following table presents a preliminary allocation of Apptis’ identifiable assets acquired and liabilities assumed based on the estimates of their fair values as of the acquisition date.  These estimates are subject to revision, which may result in adjustments to the values presented below.  We expect to finalize these amounts within 12 months from the acquisition date.  We do not expect any adjustments to be material.

Preliminary allocation of purchase price:
		Estimated
(In millions)	Amount	Useful Life
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$18
Trade and other receivables	58
Other current assets	2
Property and equipment	10
Other assets	10
Identifiable intangible assets:
Customer relationships, contracts and backlog	60	10 years
Trade name and other	4	2 - 3 years
Total amount allocated to identifiable intangible assets	64
Current liabilities	(67)
Net deferred tax liabilities	(5)
Long-term liabilities	(7)
Total identifiable net assets acquired	83
Goodwill	194
Total purchase price	$277

Intangible assets.  Of the total purchase price, $64 million has been allocated to customer relationships, contracts and backlog, trade name and other.  Customer relationships represent existing contracts and the underlying customer relationships and backlog.  We amortize the fair values of these assets based on the period over which the economic benefits of the intangible assets are expected to be realized.  The Apptis trade name and other intangible assets are amortized using the straight-line method over their estimated useful lives.  During the period from the acquisition date through July 1, 2011, we recorded $0.7 million of amortization of intangible assets related to this acquisition.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.  The factors that contributed to the recognition of goodwill included acquiring a talented workforce, capabilities in the federal IT market, and cost savings opportunities.  This acquisition generated $194 million of goodwill, which is included in our Federal Services business.  It is the main contributing factor to the net increase in our consolidated goodwill since the beginning of this fiscal year.  Of the total acquired goodwill, approximately $64 million is expected to be tax deductible.

NOTE 8.  INDEBTEDNESS

Indebtedness consisted of the following:

(In millions)	July 1,	December 31,
	2011	2010
Bank term loans, net of debt issuance costs	$621.2	$619.6
Revolving line of credit	50.0	—
Obligations under capital leases	18.6	19.4
Notes payable, Loan Notes, and foreign credit lines	67.9	62.8
Total indebtedness	757.7	701.8
Less:
Current portion of long-term debt	361.8	60.5
Long-term debt	$395.9	$641.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

2007 Credit Facility

As of both July 1, 2011 and December 31, 2010, the outstanding balance of term loan A was $490.0 million at interest rates of 1.19% and 1.26%, respectively.  As of both July 1, 2011 and December 31, 2010, the outstanding balance of term loan B was $135.0 million at interest rates of 2.44% and 2.51%, respectively.

Under the terms of our Senior Secured Credit Facility (“2007 Credit Facility”), our next scheduled payment is expected to be due in March 2012.  We were in compliance with the covenants of our 2007 Credit Facility as of July 1, 2011.

Revolving Line of Credit

We had an outstanding debt balance of $50.0 million on our revolving line of credit with an interest rate of 1.19% as of July 1, 2011, but did not have a balance as of December 31, 2010.  As of July 1, 2011, we had issued $119.6 million of letters of credit, leaving $530.4 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of July 1, 2011, we would remain in compliance with the covenants of our 2007 Credit Facility.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit line.  As of July 1, 2011 and December 31, 2010, we had outstanding amounts of $67.9 million and $62.8 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 2.28% and 2.32% as of July 1, 2011 and December 31, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  Loan Notes were issued to shareholders of the Scott Wilson Group plc (“Scott Wilson”) as an alternative to cash consideration in connection with our acquisition of Scott Wilson in September 2010.

As of July 1, 2011 and December 31, 2010, we had $62.2 million and $62.8 million in lines of credit available under all foreign facilities, respectively.  As of July 1, 2011 and December 31, 2010, the total outstanding debt balance of our foreign credit lines was $26.5 million and $16.1 million, respectively.

Capital Leases.  As of July 1, 2011 and December 31, 2010, we had obligations under our capital leases of approximately $18.6 million and $19.4 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

NOTE 9.  FAIR VALUE OF DEBT INSTRUMENTS

2007 Credit Facility

As of July 1, 2011 and December 31, 2010, the estimated market values of term loans A and B were approximately $622.1 million and $621.7 million, respectively.  As of both July 1, 2011 and December 31, 2010, the carrying value of term loans A and B on our Condensed Consolidated Balance Sheets was $625.0 million.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loans.

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

(In millions)	July 1,	December 31,
	2011	2010
Billings in excess of costs and accrued earnings on contracts	$208.3	$167.8
Advance payments negotiated as a contract condition	38.7	57.9
Estimated losses on uncompleted contracts	27.4	27.4
Normal profit liabilities	17.4	0.2
Project-related legal liabilities and other project-related reserves	27.2	22.5
Total	$319.0	$275.8

NOTE 11.  INCOME TAXES

Our effective income tax rates for the three months ended July 1, 2011 and July 2, 2010 were 37.7% and 38.8%, respectively.  Our effective income tax rates for the six months ended July 1, 2011 and July 2, 2010 were 36.3% and 21.4%, respectively.  The 2010 reduction in the effective income tax rate resulted from our decision to indefinitely reinvest the earnings of all of our foreign subsidiaries, as part of our strategy to expand our business globally, resulting in a decrease to income tax expense of $42.1 million.  No corresponding reduction was recorded in 2011.

The reconciliation of our income tax expense and effective income tax rates for the six months ended July 1, 2011 and July 2, 2010 is as follows:

	Six Months Ended
	July 1, 2011		July 2, 2010
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$95.3	35.0%	$85.9	35.0%
State taxes, net of federal benefit	11.8	4.4%	11.3	4.6%
Change in indefinite reinvestment assertion	—	—	(61.8)	(25.2%)
Adjustments to valuation allowances	7.0	2.5%	9.6	3.9%
Adjustments related to changing foreign tax credits to deductions	—	—	13.6	5.6%
Foreign income taxed at rates other than 35%	(15.2)	(5.6%)	(7.9)	(3.2%)
Other adjustments	—	—	1.8	0.7%
Total income tax expense	$98.9	36.3%	$52.5	21.4%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

As of July 1, 2011, our federal net operating loss (“NOL”) carryover was approximately $22.2 million.  These federal NOL carryovers expire in years 2020 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $379.0 million.  These state NOL carryovers expire in years 2011 through 2027.  There are also foreign NOL carryovers in various jurisdictions of approximately $403.4 million.  The majority of the foreign NOL carryovers have no expiration date.  At July 1, 2011, the federal, state and foreign NOL carryovers resulted in a deferred tax asset of $117.9 million with a valuation allowance of $103.4 million established against this tax asset.  None of the remaining deferred tax assets related to NOL carryovers is individually material.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

As of July 1, 2011, we have remaining tax-deductible goodwill of $359.1 million resulting from acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 12 years.  The tax deduction for goodwill for 2011 is expected to be approximately $89.4 million and is expected to be substantially lower beginning in 2015.

NOTE 12.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.

The components of our net periodic pension costs relating to our defined benefit plans for the three and six months ended July 1, 2011 and July 2, 2010 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
(In millions)	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Service cost	$1.7	$1.6	$0.1	$—
Interest cost	4.7	4.6	6.2	0.3
Expected return on plan assets	(4.1)	(3.9)	(5.8)	(0.2)
Amortization of:
Prior service costs	(0.8)	(0.8)	—	—
Net loss	1.8	0.9	—	—
Net periodic pension costs	$3.3	$2.4	$0.5	$0.1

	Six Months Ended
	Domestic Plans		Foreign Plans
(In millions)	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Service cost	$3.4	$3.2	$0.2	$—
Interest cost	9.4	9.2	12.2	0.6
Expected return on plan assets	(8.2)	(7.9)	(11.4)	(0.3)
Amortization of:
Prior service costs	(1.6)	(1.6)	—	—
Net loss	3.6	1.8	—	—
Net periodic pension costs	$6.6	$4.7	$1.0	$0.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

During the three and six months ended July 1, 2011, we made cash contributions, including employer-directed benefit payments, of $5.4 million and $24.9 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $15.8 million for the remainder of our 2011 fiscal year.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and six months ended July 1, 2011 and July 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Interest cost	$0.5	$0.6	$1.0	$1.1
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.1)
Net periodic benefit costs	$0.4	$0.5	$0.8	$1.0

During the three and six months ended July 1, 2011, we made employer-directed benefit payments of $1.0 million and $2.1 million, respectively, to the post-retirement benefit plans.  We expect to make cash contributions, including estimated employer-directed benefit payments, of approximately $1.4 million for the remainder of our 2011 fiscal year.

The information provided above does not include multi-employer plans in which we participate.

NOTE 13.  STOCKHOLDERS' EQUITY

Equity Incentive Plans

As of July 1, 2011, approximately 3.0 million shares had been issued as restricted stock awards and 0.2 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 1.8 million shares remained reserved for future grant under the 2008 Plan.

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three and six months ended July 1, 2011 and July 2, 2010:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions, except average price paid per share)	2011	2010	2011	2010
Common stock repurchase shares	—	—	3.0	1.0
Average price paid per share	$—	$—	$45.58	$48.41
Common stock repurchase	$—	$—	$136.7	$48.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized for the three and six months ended July 1, 2011 and July 2, 2010:

	Three Months Ended		Six Months Ended
(In millions)	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Stock-based compensation expense:
Restricted stock awards and units	$10.4	$10.2	$22.2	$20.6
Employee stock purchase plan	0.1	0.1	0.2	0.2
Stock-based compensation expense	$10.5	$10.3	$22.4	$20.8

Total income tax benefits recognized in our net income related to stock-based compensation expense	$4.0	$4.0	$8.6	$8.0

Restricted Stock Awards and Units

Restricted stock awards and units generally vest over four years.  Vesting of some awards is subject to both service requirements and performance conditions.  Currently outstanding restricted stock awards and units with a performance condition vest upon the achievement of an annual net income target, established in the first quarter of the fiscal year preceding the vesting date.  Our awards are measured based on the stock price on the date that all of the key terms and conditions related to the award are known.  Restricted stock awards and units are expensed on a straight-line basis over their respective vesting periods subject to the probability of meeting performance and/or service requirements.

As of July 1, 2011, we had estimated unrecognized stock-based compensation expense of $104.0 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.8 years.  The following table summarizes the total fair value of vested shares, according to their contractual terms, and the grant date fair value of restricted stock awards and units granted during the six months ended July 1, 2011 and July 2, 2010:

	July 1,	July 2,
(In millions)	2011	2010
Fair value of shares vested	$37.6	$37.6
Grant date fair value of restricted stock awards and units granted	$41.5	$41.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)
A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the six months ended July 1, 2011, is presented below:

	Six Months Ended
	July 1, 2011
		Weighted-
	Shares	Average Grant
	(in millions)	Date Fair Value
Nonvested at December 31, 2010	2.5	$42.92
Granted	1.0	$42.51
Vested	(0.9)	$41.87
Forfeited	(0.1)	$43.50
Nonvested at July 1, 2011	2.5	$43.13

Stock Options

A summary of the status and changes of the stock options, according to their contractual terms, is presented below:

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Options		Average	Contractual	Intrinsic Value
	(in millions)		Exercise Price	Term (in years)	(in millions)

Outstanding and exercisable at December 31, 2010	0.6		$23.38	2.62	$11.7
Exercised	—	†	$22.44
Forfeited/expired/cancelled	—	†	$18.77
Outstanding and exercisable at July 1, 2011	0.6		$23.53	2.18	$12.2

†   Represents fewer than fifty thousand shares.

The aggregate intrinsic value as of July 1, 2011 in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $45.12, which would have been received by the option holders had all option holders exercised their options on that date.

For the six months ended July 1, 2011 and July 2, 2010, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $1.8 million and $2.5 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards or any unrecognized related expense.

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

•
Federal Services business provides services to various U.S. federal government agencies, primarily the Department of Defense.  These services include program management, planning, design and engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, IT services, and decommissioning and closure.  The results for Apptis, which we acquired on June 1, 2011, are reported under the Federal Services business.

•
Energy & Construction business provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

These three segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  The information disclosed in our condensed consolidated financial statements is based on the three segments that comprise our current organizational structure.

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

	Three Months Ended		Six Months Ended
(In millions)	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Revenues
Infrastructure & Environment (1)	$929.5	$751.1	$1,839.4	$1,526.2
Federal Services (2)	668.6	652.0	1,249.8	1,289.6
Energy & Construction	810.5	859.7	1,676.8	1,667.7
Inter-segment, eliminations and other	(48.3)	(13.4)	(85.9)	(26.6)
Total revenues	$2,360.3	$2,249.4	$4,680.1	$4,456.9
Equity in income of unconsolidated
joint ventures
Infrastructure & Environment (1)	$1.1	$0.8	$2.1	$1.6
Federal Services (2)	1.6	1.4	3.1	2.9
Energy & Construction	35.9	22.1	70.8	44.4
Total equity in income (loss) of unconsolidated joint ventures	$38.6	$24.3	$76.0	$48.9
Contribution (3)
Infrastructure & Environment (1)	$57.6	$56.6	$118.4	$110.5
Federal Services (2)	51.1	44.8	92.4	86.1
Energy & Construction	50.4	47.1	101.7	91.7
General and administrative expenses (4)	(27.5)	(26.2)	(59.3)	(51.6)
Total contribution	$131.6	$122.3	$253.2	$236.7
Operating income
Infrastructure & Environment (1)	$54.3	$54.6	$109.9	$105.9
Federal Services (2)	45.8	37.6	81.6	73.4
Energy & Construction	69.5	55.7	132.5	113.9
General and administrative expenses (4)	(19.0)	(13.3)	(41.4)	(33.4)
Total operating income	$150.6	$134.6	$282.6	$259.8
Depreciation and amortization
Infrastructure & Environment (1)	$14.3	$8.6	$26.5	$17.3
Federal Services (2)	6.1	5.4	11.5	10.8
Energy & Construction	13.8	15.1	27.6	30.2
Corporate and other	1.5	1.8	3.4	3.6
Total depreciation and amortization	$35.7	$30.9	$69.0	$61.9

(1)
The operating results of Scott Wilson were included in the three and six months ended July 1, 2011, but not in the three and six months ended July 2, 2010, as we completed the acquisition in September 2010.

(2)	The operating results of Apptis were included in the three and six months ended July 1, 2011, but not in the three and six months ended July 2, 2010, as we completed the acquisition in June 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)
(3)
We are providing information regarding segment contribution because management uses this information to assess performance and make decisions about resource allocation.  We define segment contribution as total segment operating income minus noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses, amortization of some, but not all, intangible assets, and other miscellaneous unallocated expenses.  Segment operating income represents net income before reductions for income taxes, noncontrolling interests and interest expense.

(4)	General and administrative expenses represent expenses related to corporate functions.

Reconciliations of segment contribution to segment operating income for the three and six months ended July 1, 2011 and July 2, 2010 are as follows:

	Three Months Ended July 1, 2011
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$57.6	$51.1	$50.4	$(27.5)	$131.6
Noncontrolling interests	0.4	—	32.7	—	33.1
Amortization of intangible assets	—	(3.9)	(7.1)	—	(11.0)
Stock-based compensation expense	(3.0)	(1.3)	(3.4)	7.7	—
Other miscellaneous and unallocated expenses	(0.7)	(0.1)	(3.1)	0.8	(3.1)
Operating income (loss)	$54.3	$45.8	$69.5	$(19.0)	$150.6

	Three Months Ended July 2, 2010
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$56.6	$44.8	$47.1	$(26.2)	$122.3
Noncontrolling interests	1.6	—	24.0	—	25.6
Amortization of intangible assets	(0.1)	(3.9)	(7.2)	—	(11.2)
Stock-based compensation expense	(3.4)	(1.3)	(3.1)	7.8	—
Other miscellaneous and unallocated expenses	(0.1)	(2.0)	(5.1)	5.1	(2.1)
Operating income (loss)	$54.6	$37.6	$55.7	$(13.3)	$134.6

	Six Months Ended July 1, 2011
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$118.4	$92.4	$101.7	$(59.3)	$253.2
Noncontrolling interests	(0.8)	—	59.7	—	58.9
Amortization of intangible assets	—	(7.9)	(14.1)	—	(22.0)
Stock-based compensation expense	(6.5)	(2.8)	(7.1)	16.4	—
Other miscellaneous and unallocated expenses	(1.2)	(0.1)	(7.7)	1.5	(7.5)
Operating income (loss)	$109.9	$81.6	$132.5	$(41.4)	$282.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

	Six Months Ended July 2, 2010
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$110.5	$86.1	$91.7	$(51.6)	$236.7
Noncontrolling interests	2.7	—	47.2	—	49.9
Amortization of intangible assets	(0.2)	(7.9)	(14.2)	—	(22.3)
Stock-based compensation expense	(7.0)	(2.6)	(6.2)	15.8	—
Other miscellaneous and unallocated expenses	(0.1)	(2.2)	(4.6)	2.4	(4.5)
Operating income (loss)	$105.9	$73.4	$113.9	$(33.4)	$259.8

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	July 1,	December 31,
(In millions)	2011	2010
Infrastructure & Environment	$4.7	$3.8
Federal Services	4.7	4.8
Energy & Construction	107.2	56.9
Total investments in and advances to unconsolidated joint ventures	$116.6	$65.5

Infrastructure & Environment	$138.4	$136.1
Federal Services	38.3	30.4
Energy & Construction	75.7	83.3
Corporate	18.4	16.3
Total property and equipment, net of accumulated depreciation	$270.8	$266.1

Total assets by segment are as follows:

	July 1,	December 31,
(In millions)	2011	2010
Infrastructure & Environment	$2,277.7	$2,272.3
Federal Services	1,837.7	1,488.7
Energy & Construction	3,450.4	3,424.6
Corporate	6,201.2	5,589.7
Eliminations	(6,161.2)	(5,423.9)
Total assets	$7,605.8	$7,351.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)
Geographic Areas

Our revenues by geographic areas are shown below:

	Three Months Ended		Six Months Ended
(In millions)	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Revenues
United States	$2,040.6	$2,093.1	$4,068.5	$4,140.1
International	326.9	161.1	624.9	325.4
Eliminations	(7.2)	(4.8)	(13.3)	(8.6)
Total revenues	$2,360.3	$2,249.4	$4,680.1	$4,456.9

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with our two major customers:  the U.S. Army and Department of Energy (“DOE”).  For the purpose of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for federal agencies are not centralized, and procurement decisions are made separately by each federal agency.  The loss of the federal government, the U.S. Army, or DOE as clients, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis.  We believe that the loss of any single contract would not have a material adverse effect on our business.

Our revenues from the U.S. Army and DOE for the three and six months ended July 1, 2011 and July 2, 2010 are presented below:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
The U.S. Army (1)
Infrastructure & Environment	$33.9	$39.3	$72.5	$79.3
Federal Services	344.5	349.3	650.3	697.0
Energy & Construction	58.4	99.3	119.3	176.9
Total U.S. Army	$436.8	$487.9	$842.1	$953.2
Revenues from the U.S. Army as a percentage of our consolidated revenues	19%	22%	18%	21%

DOE
Infrastructure & Environment	$1.8	$1.3	$3.4	$2.4
Federal Services	5.6	22.9	9.2	29.5
Energy & Construction	324.2	281.8	626.9	527.1
Total DOE	$331.6	$306.0	$639.5	$559.0
Revenues from DOE as a percentage of our consolidated revenues	14%	14%	14%	13%

Revenues from the federal market sector as a percentage of our consolidated revenues	49%	49%	48%	49%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to contractual guarantees and governmental audits or investigations.  We are also involved in various legal proceedings that are pending against us and our affiliates alleging, among other things, breach of contract or tort in connection with the performance of professional services, the various outcomes of which cannot be predicted with certainty.  We are including information regarding the following significant proceedings in particular:

•
USAID Egyptian Projects:  In March 2003, Washington Group International, Inc. (“WGI”) was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, and common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million.  WGI has denied any liability in the action and contested the federal government’s damage allegations and its entitlement to any recovery.  All USAID projects under the contracts have been completed and are fully operational.

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

Since September 2005, 59 personal injury, property damage and class action lawsuits have been filed in Louisiana State and federal court naming WGI Ohio as a defendant.  Other defendants include the U.S. Army Corps of Engineers, the Board for the Orleans Levee District, and its insurer, St. Paul Fire and Marine Insurance Company.  Over 1,450 hurricane-related cases, including the WGI Ohio cases, have been consolidated in the United States District Court for the Eastern District of Louisiana (“District Court”).  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees.  The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.  The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding.  The plaintiffs allege damages of $200 billion and demand attorneys’ fees and costs.  WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina.  WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the federal government and has pursued dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability.

On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment to dismiss the lawsuit on the basis that we performed the work adjacent to the Industrial Canal as a contractor for the federal government and are therefore immune from liability, which was appealed by a number of the plaintiffs on April 27, 2009 to the United States Fifth Circuit Court of Appeals (“Court of Appeals”).  On September 14, 2010, the Court of Appeals reversed the District Court’s summary judgment decision and WGI Ohio’s dismissal, and remanded the case back to the District Court for further litigation.  On August 1, 2011, the District Court held that the defense of government contractor immunity is not available to WGI Ohio at trial, but would be an issue for appeal.

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

Under the terms of the settlement, we received a complete release for all delays and liquidated damages incurred up to the settlement date.  As of July 1, 2011, we had received $28 million of settlement payments and we expect to receive the final settlement payment of $12 million upon the completion of the project.

We are currently completing the final start up and commissioning of the facility and addressing customer warranty claims related to the facility’s steam, fire protection, conveyor and backup electrical supply systems that were excluded from the August 23, 2010 settlement agreement.  Although we continue to pursue resolution, as a result of extended project delays, we are experiencing higher than expected warranty costs as a result of equipment suppliers disputing their warranty obligations.

During the three and six months ended July 1, 2011, in connection with the start up and commissioning activities and the warranty claims, we recognized losses of $10.8 million and $19.4 million, respectively.  As of July 1, 2011, the cumulative losses were approximately $107.1 million.

•
DOE Deactivation, Demolition, and Removal Project:  In December 2007, the DOE awarded WGI Ohio a cost-reimbursable task order to perform deactivation, demolition and removal of U.S. government nuclear research laboratory testing facilities at a site in New York State.  During 2010, the project experienced contamination and performance incidents.  In February 2011, WGI Ohio and the DOE executed a task order modification that changed the contractual terms from cost-reimbursable to at-risk.  Through July 1, 2011, WGI Ohio has recorded net charges related to this project of $11.5 million, including an $11.1 million charge during the fiscal year ended December 31, 2010, and charges of $2.2 million and $4.2 million in the quarter and six months ended July 1, 2011, respectively.

Due to unanticipated regulatory requirements and permitting delays by federal and state agencies, as well as other reasons, WGI Ohio may be required to perform work outside the scope of the February 2011 task order modification.  Additionally, a significant portion of the work on the project continues to be delayed.  Based on changes and delays to date, the project completion costs continue to increase beyond the previous estimate by at least $45 million; however, since the project continues to be delayed and the final project plan has not been approved, the final project completion costs are not currently estimable.  WGI Ohio believes that the expected project cost increases will be caused by additional work scope, delays and other factors beyond its control that will constitute changes for which it should be compensated.  Nonetheless, WGI Ohio can give no assurance that it will not be obligated to pay some or all of the expected project cost increases, which would negatively impact future results of operations.

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

Guarantee Obligations and Commitments

As of July 1, 2011, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $7.2 million as of July 1, 2011.

We have guaranteed several of our foreign credit facilities and bank guarantee lines.  The aggregate amount of these guarantees was $22.6 million as of July 1, 2011.

As of July 1, 2011, we had $34.9 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page H63; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010, which was previously filed with the Securities and Exchange Commission.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  We have more than 48,000 employees in a global network of offices and contract-specific job sites in more than 40 countries.  We provide our services through three reporting segments, which we refer to as our Infrastructure & Environment, Federal Services and Energy & Construction businesses.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended July 1, 2011

Consolidated revenues for the second quarter of 2011 were $2.4 billion, an increase of $110.9 million, or 4.9%, compared to the same period in 2010.  For the three months ended July 1, 2011, Scott Wilson Group plc (“Scott Wilson”), which we acquired in September 2010, generated $115.0 million in revenues, and Apptis Holdings, Inc. (“Apptis”), which we acquired in June 2011, generated $27.6 million in revenues.  By comparison, neither of the acquired companies contributed to our consolidated revenues during the second quarter of fiscal year 2010.  During the quarter, revenues increased from our work in the federal and industrial and commercial market sectors, while we experienced a decline in revenues from our work in the power and infrastructure market sectors.  Net income attributable to URS for the second quarter of 2011 was $66.8 million compared with $61.9 million during the second quarter of 2010, an increase of 7.9%.

Cash Flows

During the six months ended July 1, 2011, we generated $262.9 million in cash from operations.  Cash flows from operations increased by $142.8 million for the six months ended July 1, 2011 compared with the same period in 2010.  This increase was primarily due to the timing of payments from clients on accounts receivable, project performance payments and vendor and subcontractor payments.  The increase was partially offset by higher income tax payments and higher defined benefit plan contributions.

On June 1, 2011, we acquired Apptis for a purchase price of approximately $259 million, net of cash acquired.

In addition, we had cash outflows of $136.7 million related to repurchases of common stock for the six months ended July 1, 2011.  During the first six months of fiscal year 2011, we had a net borrowing of $50.0 million under our revolving line of credit.

Acquisition

On June 1, 2011, we completed the acquisition of Apptis.  The operating results of Apptis after the acquisition date are included in our condensed consolidated financial statements under the Federal Services business.  The operating results generated from this newly acquired business during this period were not material to our consolidated results for the three- and six-month periods ended July 1, 2011.

Book of Business

As of July 1, 2011 and December 31, 2010, our total book of business was $28.7 billion and $29.1 billion, respectively.  The decrease in our book of business in the first six months of fiscal year 2011 occurred primarily in our federal market sector.  This decrease was partially offset by an addition of $0.8 billion to our book of business resulting from our acquisition of Apptis.  Please see Book of Business on page 36 for more information.

Business Trends

Given the current economic uncertainty, it is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  In addition, on August 2, 2011, the federal government approved an increase in the federal debt ceiling, and, on August 5, 2011, U.S. sovereign debt was downgraded by Standard & Poor's.  However, at this time, we do not know whether the past inaction of the federal government, the U.S. sovereign debt downgrade, or the new or future legislation will delay collections or result in reduced future demand for the services we provide to government agencies.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 63.

Power

We expect revenues from our power market sector to increase during our 2011 fiscal year, compared to power revenues for our 2010 fiscal year, based on increased procurement activity and recent contract awards in a number of markets.  For example, as a result of regulatory mandates and consent decrees, we are seeing strong demand for our air quality control services, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  In addition, in July 2011, the U.S. Environmental Protection Agency issued new guidelines, known as the Cross-State Air Pollution Rule, which shortens the timeline previously established by the Clean Air Interstate Rule for utilities in 27 states to comply with more stringent emission control mandates.

We also anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants because gas-fired power plants produce fewer emissions than coal-fired facilities and natural gas prices are low by historical standards.

In the nuclear power market, we expect utilities and regulators will take a more cautious approach to the development of new nuclear power plants following the event at the Fukushima Daiichi power plant in Japan.  At the same time, we anticipate sustained demand for the types of services we provide to retrofit and upgrade existing nuclear power plants to increase the generating capacity and extend the service life of these facilities.  In addition, the Nuclear Regulatory Commission has issued recommendations for improving plant safety, which we expect will increase demand for the types of nuclear services we provide.

Infrastructure

We expect revenues from our infrastructure market sector to grow in our 2011 fiscal year.  In the U.S., as a result of increasing state tax revenues, 47 states now have approved budgets in place for fiscal 2012.  In addition, in May 2011, legislation was introduced in both the House of Representatives and the U.S. Senate to reauthorize the Safe, Accountable, Flexible, Efficient Transportation Equity Act:  A Legacy for Users.  While funding in the reauthorization bill will likely be at lower levels than the original legislation, we expect that the eventual passage of a multi-year federal funding program will provide state transportation agencies with greater confidence to move forward with larger, long-term infrastructure projects.

In addition, the acquisition of Scott Wilson has enhanced our infrastructure capabilities outside the U.S., which we anticipate will create new opportunities within the infrastructure market sector.  For example, in the United Kingdom (“U.K.”) where Scott Wilson has a major presence, the coalition government has adopted a five-year National Infrastructure Plan, which includes investments of more than $320 billion for infrastructure projects from 2011 through 2015.

Federal

We expect revenues from our federal market sector to increase during our 2011 fiscal year.  In May 2011, the House of Representatives approved a $649 billion Department of Defense (“DOD”) spending bill, which includes stable funding for many of the budget line items that support the types of work we perform.  This funding is consistent with the DOD’s practice of outsourcing the types of specialized engineering and technical services we provide.  As a result of our acquisition of Apptis, we also expect to benefit from growing demand among our federal clients for outsourced IT services.

We also anticipate sustained funding for the types of environmental and nuclear management services we provide to the Department of Energy (“DOE”) and U.K.’s Nuclear Decommissioning Authority (“NDA”).  The DOE’s fiscal 2012 budget request includes $6.1 billion for environmental management programs, a $132 million increase from the fiscal 2011 continuing resolution funding level and an increase of $124 million from fiscal 2010.  In the U.K., we also expect to continue to benefit from stable funding for the work we perform for the NDA.  Despite budget cuts for many agencies, the coalition government has provided $4.6 billion in annual funding for the NDA over the next four years.

Industrial and Commercial

We expect revenues from our industrial and commercial market sector to grow significantly during our 2011 fiscal year, as a result of increased procurement activity and potential contract awards, particularly in the oil and gas, manufacturing and mining markets.  Due to the past increase in oil prices, many of our clients in the oil & gas industry are moving forward with capital expenditure programs.  As a result, we are beginning to provide preliminary engineering and design services for new projects and projects that had previously been postponed.  We believe our ability to support the initial phases of these projects positions us well to capture larger assignments as they move into the engineering and construction phases.  In the manufacturing market, we continue to benefit from sustained demand for the facilities management services we provide as clients continue to outsource these services to increase cost savings and maximize efficiency.

In the mining market, rising commodity prices for base and precious metals, largely driven by demand from India and China, are creating new opportunities for our mining business, most notably in Australia.  In addition, we expect revenues will continue to grow from the environmental and engineering work we perform under our long-term Master Service Agreements (“MSAs”) with multinational clients.  The acquisition of Scott Wilson in September 2010 provides us with additional resources to support our MSA clients outside the U.S.

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

As of July 1, 2011 and December 31, 2010, our total book of business was $28.7 billion and $29.1 billion, respectively.  The decrease was due primarily to reductions in our federal market sector backlog, which was partially offset by an addition of $0.8 billion to our book of business resulting from our acquisition of Apptis.

The following tables summarize our book of business:

	Infrastructure		Energy
	&	Federal	&
(In billions)	Environment	Services	Construction	Total
As of July 1, 2011
Backlog	$3.4	$5.4	$7.3	$16.1
Option years	0.3	2.8	2.0	5.1
Indefinite delivery contracts	2.9	3.4	1.2	7.5
Total book of business	$6.6	$11.6	$10.5	$28.7

As of December 31, 2010
Backlog	$3.3	$6.0	$7.3	$16.6
Option years	0.4	2.3	2.1	4.8
Indefinite delivery contracts	3.4	3.2	1.1	7.7
Total book of business	$7.1	$11.5	$10.5	$29.1

Our backlog decreased from $16.6 billion as of December 31, 2010 to $16.1 billion as of July 1, 2011 mainly due to a decrease in our federal market sector backlog.

	July 1,	December 31,
(In billions)	2011	2010
Backlog by market sector:
Power	$1.3	$1.4
Infrastructure	3.0	2.6
Industrial and commercial	1.6	1.3
Federal	10.2	11.3
Total backlog	$16.1	$16.6

RESULTS OF OPERATIONS

The Three Months Ended July 1, 2011 Compared with the Three Months Ended July 2, 2010

Consolidated

	Three Months Ended
				Percentage
(In millions, except percentages and per share amounts)	July 1,	July 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Revenues	$2,360.3	$2,249.4	$110.9	4.9%
Cost of revenues	(2,228.3)	(2,121.7)	106.6	5.0%
General and administrative expenses	(19.0)	(13.3)	5.7	42.9%
Acquisition-related expenses	(1.0)	(4.1)	(3.1)	(75.6%)
Equity in income of unconsolidated joint ventures	38.6	24.3	14.3	58.8%
Operating income	150.6	134.6	16.0	11.9%
Interest expense	(5.1)	(5.1)	—	—
Income before income taxes	145.5	129.5	16.0	12.4%
Income tax expense	(54.9)	(50.3)	4.6	9.1%
Net income including noncontrolling interests	90.6	79.2	11.4	14.4%
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(23.8)	(17.3)	6.5	37.6%
Net income attributable to URS	$66.8	$61.9	$4.9	7.9%

Diluted earnings per share	$0.86	$0.76	$0.10	13.2%

The following table presents our consolidated revenues by market sector and reporting segment for the three months ended July 1, 2011 and July 2, 2010.

	Three Months Ended
				Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues
Power sector
Infrastructure & Environment	$48.4	$36.6	$11.8	32.2%
Federal Services	—	—	—	—
Energy & Construction	207.9	241.9	(34.0)	(14.1%)
Power Total	256.3	278.5	(22.2)	(8.0%)
Infrastructure sector
Infrastructure & Environment	396.1	333.7	62.4	18.7%
Federal Services	—	—	—	—
Energy & Construction	82.5	147.2	(64.7)	(44.0%)
Infrastructure Total	478.6	480.9	(2.3)	(0.5%)
Federal sector
Infrastructure & Environment	150.2	160.0	(9.8)	(6.1%)
Federal Services	668.4	651.8	16.6	2.5%
Energy & Construction	341.3	296.1	45.2	15.3%
Federal Total	1,159.9	1,107.9	52.0	4.7%
Industrial and Commercial sector
Infrastructure & Environment	316.9	212.4	104.5	49.2%
Federal Services	—	—	—	—
Energy & Construction	148.6	169.7	(21.1)	(12.4%)
Industrial and Commercial Total	465.5	382.1	83.4	21.8%
Total revenues, net of eliminations	$2,360.3	$2,249.4	$110.9	4.9%

Reporting Segments

Infrastructure
(In millions, except percentages)	&	Federal	Energy &
Environment (1)		Services (2)	Construction	Eliminations	Corporate	Total

Three months ended July 1, 2011
Revenues	$929.5	$668.6	$810.5	$(48.3)	$—	$2,360.3
Cost of revenues	(876.2)	(623.5)	(776.9)	48.3	—	(2,228.3)
General and administrative expenses	—	—	—	—	(19.0)	(19.0)
Acquisition-related expenses	(0.1)	(0.9)	—	—	—	(1.0)
Equity in income of unconsolidated joint ventures	1.1	1.6	35.9	—	—	38.6
Operating income (loss)	$54.3	$45.8	$69.5	$—	$(19.0)	$150.6

Three months ended July 2, 2010
Revenues	$751.1	$652.0	$859.7	$(13.4)	$—	$2,249.4
Cost of revenues	(693.2)	(615.8)	(826.1)	13.4	—	(2,121.7)
General and administrative expenses	—	—	—	—	(13.3)	(13.3)
Acquisition-related expenses	(4.1)	—	—	—	—	(4.1)
Equity in income of unconsolidated joint ventures	0.8	1.4	22.1	—	—	24.3
Operating income (loss)	$54.6	$37.6	$55.7	$—	$(13.3)	$134.6

Increase (decrease) for the three months ended July 1, 2011 and July 2, 2010
Revenues	$178.4	$16.6	$(49.2)	$34.9	$—	$110.9
Cost of revenues	183.0	7.7	(49.2)	34.9	—	106.6
General and administrative expenses	—	—	—	—	5.7	5.7
Acquisition-related expenses	(4.0)	0.9	—	—	—	(3.1)
Equity in income of unconsolidated joint ventures	0.3	0.2	13.8	—	—	14.3
Operating income (loss)	$(0.3)	$8.2	$13.8	$—	$5.7	$16.0

Percentage increase (decrease) for the three months ended July 1, 2011 and July 2, 2010
Revenues	23.8%	2.5%	(5.7%)	260.4%	—	4.9%
Cost of revenues	26.4%	1.3%	(6.0%)	260.4%	—	5.0%
General and administrative expenses	—	—	—	—	42.9%	42.9%
Acquisition-related expenses	(97.6%)	N/M	—	—	—	(75.6%)
Equity in income of unconsolidated joint ventures	37.5%	14.3%	62.4%	—	—	58.8%
Operating income (loss)	(0.5%)	21.8%	24.8%	—	42.9%	11.9%

N/M = Not meaningful

(1)	The operating results of Scott Wilson were included in the three months ended July 1, 2011, but not in the three months ended July 2, 2010, as we completed the acquisition in September 2010.

(2)	The operating results of Apptis were included in the three months ended July 1, 2011, but not in the three months ended July 2, 2010, as we completed the acquisition in June 2011.

The Six Months Ended July 1, 2011 Compared with the Six Months Ended July 2, 2010

Consolidated

	Six Months Ended
				Percentage
(In millions, except percentages and per share amounts)	July 1,	July 2,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Revenues	$4,680.1	$4,456.9	$223.2	5.0%
Cost of revenues	(4,431.1)	(4,208.5)	222.6	5.3%
General and administrative expenses	(41.4)	(33.4)	8.0	24.0%
Acquisition-related expenses	(1.0)	(4.1)	(3.1)	(75.6%)
Equity in income (loss) of unconsolidated joint ventures	76.0	48.9	27.1	55.4%
Operating income	282.6	259.8	22.8	8.8%
Interest expense	(10.2)	(14.4)	(4.2)	(29.2%)
Income before income taxes	272.4	245.4	27.0	11.0%
Income tax expense	(98.9)	(52.5)	46.4	88.4%
Net income including noncontrolling interests	173.5	192.9	(19.4)	(10.1%)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(44.6)	(35.4)	9.2	26.0%
Net income attributable to URS	$128.9	$157.5	$(28.6)	(18.2%)

Diluted earnings per share	$1.65	$1.93	$(0.28)	(14.5%)

The following table presents our consolidated revenues by market sector and reporting segment for the six months ended July 1, 2011 and July 2, 2010.

	Six Months Ended
				Percentage
	July 1,	July 2,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues
Power sector
Infrastructure & Environment	$101.2	$68.3	$32.9	48.2%
Federal Services	—	—	—	—
Energy & Construction	455.4	500.3	(44.9)	(9.0%)
Power Total	556.6	568.6	(12.0)	(2.1%)
Infrastructure sector
Infrastructure & Environment	790.2	690.9	99.3	14.4%
Federal Services	—	—	—	—
Energy & Construction	188.5	261.2	(72.7)	(27.8%)
Infrastructure Total	978.7	952.1	26.6	2.8%
Federal sector
Infrastructure & Environment	310.3	335.0	(24.7)	(7.4%)
Federal Services	1,249.3	1,288.5	(39.2)	(3.0%)
Energy & Construction	664.8	556.9	107.9	19.4%
Federal Total	2,224.4	2,180.4	44.0	2.0%
Industrial and Commercial sector
Infrastructure & Environment	607.5	415.3	192.2	46.3%
Federal Services	—	—	—	—
Energy & Construction	312.9	340.5	(27.6)	(8.1%)
Industrial and Commercial Total	920.4	755.8	164.6	21.8%
Total revenues, net of eliminations	$4,680.1	$4,456.9	$223.2	5.0%

Reporting Segments

Infrastructure
(In millions, except percentages)	&	Federal	Energy &
Environment (1)		Services (2)	Construction	Eliminations	Corporate	Total

Six months ended July 1, 2011
Revenues	$1,839.4	$1,249.8	$1,676.8	$(85.9)	$—	$4,680.1
Cost of revenues	(1,731.5)	(1,170.4)	(1,615.1)	85.9	—	(4,431.1)
General and administrative expenses	—	—	—	—	(41.4)	(41.4)
Acquisition-related expenses	(0.1)	(0.9)	—	—	—	(1.0)
Equity in income of unconsolidated joint ventures	2.1	3.1	70.8	—	—	76.0
Operating income (loss)	$109.9	$81.6	$132.5	$—	$(41.4)	$282.6

Six months ended July 2, 2010
Revenues	$1,526.2	$1,289.6	$1,667.7	$(26.6)	$—	$4,456.9
Cost of revenues	(1,417.8)	(1,219.1)	(1,598.2)	26.6	—	(4,208.5)
General and administrative expenses	—	—	—	—	(33.4)	(33.4)
Acquisition-related expenses	(4.1)	—	—	—	—	(4.1)
Equity in income of unconsolidated joint ventures	1.6	2.9	44.4	—	—	48.9
Operating income (loss)	$105.9	$73.4	$113.9	$—	$(33.4)	$259.8

Increase (decrease) for the six months ended July 1, 2011 and July 2, 2010
Revenues	$313.2	$(39.8)	$9.1	$59.3	$—	$223.2
Cost of revenues	313.7	(48.7)	16.9	59.3	—	222.6
General and administrative expenses	—	—	—	—	8.0	8.0
Acquisition-related expenses	(4.0)	0.9	—	—	—	(3.1)
Equity in income of unconsolidated joint ventures	0.5	0.2	26.4	—	—	27.1
Operating income (loss)	$4.0	$8.2	$18.6	$—	$8.0	$22.8

Percentage increase (decrease) for the six months ended July 1, 2011 and July 2, 2010
Revenues	20.5%	(3.1%)	0.5%	222.9%	—	5.0%
Cost of revenues	22.1%	(4.0%)	1.1%	222.9%	—	5.3%
General and administrative expenses	—	—	—	—	24.0%	24.0%
Acquisition-related expenses	(97.6%)	N/M	—	—	—	(75.6%)
Equity in income of unconsolidated joint ventures	31.3%	6.9%	59.5%	—	—	55.4%
Operating income (loss)	3.8%	11.2%	16.3%	—	24.0%	8.8%

N/M = Not meaningful

(1)	The operating results of Scott Wilson were included in the six months ended July 1, 2011, but not in the six months ended July 2, 2010, as we completed the acquisition in September 2010.

(2)	The operating results of Apptis were included in the six months ended July 1, 2011, but not in the six months ended July 2, 2010, as we completed the acquisition in June 2011.

Revenues

Our consolidated revenues for the three months ended July 1, 2011 were $2.4 billion, an increase of $110.9 million, or 4.9%, compared with the three months ended July 2, 2010.  Revenues from our Infrastructure & Environment business for the three months ended July 1, 2011 were $929.5 million, an increase of $178.4 million, or 23.8%, compared with the three months ended July 2, 2010.  Scott Wilson, which we acquired in September 2010, generated $115.0 million for the Infrastructure & Environment business for the three months ended July 1, 2011.  Revenues from our Federal Services business for the three months ended July 1, 2011 were $668.6 million, an increase of $16.6 million, or 2.5%, compared with the three months ended July 2, 2010.  Apptis, which we acquired in June 2011, generated $27.6 million for the Federal Services business for the three months ended July 1, 2011.  Revenues from our Energy & Construction business for the three months ended July 1, 2011 were $810.5 million, a decrease of $49.2 million, or 5.7%, compared with the three months ended July 2, 2010.

Our consolidated revenues for the six months ended July 1, 2011 were $4.7 billion, an increase of $223.2 million, or 5.0%, compared with the six months ended July 2, 2010.  Revenues from our Infrastructure & Environment business for the six months ended July 1, 2011 were $1.8 billion, an increase of $313.2 million, or 20.5%, compared with the six months ended July 2, 2010.  Scott Wilson generated $225.6 million for the Infrastructure & Environment business for the six months ended July 1, 2011.  Revenues from our Federal Services business for the six months ended July 1, 2011 were $1.2 billion, a decrease of $39.8 million, or 3.1%, compared with the six months ended July 2, 2010.  Apptis generated $27.6 million for the Federal Services business for the six months ended July 1, 2011.  Revenues from our Energy & Construction business for the six months ended July 1, 2011 were $1.7 billion, an increase of $9.1 million, or 0.5%, compared with the six months ended July 2, 2010.

The revenues reported above are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues in each market sector is discussed below.

Power

Consolidated revenues from our power market sector for the three months ended July 1, 2011 were $256.3 million, a decrease of $22.2 million, or 8.0%, compared with the three months ended July 2, 2010.  The decline in revenues in the power sector reflects the completion of major emissions control projects that experienced high levels of activity and generated significant revenues in the comparable period in fiscal 2010.  These projects involved the retrofit of coal-fired power plants with clean air technology to meet the Clean Air Interstate Rule’s 2010 deadline for more stringent emissions reductions.  Recently awarded emissions control projects are in early design stages, which are typically characterized by lower levels of activity and generate lower revenues.  During the quarter, revenues also declined from the nuclear technology services we provide for the replacement of major components at existing nuclear power plants due to the completion of several projects that experienced high levels of activity in the comparable period in fiscal 2010.  These declines were partially offset by increased revenues from the services we are providing for the development of new commercial nuclear power plants.  We also benefited from strong demand for the engineering, procurement and construction services we provide for the development of natural-gas power plants, as well as program management services for the upgrade of transmission and distribution.  In addition, revenues increased from the compliance, permitting and remediation services we provide to utilities to meet regulatory requirements and mitigate the environmental impact of their operations.

Consolidated revenues from our power market sector for the six months ended July 1, 2011 were $556.6 million, a decrease of $12.0 million, or 2.1%, compared with the six months ended July 2, 2010.  Revenues in the power sector declined due to the completion of several major emissions control projects that experienced high levels of activity and generated significant revenues in the comparable period in fiscal 2010.  Recently awarded emissions control projects are in early design stages, which are typically characterized by lower levels of activity and generate lower revenues.  We also experienced a decline in revenues from projects involving the replacement of major components at existing nuclear power plants due to the completion of several projects that experienced high levels of activity in the comparable period in fiscal 2010.  The impact of these factors was partially offset by an increase in demand for the services we provide for the development of new gas-fired and nuclear power plants, as well as for the upgrade of transmission and distribution systems.  Revenues also increased from the compliance, permitting and remediation services we provide to utilities to meet regulatory requirements and mitigate the environmental impact of their operations.

The Infrastructure & Environment business’ revenues from our power market sector for the three months ended July 1, 2011 were $48.4 million, an increase of $11.8 million, or 32.2%, compared with the three months ended July 2, 2010.  Scott Wilson generated $7.8 million in power market sector revenues during the three months ended July 1, 2011.  Revenues also increased as a result of increased demand for the engineering, compliance, permitting and decommissioning services we provide to utilities.

The Infrastructure & Environment business’ revenues from our power market sector for the six months ended July 1, 2011 were $101.2 million, an increase of $32.9 million, or 48.2%, compared with the six months ended July 2, 2010.  Scott Wilson generated $13.1 million in power market sector revenues during the six months ended July 1, 2011.  Revenues also increased as a result of increased demand for the engineering, compliance, permitting and decommissioning services we provide to utilities.

The Energy & Construction business’ revenues from our power market sector for the three months ended July 1, 2011 were $207.9 million, a decrease of $34.0 million, or 14.1%, compared with the three months ended July 2, 2010.  The decline in revenues was primarily due to the completion of new fossil power generation projects, which accounted for a decrease of $42.6 million; a decrease in major component replacement projects performed at nuclear power plants, which accounted for a decrease of $21.4 million; and a $17.2 million decrease resulting from the completion of projects involving the retrofit of coal-fired power plants with clean air technologies.  These decreases were partially offset by revenue increases of $38.2 million from new projects and $13.5 million from increased activity on a nuclear power generation project.

The Energy & Construction business’ revenues from our power market sector for the six months ended July 1, 2011 were $455.4 million, a decrease of $44.9 million, or 9.0%, compared with the six months ended July 2, 2010.  The decline in revenues was primarily due to the completion of new fossil power generation projects, which accounted for a decrease of $96.6 million; a decrease in major component replacement projects performed at nuclear power plants, which accounted for a decrease of $29.0 million; and a $45.8 million decrease due to the completion of projects involving the retrofit of coal-fired power plants with clean air technologies.  These decreases were partially offset by revenue increases of $70.5 million from new projects and increases due to higher activity at a nuclear power generation project and a new gas power generation project of $28.9 million and $22.0 million, respectively.

Infrastructure

Consolidated revenues from our infrastructure market sector for the three months ended July 1, 2011 were $478.6 million, a decrease of $2.3 million, or 0.5%, compared with the three months ended July 2, 2010.  The decline in infrastructure revenues was primarily due to the winding down of a levee construction project in Louisiana, which is nearing completion, as well as decreased activity on a light rail and dam construction project.  This decrease was offset in part by the growth of our infrastructure business outside of North America as a result of the acquisition of Scott Wilson, which generated $71.9 million in revenues from the infrastructure market sector.  We benefitted from strong demand for the services we provide to expand and modernize surface transportation, rail transportation, ports and harbors, and water and wastewater infrastructure.

Consolidated revenues from our infrastructure market sector for the six months ended July 1, 2011 were $978.7 million, an increase of $26.6 million, or 2.8%, compared with the six months ended July 2, 2010.  The increase in revenues was primarily due to the growth of our infrastructure business outside of North America as a result of the acquisition of Scott Wilson, which generated $143.3 million in revenues from the infrastructure market sector.  We benefited from strong demand for the services we provide to expand and modernize surface transportation, rail transportation, ports and harbors, and water and wastewater infrastructure.  These increases were partially offset by the winding down of a levee construction project in Louisiana, which is nearing completion, as well as decreased activity on a light rail project and a dam construction project.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the three months ended July 1, 2011 were $396.1 million, an increase of $62.4 million, or 18.7%, compared with the three months ended July 2, 2010.  The increase in revenues was primarily due to revenues of $71.9 million generated by Scott Wilson.  During the quarter, we benefitted from strong demand for the services we provide to expand and modernize surface transportation, rail transportation, ports and harbors, and water and wastewater infrastructure.  By contrast, revenues declined from projects to expand and modernize air transportation infrastructure and health care and educational facilities.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the six months ended July 1, 2011 were $790.2 million, an increase of $99.3 million, or 14.4%, compared with the six months ended July 2, 2010.  The increase in revenues was primarily due to revenues of $143.3 million generated by Scott Wilson.  For the six months ended July 1, 2011, we benefitted from strong demand for the engineering and construction services we provide to expand and modernize surface transportation, rail transportation, ports and harbors, and water and wastewater infrastructure.  By contrast, revenues declined from projects involving improvements to air transportation infrastructure and health care and educational facilities.

The Energy & Construction business’ revenues from our infrastructure market sector for the three months ended July 1, 2011 were $82.5 million, a decrease of $64.7 million, or 44.0%, compared with the three months ended July 2, 2010.  The decline in revenues was primarily due to a $38.2 million decrease on a levee construction project, which is nearing completion, as well as the completion of other projects, which accounted for a decrease of $7.3 million.  We also experienced decreased activity at a project to operate and maintain a light rail system and an ongoing dam construction project in Illinois, which decreased revenues by $7.5 million and $4.5 million, respectively.

The Energy & Construction business’ revenues from our infrastructure market sector for the six months ended July 1, 2011 were $188.5 million, a decrease of $72.7 million, or 27.8%, compared with the six months ended July 2, 2010.  The decline in revenues was primarily due to a $52.3 million decrease on a levee construction project, which is nearing completion, as well as the completion of other projects, which accounted for a decrease of $19.3 million.  We also experienced lower activity at an ongoing dam construction project, which decreased revenues by $8.0 million; a decrease of $5.7 million related to market sector reclassifications from infrastructure to federal and decreases in various other projects.  These decreases were partially offset by an increase of $21.1 million due to a settlement agreement reached on a light rail construction project.

Federal

Consolidated revenues from our federal market sector for the three months ended July 1, 2011 were $1.2 billion, an increase of $52.0 million, or 4.7%, compared with the three months ended July 2, 2010.  Apptis generated $27.6 million for the Federal Services business for the three months ended July 1, 2011.  The increase also reflects stable demand for the engineering, construction and technical services we provide to clients in the federal market sector.  Revenues increased from the environmental and nuclear management services we provide to the DOE involving the storage, treatment and disposal of radioactive waste.  We also benefited from strong demand for our work managing chemical weapons demilitarization programs, as well as the global threat reduction services we provide to secure, dismantle and eliminate weapons of mass destruction.  By contrast, revenues declined from services we provide to the DOD to modernize aging weapons systems, develop new systems, and maintain and repair military vehicles and aircraft.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts.  During the quarter, revenues also decreased from projects to provide engineering and construction services for the development of military infrastructure, compared to the same period in fiscal 2010.

Consolidated revenues from our federal market sector for the six months ended July 1, 2011 were $2.2 billion, an increase of $44.0 million, or 2.0%, compared with the six months ended July 2, 2010.  Apptis generated $27.6 million for the Federal Services business for the six months ended July 1, 2011.  For the six months ended July 1, 2011, we also continued to benefit from strong demand for the environmental and nuclear management services we provide to the DOE involving the storage, treatment and disposal of radioactive waste.  Revenues also increased from our work managing chemical demilitarization programs, and from the global threat reduction services we provide to secure, dismantle and eliminate weapons of mass destruction.  By contrast, revenues declined from the services we provide to the DOD to modernize aging weapons systems, develop new systems, and maintain and repair military vehicles and aircraft, primarily as a result of delays in the awards of new contracts and task orders under existing contracts.  The decrease in these activities was largely the result of delays in the award of new contracts and task orders under existing contracts.  Revenues also decreased from projects to provide engineering and construction services for the development of military infrastructure, compared to the same period in fiscal 2010.

The Infrastructure & Environment business’ revenues from our federal market sector for the three months ended July 1, 2011 were $150.2 million, a decrease of $9.8 million, or 6.1%, compared with the three months ended July 2, 2010.  The decline in revenues was primarily due to the completion of large task orders under existing DOD contracts for the design and construction of military infrastructure at installations in the U.S. and overseas, which experienced high levels of activity and generated higher revenues during the comparable period in 2010.  While these task orders have been replaced by similar design-build projects, the newly awarded projects are in early design stages, which are typically characterized by lower levels of activity and generate lower revenues.  Revenues also decreased from contracts with the Federal Emergency Management Agency (“FEMA”), which typically involve hazard mitigation, disaster response and other engineering services.  By contrast, we continued to benefit from strong demand for the engineering, construction and environmental services we provide to other U.S. federal government agencies, including the General Services Administration, the Department of State, the Department of the Interior and the U.S. Postal Service.

The Infrastructure & Environment business’ revenues from our federal market sector for the six months ended July 1, 2011 were $310.3 million, a decrease of $24.7 million, or 7.4%, compared with the six months ended July 2, 2010.  The decline in revenues was primarily due to the completion of large engineering and construction task orders under existing DOD contracts for the design and construction of military infrastructure at installations in the U.S. and overseas, which experienced high levels of activity and generated higher revenues during the comparable period in 2010.  While these task orders have been replaced by similar design-build projects, the newly awarded projects are in early design stages, which are typically characterized by lower levels of activity and generate lower revenues.  Revenues also decreased from contracts with FEMA, which typically involve hazard mitigation, disaster response and other engineering services.  By contrast, revenues increased from the engineering, construction and environmental services we provide to other U.S. federal government agencies, including the General Services Administration, the Department of State, the Department of the Interior and the U.S. Postal Service.

The Federal Services business’ revenues from our federal market sector for the three months ended July 1, 2011 were $668.4 million, an increase of $16.6 million, or 2.5%, compared with the three months ended July 2, 2010.  The increase in revenues during the three months ended July 1, 2011 was due to the growth of our federal IT business as a result of the acquisition of Apptis, which generated $27.6 million for the Federal Services business for the quarter.  We also benefited from strong demand for our work managing chemical weapons demilitarization programs, as well as for the global threat reduction services we provide to secure, dismantle and eliminate weapons of mass destruction in countries worldwide.  By contrast, revenues declined from the services we provide to the DOD to modernize aging weapons systems, develop new systems, and maintain and repair military aircraft, ground vehicles and other equipment.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts.

The Federal Services business’ revenues from our federal market sector for the six months ended July 1, 2011 were $1.2 billion, a decrease of $39.2 million, or 3.0%, compared with the six months ended July 2, 2010.  Revenues declined from the services we provide to maintain and repair aircraft, ground vehicles and other military equipment.  We also experienced a decline in revenues from the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  The decline in revenues from these activities was largely due to delays in the award of new contracts and task orders under existing contracts.  Apptis generated $27.6 million for the Federal Services business for the six months ended July 1, 2011.  In addition, we continued to benefit from strong demand for our work managing chemical weapons demilitarization programs, as well as for the global threat reduction services we provide to secure, dismantle and eliminate weapons of mass destruction in countries worldwide.  Revenues also increased from the operations and installations management support we provide at space flight centers.

The Energy & Construction business’ revenues from our federal market sector for the three months ended July 1, 2011 were $341.3 million, an increase of $45.2 million, or 15.3%, compared with the three months ended July 2, 2010.  The increase was primarily driven by higher revenue on a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which accounted for an increase of $22.1 million.  Revenues also increased by $10.2 million, $9.0 million and $8.7 million, respectively, due to increased activity on a DOE deactivation, demolition and removal project, a federal energy technology laboratory project and a DOE nuclear waste treatment and processing project.

The Energy & Construction business’ revenues from our federal market sector for the six months ended July 1, 2011 were $664.8 million, an increase of $107.9 million, or 19.4%, compared with the six months ended July 2, 2010.  The increase was primarily driven by higher revenue on a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which accounted for an increase of $71.4 million.  Revenues also increased by $15.2 million, $12.2 million and $7.9 million, respectively, due to increased activity on a DOE deactivation, demolition and removal project, a federal energy technology laboratory project and a DOE nuclear waste treatment and processing project.  Additionally, market sector reclassifications from infrastructure to federal increased revenues by $5.7 million.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the three months ended July 1, 2011 were $465.5 million, an increase of $83.4 million, or 21.8%, compared with the three months ended July 2, 2010.  Scott Wilson generated $35.3 million in revenues from the industrial and commercial market sector during the three months ended July 1, 2011.  During the quarter, revenues also increased from the engineering and environmental services we provide under MSAs to multinational corporations, particularly among clients in the oil and gas industry.  We also benefited from sustained demand for the facilities management services we provide to our clients in the manufacturing industry as they continued to outsource these services to help save cost and maximize the efficiency of their operations.  Revenues also increased from the engineering, environmental and construction services we provide to clients in the mining industry.  By contrast, we experienced a decline in revenues from the completion of several large-scale contracts that have not been replaced by comparable projects.

Consolidated revenues from our industrial and commercial market sector for the six months ended July 1, 2011 were $920.4 million, an increase of $164.6 million, or 21.8%, compared with the six months ended July 2, 2010.  Scott Wilson generated $69.2 million in revenues from the industrial and commercial market sector during the six months ended July 1, 2011.  We also continued to benefit from the strong demand for the engineering and environmental services we provide under MSAs to multinational corporations, particularly among clients in the oil and gas industry.  In the manufacturing industry, we also benefited from sustained demand for the facilities management services we provide as our clients continued to outsource these services.  Revenues also increased from the engineering, environmental and construction services we provide to clients in the mining industry.  By contrast, we experienced a decline in revenues from the completion of several large-scale contracts that have not been replaced by comparable projects.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the three months ended July 1, 2011 were $316.9 million, an increase of $104.5 million, or 49.2%, compared with the three months ended July 2, 2010.  Scott Wilson generated $35.3 million in revenues from the industrial and commercial market sector during the three months ended July 1, 2011.  During the quarter, revenues increased from the engineering, environmental and construction services we provide to mining clients.  As a result of higher commodity prices for metals and mineral resources, many of our mining clients are expanding their operations to meet growing demand.  We also benefited from increased demand for the environmental and engineering work we provide under MSAs with multinational corporations, particularly among clients in the oil and gas industries.  The past increase in oil prices is causing many of these clients to increase capital spending and move forward with projects that had previously been deferred.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the six months ended July 1, 2011 were $607.5 million, an increase of $192.2 million, or 46.3%, compared with the six months ended July 2, 2010.  Scott Wilson generated $69.2 million in revenues from the industrial and commercial market sector during the six months ended July 1, 2011.  We benefitted from strong demand for the engineering, environmental and construction services we provide to mining clients.  As a result of higher commodity prices for metals and mineral resources, many of our mining clients are expanding their operations to meet growing demand.  Revenues also increased from the environmental and engineering work we provide under MSAs with multinational corporations, particularly among clients in the oil and gas industries, as a result of the past increase in oil prices, which is causing many of these clients to increase capital spending.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the three months ended July 1, 2011 were $148.6 million, a decrease of $21.1 million, or 12.4%, compared with the three months ended July 2, 2010.  The decrease was primarily due to the completion and wind down of oil and gas and mining projects, which accounted for $25.3 million of the decrease.  These decreases were partially offset by increases in our facilities maintenance services.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the six months ended July 1, 2011 were $312.9 million, a decrease of $27.6 million, or 8.1%, compared with the six months ended July 2, 2010.  The decrease was primarily due to the completion and wind down of oil and gas and mining projects, which accounted for $38.9 million of the decrease.  These decreases were partially offset by increases of $7.1 million from continuing projects to provide facilities maintenance services.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 5.0% for the three months ended July 1, 2011 compared with the three months ended July 2, 2010.  Our consolidated cost of revenues increased by 5.3% for the six months ended July 1, 2011 compared with the six months ended July 2, 2010.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.  Consolidated cost of revenues as a percent of revenues increased from 94.3% for the three months ended July 2, 2010 to 94.4% for the three months ended July 1, 2011.  Consolidated cost of revenues as a percent of revenues increased from 94.4% for the six months ended July 2, 2010 to 94.7% for the six months ended July 1, 2011.  See “Operating Income” for further discussion.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for both the three and six months ended July 1, 2011 were $1.0 million, which include legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.  Our acquisition-related expenses for both the three and six months ended July 1, 2011 were primarily related to our acquisition of Apptis, which was completed on June 1, 2011.  Our consolidated acquisition-related expenses for both the three and six months ended July 2, 2010 were $4.1 million, which related to our acquisition of Scott Wilson in 2010.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended July 1, 2011 increased by 42.9% compared with the three months ended July 2, 2010.  Consolidated G&A expenses as a percent of revenues was 0.8% for the three months ended July 1, 2011, compared to 0.6% for the three months ended July 2, 2010.  The increase was primarily due to the reversal, in the second quarter of fiscal year 2010, of a payroll tax accrual related to a prior acquisition and net foreign currency gains recorded in the prior year.  In addition, there was an increase in audit fees resulting from the addition of Scott Wilson, an increase in legal fees, an increase in IT consulting services and an increase in tax consulting fees.

Our consolidated G&A expenses for the six months ended July 1, 2011 increased by 24.0% compared with the six months ended July 2, 2010.  Consolidated G&A expenses as a percent of revenues was 0.9% for the six months ended July 1, 2011 compared to 0.7% for the six months ended July 2, 2010.  The increase in G&A expenses was primarily due to an increase in expenses for employee bonuses and benefits, and the reversal, in the second quarter of fiscal year 2010, of a payroll tax accrual related to a prior acquisition.  In addition, there was an increase in audit fees resulting from the addition of Scott Wilson, an increase in legal fees, an increase in IT consulting services and an increase in tax consulting fees.  These increases were partially offset by net foreign currency gains recorded in the first six months of fiscal 2011.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended July 1, 2011 increased by $14.3 million or 58.8% compared with the three months ended July 2, 2010.  Our consolidated equity in income of unconsolidated joint ventures for the six months ended July 1, 2011 increased by $27.1 million or 55.4% compared with the six months ended July 2, 2010.  The variances for the three-month and six-month period comparisons were attributable primarily to the Energy & Construction business’ unconsolidated joint ventures as discussed below.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the three months ended July 1, 2011 increased by $13.8 million or 62.4% compared with the three months ended July 2, 2010.  The increase was due primarily to:

•	a $9.5 million increase resulting from a claim settlement on a Southern California highway project; and

•	an $8.9 million increase resulting from higher earnings on our nuclear maintenance, operations and clean-up projects in the U.K.

These increases were partially offset by:

•	a $7.2 million decrease from a DOE nuclear clean-up project, in which we recognized a favorable change order settlement in the comparable period in fiscal 2010.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the six months ended July 1, 2011 increased by $26.4 million or 59.5% compared with the six months ended July 2, 2010.  The increase was due primarily to:

•	a $19.4 million increase resulting from higher earnings on our nuclear maintenance, operations and clean-up projects in the U.K.; and

•	a $9.5 million increase resulting from a settlement claim on a Southern California highway project.

Operating Income

Our consolidated operating income for the three months ended July 1, 2011 increased by $16.0 million or 11.9% compared with the three months ended July 2, 2010.  As a percentage of revenues, operating income was 6.4% for the three months ended July 1, 2011 compared to 6.0% for the three months ended July 2, 2010.

Our consolidated operating income for the six months ended July 1, 2011 increased by $22.8 million or 8.8% compared with the six months ended July 2, 2010.  As a percentage of revenues, operating income was 6.0% for the six months ended July 1, 2011 compared to 5.8% for the six months ended July 2, 2010.

The increase in operating income was due to various factors, including increases in revenues and equity in income of unconsolidated joint ventures described above.  See the detailed discussion in operating income by segment below.

The Infrastructure & Environment business’ operating income for the three months ended July 1, 2011 decreased by $0.3 million or 0.5% compared with the three months ended July 2, 2010.  The decrease in operating income was caused by increases in the use of subcontractors and purchase of project-related material that provide lower profit margins than activities performed directly by our employees.  In addition, slow economic activity and systems integration-related costs in the U.K., led to an increase in overhead costs as a percentage of revenues (excluding acquisition-related expenses) from 32.5% to 34.2% for the three months ended July 2, 2010 and July 1, 2011, respectively.  These decreases were partially offset by a reduction in acquisition expenses of $4.1 million that we incurred during the corresponding period last year related to our acquisition of Scott Wilson.  Operating income as a percentage of revenues was 5.8% for the three months ended July 1, 2011 compared to 7.3% for the three months ended July 2, 2010.

The Infrastructure & Environment business’ operating income for the six months ended July 1, 2011 increased by $4.0 million or 3.8% compared with the six months ended July 2, 2010.  The increase in operating income was caused primarily by the increase in revenues previously described.  In addition, there was a reduction in acquisition expenses of $4.1 million that we incurred during the corresponding period last year related to our acquisition of Scott Wilson.  These increases were partially offset by slow economic activity and systems integration-related costs in the U.K. which led to an increase in overhead costs as a percentage of revenues (excluding acquisition-related expenses) from 32.7% to 33.8% for the six months ended July 2, 2010 and July 1, 2011, respectively.  Operating income as a percentage of revenues was 6.0% for the six months ended July 1, 2011 compared to 6.9% for the six months ended July 2, 2010.

The Federal Service business’ operating income for the three months ended July 1, 2011 increased by $8.2 million or 21.8% compared with the three months ended July 2, 2010.  The increase in operating income was caused primarily by a $21.5 million performance-based incentive fee earned on a contract.  The increase was partially offset by delayed contract awards and lower revenues from military support activities in the Middle East.  Operating income as a percentage of revenues was 6.9% for the three months ended July 1, 2011 compared to 5.8% for the three months ended July 2, 2010.

The Federal Service business’ operating income for the six months ended July 1, 2011 increased by $8.2 million or 11.2% compared with the six months ended July 2, 2010.  Although revenues declined during the six months ended July 1, 2011 compared with the corresponding period in the prior year, operating income increased.  The increase was caused primarily by a $21.5 million performance-based incentive fee earned on a contract.  The increase was partially offset by delayed contract awards and lower revenues from military support activities in the Middle East.  Operating income as a percentage of revenues was 6.5% for the six months ended July 1, 2011 compared to 5.7% for the six months ended July 2, 2010.

The Energy & Construction business’ operating income for the three months ended July 1, 2011 increased by $13.8 million or 24.8% compared with the three months ended July 2, 2010.  As a percentage of revenues, operating income was 8.6% for the three months ended July 1, 2011 compared to 6.5% for the three months ended July 2, 2010.  The increase in operating income was primarily due to:

•	an $11.1 million increase resulting from favorable contract negotiations on a levee construction project;

•	a $9.5 million increase resulting from a claim settlement on a Southern California highway project; and

•	an $8.9 million increase resulting from higher earnings on our nuclear maintenance, operations and clean-up projects in the U.K.

These increases were partially offset by:

•	a $7.2 million decrease from a DOE nuclear clean-up project, at which we recognized a favorable change order settlement in the comparable period in fiscal year 2010;

•	a $5.7 million decrease due to a higher loss recorded in the current year compared to the prior year on a common sulfur project; and

•	a $2.2 million charge recorded in the current quarter on a DOE deactivation, demolition and removal project.

The Energy & Construction business’ operating income for the six months ended July 1, 2011 increased $18.6 million or 16.3% compared with the six months ended July 2, 2010.  As a percentage of revenues, operating income was 7.9% for the six months ended July 1, 2011 compared to 6.8% for the six months ended July 2, 2010.  The increase in operating income was primarily due to:

•	a $19.7 million increase resulting from cost savings on an air quality control services project;

•	a $19.4 million increase resulting from higher earnings on two nuclear maintenance, operations and clean-up projects in the U.K.;

•	a $10.0 million net increase resulting from favorable contract negotiations on a levee construction project; and

•	a $9.5 million increase resulting from a claim settlement on a Southern California highway project.

These increases were partially offset by:

•	an $11.8 million decrease due to a higher loss recorded in the current year compared to the prior year on a common sulfur project;

•	a $10.0 million decrease due to a one-time schedule incentive recognized in the six months ended July 2, 2010 on a clean air project;

•	a $9.2 million decrease due to a decrease in major component replacement projects performed at nuclear power plants; and

•	a $4.2 million charge recorded in the current year on a DOE deactivation, demolition and removal project.

Interest Expense

Our consolidated interest expense remained the same for both the three months ended July 1, 2011 and the three months ended July 2, 2010.  Our consolidated interest expense for the six months ended July 1, 2011 decreased by $4.2 million or 29.2% compared with the six months ended July 2, 2010.  This decrease was primarily due to lower debt balances in fiscal 2011 and was partially offset by adjustments to interest expense related to our uncertain tax positions in 2010.

Income Tax Expense

Our effective income tax rates for the three months ended July 1, 2011 and July 2, 2010 were 37.7% and 38.8%, respectively.  Our effective income tax rates for the six months ended July 1, 2011 and July 2, 2010 were 36.3% and 21.4%, respectively.  The 2010 reduction in the effective income tax rate resulted from our decision to indefinitely reinvest the earnings of all of our foreign subsidiaries, as part of our strategy to expand our business globally, resulting in a decrease to income tax expense of $42.1 million.  No corresponding reduction was recorded in 2011.   No cash distributions were made from our foreign subsidiaries to their U.S. shareholders during the six months ended July 1, 2011.

The reconciliation of our income tax expense and effective income tax rates for the six months ended July 1, 2011 and July 2, 2010 is as follows:

	Six Months Ended
	July 1, 2011		July 2, 2010
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$95.3	35.0%	$85.9	35.0%
State taxes, net of federal benefit	11.8	4.4%	11.3	4.6%
Change in indefinite reinvestment assertion	—	—	(61.8)	(25.2%)
Adjustments to valuation allowances	7.0	2.5%	9.6	3.9%
Adjustments related to changing foreign tax credits to deductions	—	—	13.6	5.6%
Foreign income taxed at rates other than 35%	(15.2)	(5.6%)	(7.9)	(3.2%)
Other adjustments	—	—	1.8	0.7%
Total income tax expense	$98.9	36.3%	$52.5	21.4%

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	July 1,	July 2,
(In millions)	2011	2010
Cash flows from operating activities	$262.9	$120.1
Cash flows from investing activities	(320.2)	30.8
Cash flows from financing activities	(82.7)	(82.4)

Overview

During the six months ended July 1, 2011, our primary sources of liquidity were collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings from lines of credit.  Our primary uses of cash were to fund business acquisitions, working capital, income tax payments, and capital expenditures; to service our debt; to repurchase our common stock; and to make distributions to the noncontrolling interests in our consolidated joint ventures.

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

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At July 1, 2011 and December 31, 2010, restricted cash was $28.3 million and $28.0 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  As of July 1, 2011 and December 31, 2010, cash and cash equivalents included $147.0 million and $85.6 million, respectively, of cash held by our consolidated joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary sources of cash inflows from operations.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of July 1, 2011 and December 31, 2010, significant unapproved change orders and claims, which are included in costs and accrued earnings in excess of billings on contracts, collectively represented approximately 2% of our gross accounts receivable and accrued earnings in excess of billings on contracts.

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

As of July 1, 2011 and December 31, 2010, our receivable allowances represented 1.79% and 1.89%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of July 1, 2011 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivable allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of July 1, 2011 and December 31, 2010 were $319.0 million and $275.8 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO decreased from 74 days as of December 31, 2010 to 72 days as of July 1, 2011, which is primarily due to the timing of payments from clients on our accounts receivable.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, pay income taxes, as well as to service our debt, for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 15, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, which may adversely affect our liquidity and capital resources.

We expect to refinance the outstanding debt balances under our Senior Secured Credit Facility (“2007 Credit Facility”) within the next twelve months.

Operating Activities

The increase in cash flows from operating activities for the six months ended July 1, 2011, compared to the six months ended July 2, 2010, was primarily due to the timing of payments from clients on accounts receivable, project performance payments, and vendor and subcontractor payments.  The increase was partially offset by higher income tax payments and higher defined benefit plan contributions.

Investing Activities

Cash flows used for investing activities of $320.2 million during the six months ended July 1, 2011 consisted of the following significant activities:

•	payments for business acquisitions, net of cash acquired, and for exercised shares in connection with a prior business acquisition, of $278.8 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $31.3 million; and

•	disbursements related to advances to unconsolidated joint ventures of $12.0 million.

Cash flows generated from investing activities of $30.8 million during the six months ended July 2, 2010 consisted of the following significant activities:

•	maturity of short-term investments of $30.2 million;

•	consolidation of joint ventures, which resulted in a $20.7 million increase to the cash balance at the beginning of our fiscal year 2010; and

•	partially offset by capital expenditures, excluding purchases financed through capital leases and equipment notes, of $18.8 million.

For the remainder of fiscal year 2011, we expect to incur approximately $25 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows used for financing activities of $82.7 million during the six months ended July 1, 2011 consisted of the following significant activities:

•	repurchases of our common stock of $136.7 million;

•	net borrowing from revolving line of credit of $50.0 million;

•	net borrowings under lines of credit and short-term notes of $5.8 million;

•	net change in overdrafts of $32.3 million; and

•	distributions to noncontrolling interests of $38.6 million.

Cash flows used for financing activities of $82.4 million during the six months ended July 2, 2010 consisted of the following significant activities:

•	repurchases of our common stock of $48.4 million; and

•	distributions to noncontrolling interests of $40.0 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of July 1, 2011:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of July 1, 2011:
2007 Credit Facility (1)	$625.0	$297.5	$327.5	$—	$—	$—
Revolving line of credit	50.0	—	50.0	—	—	—
Capital lease obligations (1)	18.6	7.3	7.4	3.7	0.2	—
Notes payable, foreign credit lines and other indebtedness	67.9	59.4	6.4	2.1	—	—
Total debt	761.5	364.2	391.3	5.8	0.2	—
Operating lease obligations (2)	619.9	150.9	220.7	135.0	113.3	—
Pension and other retirement plans funding requirements (3)	461.6	71.8	71.8	80.1	237.9	—
Interest (4)	18.0	11.3	6.2	0.5	—	—
Purchase obligations (5)	17.6	7.6	10.0	—	—	—
Asset retirement obligations (6)	4.7	1.7	2.3	0.2	0.5	—
Other contractual obligations (7)	34.8	11.1	—	—	—	23.7
Total contractual obligations	$1,918.1	$618.6	$702.3	$221.6	$351.9	$23.7

(1)	Amounts shown exclude unamortized debt issuance costs of $3.8 million for the 2007 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.4 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of estimated pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our 2007 Credit Facility and our international credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the 2007 Credit Facility or international credit facilities, our ability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  As of July 1, 2011, we had $119.6 million in standby letters of credit outstanding under our 2007 Credit Facility and $34.9 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $7.2 million as of July 1, 2011.

•	We have guaranteed several of our foreign credit facilities and bank guarantee lines. The aggregate amount of these guarantees was $22.6 million as of July 1, 2011.

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

2007 Credit Facility

As of both July 1, 2011 and December 31, 2010, the outstanding balance of term loan A was $490.0 million at interest rates of 1.19% and 1.26%, respectively.  As of both July 1, 2011 and December 31, 2010, the outstanding balance of term loan B was $135.0 million at interest rates of 2.44% and 2.51%, respectively.

Under the terms of our 2007 Credit Facility, our next scheduled payment is expected to be due in March 2012.  As of July 1, 2011, our consolidated leverage ratio was 1.1, which did not exceed the maximum consolidated leverage ratio of 2.0, and our consolidated interest coverage ratio was 33.3, which exceeded the minimum consolidated interest coverage ratio of 5.5.  We were in compliance with the covenants of our 2007 Credit Facility as of July 1, 2011.  We intend to refinance our 2007 Credit Facility within the next 12 months.

Revolving Line of Credit

We had an outstanding debt balance of $50.0 million on our revolving line of credit with an interest rate of 1.19% as of July 1, 2011, but did not have a balance as of December 31, 2010.  As of July 1, 2011, we had issued $119.6 million of letters of credit, leaving $530.4 million available on our revolving credit facility.  If we elected to borrow the remaining amounts available under our revolving line of credit as of July 1, 2011, we would remain in compliance with the covenants of our 2007 Credit Facility.

Other Indebtedness

Notes payable, five-year loan notes (“Loan Notes”), and foreign credit lines.  As of July 1, 2011 and December 31, 2010, we had outstanding amounts of $67.9 million and $62.8 million, respectively, in notes payable, Loan Notes and foreign lines of credit.  The weighted-average interest rates of the notes payable were approximately 2.28% and 2.32% as of July 1, 2011 and December 31, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.  Loan Notes were issued to shareholders of Scott Wilson as an alternative to cash consideration in connection with our acquisition of Scott Wilson in September 2010.

As of July 1, 2011 and December 31, 2010, we had $62.2 million and $62.8 million in lines of credit available under these facilities, respectively.  As of July 1, 2011 and December 31, 2010, the total outstanding debt balance of our foreign credit lines was $26.5 million and $16.1 million, respectively.

Capital Leases.  As of July 1, 2011 and December 31, 2010, we had obligations under our capital leases of approximately $18.6 million and $19.4 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of July 1, 2011 and December 31, 2010, we had obligations under our operating leases of approximately $619.9 million and $600.3 million, respectively, consisting primarily of real estate leases.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  There were no material changes to these critical accounting policies during the six months ended July 1, 2011.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

An accounting standard update related to new disclosures about fair value measurements was issued.  Part of the standard was effective for us in the first quarter of our 2010 fiscal year.  The additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis, became effective for us beginning with the first quarter of our 2011 fiscal year.  The adoption of the final part of the standard did not have a material impact on our condensed consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2007 Credit Facility.  Based on the outstanding indebtedness of $625.0 million under our 2007 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $3.1 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by the full 1% as our current variable index is 0.19%, which would lower our net-of-tax interest expense by approximately $0.6 million.  This analysis is computed taking into account the current outstanding balances of our 2007 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.  We had a foreign currency translation gain of $5.6 million and a foreign currency translation loss of $7.6 million for the three months ended July 1, 2011 and July 2, 2010, respectively.  We had a foreign currency translation gain of $18.7 million and a foreign currency translation loss of $6.4 million for the six months ended July 1, 2011 and July 2, 2010, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 15, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of these recent changes in our legal proceedings, which Note is incorporated herein by reference.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which has resulted and may continue to result in delaying, curtailing or canceling proposed and existing projects.  In fiscal years 2010 and 2011, our clients were affected by the weak economic conditions caused by the declines in the global overall economy and constraints in the credit market.  As a result, some clients delayed, curtailed or cancelled proposed and existing projects and may continue to do so.  For example, as of July 1, 2011, our book of business declined compared to the end of our fiscal year 2010, particularly in our backlog from our federal market sector.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets, particularly in light of the recent downgrade by Standard & Poor's of U.S. sovereign debt.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivables and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

The recently approved federal debt ceiling legislation and past inaction by the federal government could significantly delay payment or reduce government demand for the services we provide.

On August 2, 2011, the federal government approved an increase of the federal debt ceiling that allows it to continue to meet its obligations and debts.  We, however, do not know whether past inaction by the federal government leading up to the recently approved legislation will result in significant delays in the timely billing and collection of our contractual payments.  Our federal contracts typically require us to continue to perform the contract even if the federal government is unable to make timely payments.  Otherwise, we may risk a termination for default.  In addition, we do not know whether the recently approved federal debt ceiling legislation will significantly impact future government expenditure and demand for the services we provide.  Any significant reduction in federal government expenditures or significant delays in the timely payment of billings may have a material adverse effect on our financial condition and results of operation.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of July 1, 2011, our book of business was estimated at approximately $28.7 billion, which included $16.1 billion of our backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 48% of our total revenues for the six months ended July 1, 2011.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and Department of Defense (“DOD”) security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 15, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Revenues from our federal market sector represented approximately 48% of our total revenues for the six months ended July 1, 2011.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  The outcome of ongoing political debate in Congress regarding cuts to government spending could result in reductions in the funding proposed by the Administration for infrastructure, defense-related or other projects.  The new legislation passed in August 2011 includes significant reductions in federal government spending over a ten-year period.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the six months ended July 1, 2011, our equity in income of unconsolidated joint ventures amounted to $76.0 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

The federal government and some clients have increased the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative losses of approximately $107.1 million as of July 1, 2011.  If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability and volatility of our earnings as well as have a material adverse impact on our business and earnings.

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

A decline in our stock price and market capitalization could result in an impairment of a material amount of our goodwill, which would reduce our earnings.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $4.2 billion as of July 1, 2011.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

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

Some of our services are directly or indirectly impacted by changes in federal, state, local or foreign laws and regulations pertaining to the environmental, defense or infrastructure industries.  For example, the July 2011 issuance of the Cross-State Air Pollution Rules is expected to increase demand for our air quality and emissions control services.  Proposed climate change and greenhouse gas regulations, if adopted, could impact the services we provide to our clients, including services related to fossil fuel and industrial projects.  Relaxation or repeal of laws and regulations, or changes in governmental policies regarding the environmental, defense or infrastructure industries could result in a decline in demand for our services, which could in turn negatively impact our revenues.

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

If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.

We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials.  Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed.  In addition, we could be liable to third parties who use or rely upon our reports or opinions even if we are not contractually bound to those third parties.  For example, if we deliver an inaccurate report or one that is not in compliance with the relevant standards, and that report is made available to a third party, we could be subject to third-party liability resulting in monetary damages and penalties.

A decline in defense or other federal government spending, or a change in budgetary priorities, could reduce our profits and revenues.

Revenues from our federal market sector represented 48% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 28% of our total revenues for the six months ended July 1, 2011.  The new legislation passed in August 2011 includes significant reductions in federal government spending over a ten-year period.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

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

We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or multi-employer pension plans we participate in.

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of December 31, 2010, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $254.1 million.  See Note 12, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 for additional disclosure.  This amount does not include any potential obligations we may owe under a multi-employer plan.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

A multi-employer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies.  Our collective bargaining agreements with unions typically require us to contribute to many multi-employer pension plans.  For the year ended December 31, 2010, we contributed approximately $46.5 million to participate in multi-employer pension plans.  Under the Employee Retirement Income Security Act, an employer who contributes to a multi-employer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multi-employer pension plan’s unfunded vested benefit.  If we terminate or withdraw from a multi-employer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund that plan’s unfunded vested benefit, which could materially and adversely affect our financial results.  However, we are unable to estimate any potential amounts, if any.

Our outstanding indebtedness could adversely affect our liquidity, cash flows and financial condition.

As of July 1, 2011, our outstanding balance under the 2007 Credit Facility was $625.0 million.  Our next scheduled payment of $105.0 million is due in March 2012.  This level of debt might:

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

We expect to refinance our 2007 Credit Facility within twelve months, which is prior to its earliest maturity date.  Depending on variables that impact the overall credit markets, we may not be able to refinance our 2007 Credit Facility at rates and on terms that are favorable to us.

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

As a multinational company, we have operations in more than 40 countries and we derived 13% of our revenues from international operations for the six months ended July 1, 2011.  International business is subject to a variety of risks, including:

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

We develop, install and maintain information technology systems for ourselves, as well as for various customers.  Any breach of security, disruption or unexpected data or vendor loss could result in business interruptions, remediation costs, legal claims and significant damage to our reputation.

We develop, install and maintain information technology systems for ourselves, as well as for customers.  For example, our June 2011 acquisition of Apptis significantly increased our network management, software engineering, and information technology infrastructure design services to the DOD and other federal agencies.  Client contracts for the performance of IT services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information from disclosure.  We also need to protect our own internal trade secret and other business-confidential information from disclosure.  Regardless of the countermeasures we may establish, we may be subject to network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks.  Any breach of security, disruption or unexpected data loss could result in business interruptions, remediation costs, legal claims and significant damage to our reputation.

We also rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems.  For example, we rely on one software vendor’s products to process a majority of our total revenues.  We also depend on our software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense, as well as disrupting the management of our business operations.

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

As of July 1, 2011, approximately 12% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

The following table provides information for the three months ended July 1, 2011.

									Pending
									Legal
									Action
									before
									Federal
			Mine					Mine	Mine
			Act			Proposed		Act	Safety
	Mine Act		§104(d)	Mine Act	Mine	Assessments		§104(e)	and Health
	§104	Mine Act	Citations	§110(b)(2)	Act	from MSHA	Mining	Notice	Review
	Violations	§104(b)	and	Violations	§107(a)	(In dollars	Related	(yes/no)	Commission
Mine (1)	(2)	Orders (3)	Orders (4)	(5)	Orders (6)	($))	Fatalities	(7)	(yes/no)
Black Thunder Project	1	0	0	0	0	$100	0	No	No
Monsanto Quarry	0	0	0	0	0	$0	0	No	No
Pipestone Quarry	3	0	0	0	0	$338	0	No	No

(1)	United States mines.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our second quarter of 2011:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
		(b)	Purchased as Part	that May Yet be
	(a) Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
(In millions, except average price paid per share)
April 2, 2011 – April 29, 2011	—	$—	—	—
April 30, 2011 – May 27, 2011	—	—	—	—
May 28, 2011 – July 1, 2011	—	—	—	5.0
Total	—		—	5.0

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On February 25, 2011, our Board of Directors authorized an increase in the number of our common shares that we may repurchase in fiscal year 2011 from 3.0 million shares to 8.0 million shares, which was reflected in our third amendment to the 2007 Credit Facility.  For fiscal years 2012, 2013 and 2014, the authorized shares under the repurchase program will revert back to 3.0 million shares, plus the number of shares equal to the excess, if any, of the 3.0 million shares over the actual numbers of shares repurchased during the prior year.  The repurchase program expires at the end of fiscal 2014.  During the six months ended July 1, 2011, we repurchased an aggregate of 3.0 million shares of our common stock.

We are precluded by provisions in our 2007 Credit Facility from paying cash dividends on our outstanding common stock until our Consolidated Leverage Ratio is equal to or less than 1.00:1.00.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	11/9/2008
3.02	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	12/5/2010
10.1 *	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2011.	8-K	10.1	5/31/2011
10.2 *	Amended and Restated Employment Agreement between URS Corporation, a Nevada corporation and Thomas W. Bishop, dated as of June 1, 2011.				X
10.3 *	Revised Compensatory Arrangement for Robert W. Zaist.				X
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**
101.INS	XBRL Instance Document.				X#
101.SCH	XBRL Taxonomy Extension Schema Document.				X#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X#

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: August 9, 2011	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
10.2	Amended and Restated Employment Agreement between URS Corporation, a Nevada corporation and Thomas W. Bishop, dated as of June 1, 2011.
10.3	Revised Compensatory Arrangement for Robert W. Zaist.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.