Form 10-Q
period 2011-09-30
URS CORP /NEW/
filed 2011-11-08
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011

Common Stock, $.01 par value	79,615,799

URS CORPORATION AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future goodwill impairments and related tax deductions; future contract gains or losses; future backlog and book of business conversion; future income tax payments and deductions; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments; future capital expenditures and commitments; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; changes in our book of business; our compliance with government contract procurement regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; impairment of our goodwill; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 40, Risk Factors beginning on page 76, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
6
(In millions, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$427.1	$573.8
Accounts receivable, including retentions of $65.7 and $69.1, respectively	1,059.4	1,102.8
Costs and accrued earnings in excess of billings on contracts	1,390.6	1,157.1
Less receivable allowances	(47.8)	(42.8)
Net accounts receivable	2,402.2	2,217.1
Deferred tax assets	81.5	83.3
Other current assets	149.1	134.8
Total current assets	3,059.9	3,009.0
Investments in and advances to unconsolidated joint ventures	94.8	65.5
Property and equipment at cost, net	278.7	266.1
Intangible assets, net	537.7	514.1
Goodwill	2,793.3	3,393.2
Other assets	171.7	103.5
Total assets	$6,936.1	$7,351.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$70.9	$60.5
Accounts payable and subcontractors payable, including retentions of $38.9 and $46.5, respectively	673.0	673.9
Accrued salaries and employee benefits	573.9	441.6
Billings in excess of costs and accrued earnings on contracts	335.5	275.8
Other current liabilities	180.6	213.3
Total current liabilities	1,833.9	1,665.1
Long-term debt	690.8	641.3
Deferred tax liabilities	261.8	326.9
Self-insurance reserves	102.6	105.9
Pension and post-retirement benefit obligations	205.5	230.8
Other long-term liabilities	220.8	180.4
Total liabilities	3,315.4	3,150.4
Commitments and contingencies (Note 16)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 87.7 and 86.9 shares issued, respectively; and 79.7 and 81.9 shares outstanding, respectively	0.9	0.9
Treasury stock, 8.0 and 5.0 shares at cost, respectively	(348.8)	(212.1)
Additional paid-in capital	2,951.5	2,924.3
Accumulated other comprehensive loss	(38.3)	(36.9)
Retained earnings	946.9	1,441.0
Total URS stockholders’ equity	3,512.2	4,117.2
Noncontrolling interests	108.5	83.8
Total stockholders’ equity	3,620.7	4,201.0
Total liabilities and stockholders’ equity	$6,936.1	$7,351.4

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
		As Revised		As Revised
Revenues	$2,471.7	$2,340.1	$7,151.8	$6,796.9
Cost of revenues	(2,300.1)	(2,136.5)	(6,731.2)	(6,345.0)
General and administrative expenses	(18.5)	(21.5)	(59.9)	(54.9)
Acquisition-related expenses (Note 7)	—	(7.5)	(1.0)	(11.6)
Goodwill impairment (Note 8)	(798.1)	—	(798.1)	—
Equity in income (loss) of unconsolidated joint ventures	24.8	(12.4)	100.8	36.5
Operating income (loss)	(620.2)	162.2	(337.6)	421.9
Interest expense	(5.1)	(9.5)	(15.3)	(23.9)
Income (loss) before income taxes	(625.3)	152.7	(352.9)	398.0
Income tax benefit (expense)	39.5	(56.1)	(45.1)	(94.0)
Net income (loss) including noncontrolling interests	(585.8)	96.6	(398.0)	304.0
Noncontrolling interests in income of consolidated subsidiaries	(37.3)	(26.2)	(96.1)	(76.1)
Net income (loss) attributable to URS	$(623.1)	$70.4	$(494.1)	$227.9

Earnings (loss) per share (Note 3):
Basic	$(8.05)	$0.87	$(6.36)	$2.81
Diluted	$(8.05)	$0.87	$(6.36)	$2.79
Weighted-average shares outstanding (Note 3):
Basic	77.4	81.1	77.7	81.2
Diluted	77.4	81.3	77.7	81.6

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
		As Revised		As Revised
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	$(585.8)	$96.6	$(398.0)	$304.0
Pension and post-retirement related adjustments, net of tax	0.6	—	1.8	1.9
Foreign currency translation adjustments	(21.9)	21.6	(3.2)	15.2
Recognition of unrealized loss on investment in equity securities, net of tax	—	0.4	—	—
Unrealized gain on interest rate swap, net of tax	—	1.0	—	3.1
Comprehensive income (loss)	(607.1)	119.6	(399.4)	324.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(37.3)	(26.2)	(96.1)	(76.1)
Comprehensive income (loss) attributable to URS	$(644.4)	$93.4	$(495.5)	$248.1

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
								As Revised
Balances, January 1, 2010	84.0	$0.9	$(83.8)	$2,884.9	$(49.2)	$1,153.1	$3,905.9	$44.6	$3,950.5
Employee stock purchases and exercises of stock options	0.2	—	—	6.5	—	—	6.5	—	6.5
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(16.2)	—	—	(16.2)	—	(16.2)
Stock-based compensation	0.9	—	—	32.3	—	—	32.3	—	32.3
Excess tax benefits from stock-based compensation	—	—	—	3.4	—	—	3.4	—	3.4
Foreign currency translation adjustments	—	—	—	—	15.2	—	15.2	—	15.2
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.9	—	1.9	—	1.9
Interest rate swap, net of tax	—	—	—	—	3.1	—	3.1	—	3.1
Repurchases of common stock	(2.0)	—	(85.5)	—	—	—	(85.5)	—	(85.5)
Newly consolidated joint ventures	—	—	—	—	—	—	—	41.0	41.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(71.7)	(71.7)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	7.6	7.6
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
Net income including noncontrolling interests	—	—	—	—	—	227.9	227.9	76.1	304.0
Balances, October 1, 2010	82.8	$0.9	$(169.3)	$2,910.9	$(29.0)	$1,381.0	$4,094.5	$96.4	$4,190.9

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – UNAUDITED (continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.2	—	—	6.6	—	—	6.6	—	6.6
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.2)	—	—	(14.2)	—	(14.2)
Stock-based compensation	0.9	—	—	34.0	—	—	34.0	—	34.0
Excess tax benefits from stock-based compensation	—	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustments	—	—	—	—	(3.2)	—	(3.2)	—	(3.2)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.8	—	1.8	—	1.8
Repurchases of common stock	(3.0)	—	(136.7)	—	—	—	(136.7)	—	(136.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(77.5)	(77.5)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	6.0	6.0
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net loss including noncontrolling interests	—	—	—	—	—	(494.1)	(494.1)	96.1	(398.0)
Balances, September 30, 2011	79.7	$0.9	$(348.8)	$2,951.5	$(38.3)	$946.9	$3,512.2	$108.5	$3,620.7

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Nine Months Ended
	September 30,	October 1,
	2011	2010
		As Revised
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(398.0)	$304.0
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	61.3	59.0
Amortization of intangible assets	44.4	34.0
Amortization of debt issuance costs	4.7	7.1
Normal profit	(1.9)	(0.2)
Goodwill impairment	798.1	—
Provision for doubtful accounts	6.7	1.9
Deferred income taxes	(64.5)	26.0
Stock-based compensation	34.0	32.3
Excess tax benefits from stock-based compensation	(0.8)	(3.4)
Equity in income of unconsolidated joint ventures	(100.8)	(36.5)
Dividends received from unconsolidated joint ventures	88.4	70.5
Changes in operating assets, liabilities and other, net of effects of consolidation and/or deconsolidation of joint ventures and business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(131.0)	(91.8)
Other current assets	(16.3)	4.9
Advances to unconsolidated joint ventures	(5.2)	(1.7)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	47.6	(18.9)
Billings in excess of costs and accrued earnings on contracts	43.2	(42.2)
Other long-term liabilities	9.0	14.1
Other assets	(56.4)	(5.6)
Total adjustments and changes	760.5	49.5
Net cash from operating activities	362.5	353.5
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired, and for exercised shares in connection with a prior business acquisition	(278.8)	(288.0)
Changes in cash related to consolidation and/or deconsolidation of joint ventures	—	20.7
Proceeds from disposal of property and equipment	6.5	4.2
Investments in unconsolidated joint ventures	(12.6)	(6.0)
Changes in restricted cash	6.7	(16.5)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(61.7)	(34.1)
Maturity of short-term investment	—	30.2
Net cash from investing activities	(339.9)	(289.5)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In millions)

	Nine Months Ended
	September 30,	October 1,
	2011	2010
		As Revised
Cash flows from financing activities:
Borrowing from revolving line of credit	100.0	—
Payments on revolving line of credit and long-term debt	(56.1)	(82.4)
Net borrowings under lines of credit and short-term notes	11.3	4.0
Net change in overdrafts	(18.2)	(4.5)
Payments on capital lease obligations	(5.8)	(5.1)
Excess tax benefits from stock-based compensation	0.8	3.4
Proceeds from employee stock purchases and exercises of stock options	6.6	6.5
Distributions to noncontrolling interests	(77.5)	(71.7)
Contributions and advances from noncontrolling interests	6.3	7.2
Repurchases of common stock	(136.7)	(85.5)
Net cash from financing activities	(169.3)	(228.1)
Net change in cash and cash equivalents	(146.7)	(164.1)
Cash and cash equivalents at beginning of period	573.8	720.6
Cash and cash equivalents at end of period	$427.1	$556.5

Supplemental information:
Interest paid	$10.4	$18.2
Taxes paid	$137.0	$25.4

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$8.1	$10.0
Loan Notes issued and consideration for vested shares exercisable in connection with an acquisition	$—	$34.3

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  The results of operations for the three and nine months ended September 30, 2011 are not indicative of the operating results for the full year or for future years.

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

On June 1, 2011, we completed the acquisition of Apptis Holdings, Inc. (“Apptis”).  The operating results of Apptis from the acquisition date through September 30, 2011 are included in our condensed consolidated financial statements under the Federal Services business.  See Note 7, “Acquisition,” for more information regarding this acquisition.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

Revision of Previously Issued Financial Statements

We identified an error this quarter related to the calculation and presentation of income tax expense.  Historically, we have included income tax expense related to the noncontrolling interests’ share of all of our consolidated joint ventures including both taxable entities and entities that pass taxable income through to their partners (“pass-through entities”).  We have concluded that income tax expense should not include amounts related to the noncontrolling interests’ share of consolidated joint ventures that are pass-through entities.  Our past treatment resulted in an overstatement of income tax expense with an identical offset to net income attributable to noncontrolling interests.  As a result, income tax expense was overstated and noncontrolling interests in income of consolidated subsidiaries was understated for the three and nine months ended October 1, 2010 by $8.8 million and $23.3 million, respectively.  Our effective income tax rate for the three and nine months ended October 1, 2010 was overstated by 5.8 percentage points and 5.9 percentage points, respectively.

This revision had no impact on operating income, income before taxes, net income attributable to URS or earnings per share (“EPS”).  There was also no impact on our Condensed Consolidated Balance Sheets, or on cash flows from operating, investing or financing activities; however, there were misclassifications that impacted line items within cash flows from operating activities.  Similarly, there were misclassifications within our Condensed Consolidated Statements of Comprehensive Income and our Condensed Consolidated Statements of Changes in Stockholders’ Equity that had no impact on previously reported comprehensive income attributable to URS or total stockholders’ equity.

We assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the previously issued financial statements were not materially misstated.  In accordance with the SEC’s Staff Accounting Bulletin 108, we have corrected these immaterial errors by revising the previously issued financial statements included in this document.

Accordingly, the condensed consolidated financial statements for the three and nine months ended October 1, 2010 have been revised to correct the immaterial errors described above, and this revision will be presented prospectively in future filings.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

The effect of these revisions on the line items within our condensed consolidated financial statements and on the effective tax rates for the three and nine months ended October 1, 2010 is as follows:

	Three Months Ended			Nine Months Ended
	October 1, 2010			October 1, 2010
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
(In millions, except for percentages)
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$152.7	$—	$152.7	$398.0	$—	$398.0
Income tax expense	(64.9)	8.8	(56.1)	(117.3)	23.3	(94.0)
Net income including noncontrolling interests	87.8	8.8	96.6	280.7	23.3	304.0
Noncontrolling interests in income of consolidated subsidiaries	(17.4)	(8.8)	(26.2)	(52.8)	(23.3)	(76.1)
Net income attributable to URS	$70.4	$—	$70.4	$227.9	$—	$227.9

Effective income tax rate	42.5%	5.8%	36.7%	29.5%	5.9%	23.6%

Condensed Consolidated Statements of Comprehensive Income Data:
Net income including noncontrolling interests	$87.8	$8.8	$96.6	$280.7	$23.3	$304.0
Comprehensive income	$110.8	$8.8	$119.6	$300.9	$23.3	$324.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries	$(17.4)	$(8.8)	$(26.2)	$(52.8)	$(23.3)	$(76.1)

	Nine Months Ended
	October 1, 2010
	As Reported	Adjustment	As Revised
(In millions)
Condensed Consolidated Statements of Changes in Stockholders' Equity Data:
Distributions to noncontrolling interests	$(48.4)	$(23.3)	$(71.7)
Net income including noncontrolling interests	$52.8	$23.3	$76.1

Condensed Consolidated Statements of Cash Flows Data:
Cash flows from operating activities:
Net income including noncontrolling interests	$280.7	$23.3	$304.0
Accounts payable, accrued salaries and employee benefits, and other current liabilities	$4.4	$(23.3)	$(18.9)

Reclassifications

We made reclassifications to the prior year’s financial statements to conform them to the current period’s presentation.  These reclassifications have no effect on our consolidated net assets or net cash flows.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At September 30, 2011 and December 31, 2010, restricted cash balances were $21.3 million and $28.0 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 5, “Joint Ventures.”

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

An accounting standard update regarding fair value measurement was issued to conform the definition of fair value and common requirements for measurement of and disclosure about fair value under U.S. GAAP and International Financial Reporting Standards.  The amended standard also clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable Level 3 inputs.  The standard update is effective for us beginning with our first interim period of fiscal year 2012.  We do not expect the adoption of the standard to have a material impact on our condensed consolidated financial statements.

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

An accounting standard update related to goodwill impairment testing was issued.  The update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount.  If an entity determines it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary.  The update will become effective for us beginning with our first interim period of fiscal year 2012, but early adoption is allowed.  We have not determined when we will adopt this accounting standard; however, we do not expect the adoption of the standard to have a material impact on our condensed consolidated financial statements.

An accounting standard related to the presentation of other comprehensive income was issued to increase the prominence of items reported in other comprehensive income.  The amended standard requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and other disclosures.  This standard will become effective for us beginning with the first quarter of fiscal year 2012; however, early adoption is permitted.  We have partially adopted the standard and will adopt it fully no later than the first quarter of our 2012 fiscal year.  As this accounting standard only requires enhanced disclosure, the adoption of this standard will not significantly impact our condensed consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

An accounting standard update was issued related to disclosure requirements for multiemployer pension plans and multiemployer plans that provide postretirement benefits other than pensions.  The update requires employers participating in either of these types of plans, if they are significant plans, to provide additional quantitative and qualitative disclosures on an annual basis with more detailed information regarding an employer’s involvement in the plans, financial health of the plans and the nature of the employer commitments to the plan.  This standard will become effective for us for the fiscal year ending December 30, 2011.  This update affects only disclosures, not accounting.  Therefore, we do not expect any impact on our consolidated financial statements from the adoption of this guidance.

NOTE 3.  EARNINGS PER SHARE

In our computation of diluted EPS, we exclude the potential shares related to stock options that are issued and unexercised where the exercise price exceeds the average market price of our common stock during the period.  Since we recorded an estimated goodwill impairment charge of $798.1 million during the three months ended September 30, 2011, which resulted in net losses for both the three and nine months ended September 30, 2011, no dilution was applied to our basic weighted-average shares outstanding for those periods, as all potential shares were anti-dilutive.  We also exclude nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2011	2010	2011	2010

Weighted-average common stock shares outstanding – Basic (1)	77.4	81.1	77.7	81.2
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	—	0.2	—	0.4
Weighted-average common stock outstanding – Diluted	77.4	81.3	77.7	81.6

(1)	Weighted-average common stock outstanding is net of treasury stock.

	September 30,	October 1,
(In millions)	2011	2010
Anti-dilutive equity awards not included above	1.7	0.9

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

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our costs and accrued earnings in excess of billings on contracts include amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of September 30, 2011 and December 31, 2010, we had receivables with contractual terms in excess of one year of $166.8 million and $146.8 million, respectively.

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts with the U.S. federal government and with other customers as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(In millions)	2011	2010
Accounts receivable:
U.S. federal government	$405.4	$398.8
Others	654.0	704.0
Total accounts receivable	$1,059.4	$1,102.8
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$765.6	$662.4
Others	625.0	494.7
Total costs and accrued earnings in excess of billings on contracts	$1,390.6	$1,157.1

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

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the nine months ended September 30, 2011.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	September 30,	December 31,
(In millions)	2011	2010
Cash and cash equivalents	$115.0	$85.6
Net accounts receivable	389.6	322.1
Other current assets	0.5	1.1
Noncurrent assets	38.7	36.2
Total assets	$543.8	$445.0

Accounts and subcontractors payable	$198.9	$214.8
Billings in excess of costs and accrued earnings on contracts	37.7	7.5
Accrued expenses and other	43.2	34.9
Noncurrent liabilities	14.4	3.2
Total liabilities	294.2	260.4

Total URS equity	141.0	100.8
Noncontrolling interests	108.6	83.8
Total owners’ equity	249.6	184.6
Total liabilities and owners’ equity	$543.8	$445.0

Total revenues of the consolidated joint ventures were $485.9 million and $471.7 million for the three months ended September 30, 2011 and October 1, 2010, respectively, and $1.4 billion and $1.3 billion for the nine months ended September 30, 2011 and October 1, 2010, respectively.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
September 30, 2011
Current assets	$435.7
Noncurrent assets	$5.4
Current liabilities	$248.1
Noncurrent liabilities	$2.0

December 31, 2010
Current assets	$423.6
Noncurrent assets	$7.0
Current liabilities	$340.5
Noncurrent liabilities	$0.1

Three months ended September 30, 2011 (1)
Revenues	$307.9
Cost of revenues	$(236.5)
Income from continuing operations before tax	$71.4
Net income	$66.8

Three months ended October 1, 2010 (1,2)
Revenues	$296.5
Cost of revenues	$(309.4)
Loss from continuing operations before tax	$(12.9)
Net loss	$(16.0)

Nine months ended September 30, 2011 (1)
Revenues	$975.9
Cost of revenues	$(746.5)
Income from continuing operations before tax	$229.4
Net income	$212.2

Nine months ended October 1, 2010 (1,2)
Revenues	$943.7
Cost of revenues	$(842.8)
Income from continuing operations before tax	$100.9
Net income	$92.3

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

(2)
In October 2010, we received notice of a ruling on the priority of claims against a bankrupt client made by one of our unconsolidated joint ventures related to the SR-125 road project in California.  The judge ruled against our joint venture’s position, finding that its mechanic’s lien did not have priority over the senior lenders.  As a result of the court’s decision, we recorded a pre-tax non-cash asset impairment charge of $25.0 million in the third quarter of 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

We received $47.0 million and $35.5 million, respectively, of distributions from unconsolidated joint ventures for the three months ended September 30, 2011 and October 1, 2010 and $88.4 million and $70.5 million, respectively, for the nine months ended September 30, 2011 and October 1, 2010.

Maximum Exposure to Loss

In addition to potential losses arising from the carrying values of the assets and liabilities of our unconsolidated joint ventures, our maximum exposure to loss also includes performance assurances and guarantees we sometimes provide to clients on behalf of joint ventures that we do not directly control.  We enter into these guarantees primarily to support the contractual obligations associated with the joint ventures’ projects.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, the nature of these costs are such that we are not able to estimate amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the exposure to loss as a result of these performance guarantees cannot be calculated.

NOTE 6.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	September 30,	December 31,
(In millions)	2011	2010
Computer software	$183.2	$174.8
Computer hardware	163.4	148.8
Construction and mining equipment	117.2	119.5
Leasehold improvements	109.5	74.6
Furniture and fixtures	92.6	67.0
Other equipment	80.4	98.0
Land and buildings	9.1	9.4
Construction in progress	0.4	3.8
	755.8	695.9
Accumulated depreciation and amortization	(477.1)	(429.8)
Property and equipment at cost, net (1)	$278.7	$266.1

(1)	The unamortized computer software costs were $62.1 million and $68.4 million, respectively, as of September 30, 2011 and December 31, 2010.

Our depreciation and amortization expense related to property and equipment was $20.5 million and $19.4 million for the three months ended September 30, 2011 and October 1, 2010, respectively, and $61.3 million and $59.0 million for the nine months ended September 30, 2011 and October 1, 2010, respectively.

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

Intangible assets.  Of the total purchase price, $64 million has been allocated to customer relationships, contracts and backlog, trade name and other.  Customer relationships represent existing contracts and the underlying customer relationships and backlog.  We amortize the fair values of these assets based on the period over which the economic benefits of the intangible assets are expected to be realized.  The Apptis trade name and other intangible assets are amortized using the straight-line method over their estimated useful lives.  From the acquisition date through September 30, 2011, we recorded $2.6 million of amortization of intangible assets related to the acquisition of Apptis.  For the three months ended September 30, 2011, we recorded $1.9 million of amortization of intangible assets related to this acquisition.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

NOTE 8.  GOODWILL

Interim Goodwill Impairment Review

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews if triggering events occur.  Our 2010 annual review, performed as of October 29, 2010, did not indicate an impairment of goodwill for any of our reporting units.  Due to the recent stock market volatility and declines in our stock price, our market capitalization has been reduced.  This circumstance has prompted us to perform an interim goodwill impairment test as of September 30, 2011, and as a result, we recorded a goodwill impairment charge of $798.1 million in this quarter.  We will continue to monitor the recoverability of our goodwill.

In accordance with current accounting guidance, we have identified six reporting units for the purpose of conducting our interim goodwill impairment review.  In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment is a business, (ii) whether discrete financial information is available, (iii) whether the financial information is regularly reviewed by management of the operating segment, and (iv) how the operations are managed or how an acquired entity is integrated in the business operations.  During our fiscal year 2011, we merged the operations of our previously two reporting units in our Federal Services segment and thus, aggregated them into one reporting unit and concluded that the following are our reporting units:

•	The Infrastructure & Environment Operating Segment (the “IE reporting unit”)

•	The Federal Services Operating Segment

•	Within the Energy & Construction Operating Segment:

o	Global Management and Operations Services Group

o	Civil Construction and Mining Group

o	Industrial/Process Group

o	Power Group

The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy. To arrive at the cash flow projections used in the calculation of fair values for our goodwill impairment review, we use estimates of economic and market information for the next ten years.  The key assumptions we used to estimate the fair values of our reporting units are:

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

We validate our estimate of the fair value of each reporting unit under the income approach by comparing the resulting values to fair value estimates using a market approach.  A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.  When performing our interim impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates.  We also make assumptions about future market conditions, market prices, interest rates, and changes in business strategies.  Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment.  Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, or a decline in the demand of our services due to changing economic conditions.  Given the contractual nature of our business, if we are unable to win or renew contracts; unable to estimate and control our contract costs; fail to adequately perform to our clients’ expectations; fail to procure third-party subcontractors, heavy equipment and materials; or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

Goodwill was allocated to the reporting units based upon the respective fair values of the reporting units at the time of the various acquisitions that gave rise to the recognition of goodwill.

We recorded goodwill impairment charges in five of our reporting units totaling $798.1 million ($699.3 million after tax) during the quarter ended September 30, 2011.  This non-cash charge reduces goodwill recorded in connection with previous acquisitions and does not impact our overall business operations.

The goodwill balance of our IE reporting unit as of September 30, 2011 was $759.0 million.  Based on a preliminary goodwill impairment analysis performed as of September 30, 2011, its fair value was $1,414.0 million, which is 5% above its carrying value of $1,344.7 million.  As the estimated fair value of the reporting unit was in excess of its book value, it was not necessary to perform the second step of the goodwill impairment test.  Declines in our stock price or in the values of other market participants in the construction and engineering industry could result in future impairment charges to our IE reporting unit or any of our reporting units.

The $798.1 million pre-tax charge was estimated based on a preliminary goodwill impairment analysis as of September 30, 2011.  The second step of the impairment test will be completed during the fourth quarter of 2011.  Once completed, there may be a material adjustment to the goodwill impairment charge recorded on our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

The following table presents the preliminary results of our goodwill impairment test as of September 30, 2011.

(In millions)	Goodwill Balance as of September 30, 2011 Before the Goodwill Impairment Charge	Goodwill Impairment	Goodwill Balance as of September 30, 2011 After the Goodwill Impairment Charge

Federal Services Operating Segment	$1,048.6	$(367.4)	$681.2

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	$565.4	$(184.2)	$381.2
Civil Construction & Mining Group	293.9	(67.1)	226.8
Industrial/Process Group	189.4	(74.1)	115.3
Power Group	735.1	(105.3)	629.8
Total	$1,783.8	$(430.7)	$1,353.1

NOTE 9.  INDEBTEDNESS

Indebtedness consisted of the following:

	September 30,	December 31,
(In millions)	2011	2010
Bank term loans, net of debt issuance costs	$622.0	$619.6
Revolving line of credit	50.0	—
Obligations under capital leases	18.9	19.4
Notes payable, Loan Notes, and foreign credit lines	70.8	62.8
Total indebtedness	761.7	701.8
Less:
Current portion of long-term debt	70.9	60.5
Long-term debt	$690.8	$641.3

2007 Credit Facility

As of both September 30, 2011 and December 31, 2010, the outstanding balance of term loan A was $490.0 million at interest rates of 1.24% and 1.26%, respectively.  As of both September 30, 2011 and December 31, 2010, the outstanding balance of term loan B was $135.0 million at interest rates of 2.49% and 2.51%, respectively.

Under the terms of our Senior Secured Credit Facility (“2007 Credit Facility”), our next scheduled payment would have been due in March 2012.  Our 2007 Credit Facility was replaced by a new five-year senior credit facility (“2011 Credit Facility”) as discussed in more detail below.  The proceeds from our 2011 Credit Facility were used to pay off our 2007 Credit Facility, which included outstanding term loans of $625.0 million and a revolving line of credit in the amount of $50.0 million.

Revolving Line of Credit

We had an outstanding debt balance of $50.0 million on our revolving line of credit with an interest rate of 1.19% as of September 30, 2011, but did not have an outstanding balance as of December 31, 2010.  As of September 30, 2011, we had issued $116.1 million of letters of credit, leaving $533.9 million available under our revolving credit facility.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

2011 Credit Facility

On October 19, 2011, we entered into a new, five-year $1.7 billion senior credit facility, our 2011 Credit Facility, which replaced our 2007 Credit Facility.  This new senior credit facility provides a term loan facility of $700.0 million and revolving credit facilities of $1.0 billion.  As part of this facility, we can borrow up to $400.0 million in various foreign currencies and have an option to increase the size of the revolving credit facility or obtain a term loan of up to an additional $1.0 billion from new or existing lenders.

Our 2011 Credit Facility matures on October 19, 2016 and our first quarterly principal payment is due on December 28, 2012.  We have an option to prepay the term loans at any time without penalty.  Following are maturities of the outstanding loans under our 2011 Credit Facility for each of the next five years.

(In millions)	Loans Outstanding under our 2011 Credit Facility
First year	$—
Second year	35.0
Third year	52.5
Fourth year	70.0
Fifth year	542.5
Total	$700.0

Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the Eurocurrency rate plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The initial interest rate on this new facility is 1.74%, which is comprised of the London Interbank Offered Rate (“LIBOR”) plus 150 basis points.

Under our 2011 Credit Facility, we are subject to financial covenants and other customary non-financial covenants.  Our financial covenants include a maximum consolidated leverage ratio, which is calculated by dividing total debt by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined below, and a minimum interest coverage ratio, which is calculated by dividing cash interest expense into EBITDA.  Both calculations are based on the financial data of our most recent four fiscal quarters.

For purposes of our 2011 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, income tax expense, and other non-cash items (including impairments of goodwill or intangible assets).  Consolidated EBITDA shall include pro-forma components of EBITDA attributable to any permitted acquisition consummated during the period of calculation.

Our 2011 Credit Facility contains restrictions, some of which apply only above specific thresholds, regarding indebtedness, liens, investments and acquisitions, contingent obligations, dividend payments, stock repurchases, asset sales, fundamental business changes, transactions with affiliates, and changes in fiscal year.

Our 2011 Credit Facility identifies various events of default and provides for acceleration of the obligations and exercise of other enforcement remedies upon default.  Events of default include our failure to make payments under the credit facility; cross-defaults; a breach of financial, affirmative and negative covenants; a breach of representations and warranties; bankruptcy and other insolvency events; the existence of unsatisfied judgments and attachments; dissolution; other events relating to the Employee Retirement Income Security Act; a change of control and invalidity of loan documents.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

Our 2011 Credit Facility is guaranteed by all of our existing and future domestic subsidiaries which, on an individual basis, represent more than 10% of either our consolidated domestic assets or consolidated domestic revenues.  If necessary, additional domestic subsidiaries will be included so that assets and revenues of subsidiary guarantors are equal at all times to at least 80% of our consolidated domestic assets and consolidated domestic revenues of our available domestic subsidiaries.

The proceeds from the 2011 Credit Facility were used to pay off our 2007 Credit Facility, which included outstanding term loans of $625.0 million and revolving line of credit in the amount of $50.0 million, and to pay the related refinancing costs.  We may use the remaining proceeds and any future borrowings from our 2011 Credit Facility for general corporate purposes, including funding working capital, making capital expenditures, funding acquisitions and repurchasing our common stock.

As a result of this refinancing, we reclassified the current portion of our 2007 Credit Facility in the amount of $295.8 million as “Long-term debt” on our Condensed Consolidated Balance Sheet as of September 30, 2011.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit line.  As of September 30, 2011 and December 31, 2010, we had outstanding amounts of $70.8 million and $62.8 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 2.48% and 2.32% as of September 30, 2011 and December 31, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of September 30, 2011 and December 31, 2010, we had $65.4 million and $62.8 million in lines of credit available under all foreign facilities, respectively.  As of September 30, 2011 and December 31, 2010, the total outstanding debt balance of our foreign credit lines was $26.3 million and $16.1 million, respectively.

Capital Leases.  As of September 30, 2011 and December 31, 2010, we had obligations under our capital leases of approximately $18.9 million and $19.4 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

NOTE 10.  FAIR VALUE OF DEBT INSTRUMENTS

2007 Credit Facility

As of September 30, 2011 and December 31, 2010, the estimated fair market values of term loans A and B were approximately $620.8 million and $621.7 million, respectively.  As of both September 30, 2011 and December 31, 2010, the carrying value of term loans A and B on our Condensed Consolidated Balance Sheets was $625.0 million.  The fair values of our term loans A and B were derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loans.

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	September 30,	December 31,
(In millions)	2011	2010
Billings in excess of costs and accrued earnings on contracts	$220.3	$167.8
Advance payments negotiated as a contract condition	39.4	57.9
Project-related legal liabilities and other project-related reserves	36.2	22.5
Estimated losses on uncompleted contracts	24.7	27.4
Normal profit liabilities	14.9	0.2
Total	$335.5	$275.8

NOTE 12.  INCOME TAXES

The reconciliation of our income tax expense and effective income tax rates for the nine months ended September 30, 2011 and October 1, 2010 is as follows:

	Nine Months Ended
	September 30, 2011		October 1, 2010 (1)
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate
			As Revised (2)
U.S. statutory rate applied to income (loss) before taxes	$(123.5)	35.0%	$139.3	35.0%
State taxes, net of federal benefit	5.4	(1.5%)	16.0	4.0%
Change in indefinite reinvestment assertion	—	—	(58.2)	(14.6%)
Adjustments to valuation allowances	14.4	(4.1%)	14.4	3.6%
Adjustments related to changing foreign tax credits to deductions	—	—	13.6	3.4%
Foreign income taxed at rates other than 35%	(19.6)	5.6%	(13.7)	(3.4%)
Goodwill impairment	192.9	(54.7%)	—	—
Exclusion of tax on noncontrolling interests	(22.1)	6.3%	(20.3)	(5.1%)
Other adjustments	(2.4)	0.6%	2.9	0.7%
Total income tax expense	$45.1	(12.8%)	94.0	23.6%

(1)
The 2010 nine-month period includes a decrease of $42.1 million resulting from our decision to indefinitely reinvest the earnings of all of our foreign subsidiaries, as part of our strategy to expand our business globally.

(2)	The prior period amounts have been revised as discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

As of September 30, 2011, our federal net operating loss (“NOL”) carryover was approximately $22.2 million.  These federal NOL carryovers expire in years 2020 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $370.8 million.  These state NOL carryovers expire in years 2011 through 2027.  There are also foreign NOL carryovers in various jurisdictions of approximately $441.3 million.  The majority of the foreign NOL carryovers have no expiration date.  At September 30, 2011, the federal, state and foreign NOL carryovers resulted in a deferred tax asset of $121.3 million with a valuation allowance of $105.8 million established against this tax asset.  None of the remaining deferred tax assets related to NOL carryovers is individually material.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

As of September 30, 2011, we have remaining tax-deductible goodwill of $336.0 million resulting from acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 12 years.  The tax deduction for goodwill for 2011 is expected to be approximately $89.4 million and is expected to be substantially lower beginning in 2015.

NOTE 13.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.

The components of our net periodic pension costs relating to our defined benefit plans for the three and nine months ended September 30, 2011 and October 1, 2010 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	September 30,	October 1,	September 30,	October 1,
(In millions)	2011	2010	2011	2010
Service cost	$1.7	$1.6	$0.1	$0.1
Interest cost	4.7	4.6	6.2	1.5
Expected return on plan assets	(4.1)	(3.9)	(5.8)	(1.4)
Amortization of:
Prior service costs	(0.8)	(0.8)	—	—
Net loss	1.8	0.9	—	—
Net periodic pension costs	$3.3	$2.4	$0.5	$0.2

	Nine Months Ended
	Domestic Plans		Foreign Plans
	September 30,	October 1,	September 30,	October 1,
(In millions)	2011	2010	2011	2010
Service cost	$5.1	$4.8	$0.3	$0.1
Interest cost	14.1	13.8	18.4	2.1
Expected return on plan assets	(12.3)	(11.8)	(17.2)	(1.7)
Amortization of:
Prior service costs	(2.4)	(2.4)	—	—
Net loss	5.4	2.7	—	—
Net periodic pension costs	$9.9	$7.1	$1.5	$0.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

During the three and nine months ended September 30, 2011, we made cash contributions, including employer-directed benefit payments, of $8.5 million and $33.4 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $7.2 million for the remainder of our 2011 fiscal year.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and nine months ended September 30, 2011 and October 1, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2011	2010	2011	2010
Interest cost	$0.5	$0.6	$1.5	$1.7
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.2)
Net periodic benefit costs	$0.4	$0.5	$1.2	$1.5

During the three and nine months ended September 30, 2011, we made employer-directed benefit payments of $0.8 million and $2.9 million, respectively, to the post-retirement benefit plans.  We expect to make cash contributions, including estimated employer-directed benefit payments, of approximately $1.1 million for the remainder of our 2011 fiscal year.

The information provided above does not include multi-employer plans in which we participate.

NOTE 14.  STOCKHOLDERS' EQUITY

Equity Incentive Plans

As of September 30, 2011, approximately 3.0 million shares had been issued as restricted stock awards and 0.2 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 1.8 million shares remained reserved for future grant under the 2008 Plan.

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three and nine months ended September 30, 2011 and October 1, 2010:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions, except average price paid per share)	2011	2010	2011	2010
Common stock repurchase shares	—	1.0	3.0	2.0
Average price paid per share	$—	$37.04	$45.58	$42.73
Common stock repurchase	$—	$37.0	$136.7	$85.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized for the three and nine months ended September 30, 2011 and October 1, 2010:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2011	2010	2011	2010
Stock-based compensation expense:
Restricted stock awards and units	$11.5	$11.4	$33.7	$32.0
Employee stock purchase plan	0.1	0.1	0.3	0.3
Stock-based compensation expense	$11.6	$11.5	$34.0	$32.3

Total income tax benefits recognized in our net income related to stock-based compensation expense	$4.4	$4.4	$13.0	$12.4

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

As of September 30, 2011, we had estimated unrecognized stock-based compensation expense of $84.9 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.6 years.  The following table summarizes the total fair value of vested shares, according to their contractual terms, and the grant date fair value of restricted stock awards and units granted during the nine months ended September 30, 2011 and October 1, 2010:

	September 30,	October 1,
(In millions)	2011	2010
Fair value of shares vested	$38.0	$38.2
Grant date fair value of restricted stock awards and units granted	$41.9	$42.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(continued)

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the nine months ended September 30, 2011, is presented below:

	Nine Months Ended
	September 30, 2011
		Weighted-
	Shares	Average Grant
	(in millions)	Date Fair Value
Nonvested at December 31, 2010	2.5	$42.92
Granted	1.0	$42.49
Vested	(0.9)	$41.89
Forfeited	(0.1)	$43.43
Nonvested at September 30, 2011	2.5	$43.11

Stock Options

A summary of the status and changes of the stock options, according to their contractual terms, is presented below:

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Options		Average	Contractual	Intrinsic Value
	(in millions)		Exercise Price	Term (in years)	(in millions)

Outstanding and exercisable at December 31, 2010	0.6		$23.38	2.62	$11.7
Exercised		(0.1)	$22.83
Forfeited/expired/cancelled	—	†	$18.77
Outstanding and exercisable at September 30, 2011	0.5		$23.50	2.00	$3.3

†   Represents fewer than fifty thousand shares.

The aggregate intrinsic value as of September 30, 2011 in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $29.66, which would have been received by the option holders had all option holders exercised their options on that date.

For the nine months ended September 30, 2011 and October 1, 2010, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $2.2 million and $2.7 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards or any unrecognized related expense.

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2011	2010	2011	2010
Revenues
Infrastructure & Environment (1)	$950.8	$818.2	$2,790.2	$2,344.4
Federal Services (2)	718.7	645.2	1,968.5	1,934.8
Energy & Construction	844.6	898.6	2,521.4	2,566.2
Inter-segment, eliminations and other	(42.4)	(21.9)	(128.3)	(48.5)
Total revenues	$2,471.7	$2,340.1	$7,151.8	$6,796.9
Equity in income (loss) of unconsolidated joint ventures
Infrastructure & Environment (1)	$0.4	$0.6	$2.5	$2.2
Federal Services (2)	1.5	1.5	4.6	4.3
Energy & Construction (3)	22.9	(14.5)	93.7	30.0
Total equity in income (loss) of unconsolidated joint ventures	$24.8	$(12.4)	$100.8	$36.5
Contribution (4)
Infrastructure & Environment (1)	$63.9	$71.5	$182.3	$182.0
Federal Services (2)	66.0	56.0	158.4	142.0
Energy & Construction	51.0	53.4	152.7	145.1
General and administrative expenses (5)	(27.5)	(30.3)	(86.8)	(81.9)
Total contribution	$153.4	$150.6	$406.6	$387.2
Operating income (loss)
Infrastructure & Environment (1)	$60.7	$66.4	$170.6	$172.3
Federal Services (2,6)	(307.1)	50.5	(225.5)	123.8
Energy & Construction (6)	(355.3)	66.8	(222.8)	180.7
General and administrative expenses (5)	(18.5)	(21.5)	(59.9)	(54.9)
Total operating income (loss) (6)	$(620.2)	$162.2	$(337.6)	$421.9
Depreciation and amortization
Infrastructure & Environment (1)	$13.9	$10.0	$40.4	$27.3
Federal Services (2)	7.9	5.5	19.2	16.3
Energy & Construction	13.6	13.8	41.2	43.9
Corporate and other	1.4	1.8	4.9	5.5
Total depreciation and amortization	$36.8	$31.1	$105.7	$93.0

(1)
The operating results of our acquisition of the Scott Wilson Group plc (“Scott Wilson”) were included in the three and nine months ended September 30, 2011, but partially included in the three and nine months ended October 1, 2010, as we completed the acquisition in September 2010.

(2)
The operating results of Apptis were included in the three months and partially included in the nine months ended September 30, 2011, but not in the three and nine months ended October 1, 2010, as we completed the acquisition in June 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

(3)
In October 2010, we received notice of a ruling on the priority of claims against a bankrupt client made by one of our unconsolidated joint ventures related to the SR-125 road project in California.  The judge ruled against our joint venture’s position, finding that its mechanic’s lien did not have priority over the senior lenders.  As a result of the court’s decision, we recorded a pre-tax non-cash asset impairment charge of $25.0 million in the third quarter of 2010.

(4)
We are providing information regarding segment contribution because management uses this information to assess performance and make decisions about resource allocation.  We define segment contribution as total segment operating income minus noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses, amortization of some, but not all, intangible assets, goodwill impairment, and other miscellaneous unallocated expenses.  Segment operating income represents net income before reductions for income taxes, noncontrolling interests and interest expense.

(5)	General and administrative expenses represent expenses related to corporate functions.

(6)	During the quarter ended September 30, 2011, we recorded a goodwill impairment charge of $798.1 million. See Note 8, “Goodwill” for more information.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Reconciliations of segment contribution to segment operating income for the three and nine months ended September 30, 2011 and October 1, 2010 are as follows:

	Three Months Ended September 30, 2011
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$63.9	$66.0	$51.0	$(27.5)	$153.4
Goodwill impairment	—	(367.4)	(430.7)	—	(798.1)
Noncontrolling interests	0.3	—	37.0	—	37.3
Amortization of intangible assets	—	(4.0)	(7.0)	—	(11.0)
Stock-based compensation expense	(3.6)	(1.6)	(3.9)	9.1	—
Other miscellaneous and unallocated expenses	0.1	(0.1)	(1.7)	(0.1)	(1.8)
Operating income (loss)	$60.7	$(307.1)	$(355.3)	$(18.5)	$(620.2)

	Three Months Ended October 1, 2010
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$71.5	$56.0	$53.4	$(30.3)	$150.6
Noncontrolling interests	(0.6)	—	26.8	—	26.2
Amortization of intangible assets	(0.7)	(4.0)	(7.0)	—	(11.7)
Stock-based compensation expense	(3.8)	(1.5)	(3.5)	8.8	—
Other miscellaneous and unallocated expenses	—	—	(2.9)	—	(2.9)
Operating income (loss)	$66.4	$50.5	$66.8	$(21.5)	$162.2

	Nine Months Ended September 30, 2011
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$182.3	$158.4	$152.7	$(86.8)	$406.6
Goodwill impairment	—	(367.4)	(430.7)	—	(798.1)
Noncontrolling interests	(0.5)	—	96.6	—	96.1
Amortization of intangible assets	—	(11.9)	(21.1)	—	(33.0)
Stock-based compensation expense	(10.1)	(4.4)	(11.0)	25.5	—
Other miscellaneous and unallocated expenses	(1.1)	(0.2)	(9.3)	1.4	(9.2)
Operating income (loss)	$170.6	$(225.5)	$(222.8)	$(59.9)	$(337.6)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

	Nine Months Ended October 1, 2010
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$182.0	$142.0	$145.1	$(81.9)	$387.2
Noncontrolling interests	2.1	—	74.0	—	76.1
Amortization of intangible assets	(0.9)	(11.9)	(21.2)	—	(34.0)
Stock-based compensation expense	(10.8)	(4.1)	(9.7)	24.6	—
Other miscellaneous and unallocated expenses	(0.1)	(2.2)	(7.5)	2.4	(7.4)
Operating income (loss)	$172.3	$123.8	$180.7	$(54.9)	$421.9

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	September 30,	December 31,
(In millions)	2011	2010
Infrastructure & Environment	$4.9	$3.8
Federal Services	3.6	4.8
Energy & Construction	86.3	56.9
Total investments in and advances to unconsolidated joint ventures	$94.8	$65.5

Infrastructure & Environment	$148.5	$136.1
Federal Services	38.8	30.4
Energy & Construction	71.3	83.3
Corporate	20.1	16.3
Total property and equipment, net of accumulated depreciation	$278.7	$266.1

Total assets by segment are as follows:

	September 30,	December 31,
(In millions)	2011	2010
Infrastructure & Environment	$2,328.4	$2,272.3
Federal Services	1,524.1	1,488.7
Energy & Construction	3,018.6	3,424.6
Corporate	5,173.3	5,589.7
Eliminations	(5,108.3)	(5,423.9)
Total assets	$6,936.1	$7,351.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Geographic Areas

Our revenues by geographic areas are shown below:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2011	2010	2011	2010
Revenues
United States	$2,173.9	$2,160.2	$6,242.4	$6,300.2
International	306.4	184.2	931.3	509.6
Eliminations	(8.6)	(4.3)	(21.9)	(12.9)
Total revenues	$2,471.7	$2,340.1	$7,151.8	$6,796.9

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

Our revenues from the U.S. Army and DOE for the three and nine months ended September 30, 2011 and October 1, 2010 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions, except percentages)	2011	2010	2011	2010
The U.S. Army (1)
Infrastructure & Environment	$35.8	$45.7	$108.3	$125.0
Federal Services	345.3	345.0	995.6	1,042.0
Energy & Construction	43.6	92.1	162.9	269.0
Total U.S. Army	$424.7	$482.8	$1,266.8	$1,436.0
Revenues from the U.S. Army as a percentage of our consolidated revenues	17%	21%	18%	21%

DOE
Infrastructure & Environment	$1.2	$1.5	$4.6	$3.9
Federal Services	9.5	2.2	18.7	11.4
Energy & Construction	359.0	337.4	985.9	864.5
Total DOE	$369.7	$341.1	$1,009.2	$879.8
Revenues from DOE as a percentage of our consolidated revenues	15%	15%	14%	13%

Revenues from the federal market sector as a percentage of our consolidated revenues	51%	50%	49%	49%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
(Continued)

Under the terms of the settlement, we received a complete release for all delays and liquidated damages incurred up to the settlement date.  As of September 30, 2011, we had received $28 million of settlement payments and we expect to receive the final settlement payment of $12 million upon the completion of the project.

We are currently completing the final start up and commissioning of the facility and addressing customer warranty claims related to the facility’s steam, fire protection, conveyor and backup electrical supply systems that were excluded from the August 23, 2010 settlement agreement.  Although we continue to pursue resolution, as a result of extended project delays, we have been experiencing higher than expected warranty costs as a result of equipment suppliers disputing their warranty obligations.

During the nine months ended September 30, 2011, in connection with the start up and commissioning activities and the warranty claims, we recognized losses of $19.4 million. We did not record any loss during the quarter ended September 30, 2011.  As of September 30, 2011, the cumulative project losses were approximately $107.1 million.

•
DOE Deactivation, Demolition, and Removal Project:  In December 2007, the DOE awarded WGI Ohio a cost-reimbursable task order to perform deactivation, demolition and removal of U.S. government nuclear research laboratory testing facilities at a site in New York State.  During 2010, the project experienced contamination and performance incidents.  In February 2011, WGI Ohio and the DOE executed a task order modification that changed the contractual terms from cost-reimbursable to at-risk.  Through September 30, 2011, WGI Ohio has recorded cumulative losses related to this project of $11.9 million, including an $11.1 million charge during the fiscal year ended December 31, 2010, and charges of $0.4 million and $4.6 million in the quarter and nine months ended September 30, 2011, respectively.

On September 1, 2011, the DOE issued WGI Ohio a preliminary notice of violation associated with the contamination incident in 2010 described above and proposed a civil penalty of $0.4 million (which included reductions for corrective actions by WGI Ohio).  On September 28, 2011, WGI Ohio responded to the DOE notice and voluntarily paid the penalty.

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

Guarantee Obligations and Commitments

As of September 30, 2011, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $0.9 million as of September 30, 2011.

We have guaranteed several of our foreign credit facilities and bank guarantee lines.  The aggregate amount of these guarantees was $50.8 million as of September 30, 2011.

As of September 30, 2011, we had $35.7 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page H76; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010, which was previously filed with the Securities and Exchange Commission.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended September 30, 2011

Consolidated revenues for the third quarter of 2011 were $2.5 billion, an increase of $131.6 million, or 5.6%, compared to the same period in 2010.  The increase was due to the acquisition of Scott Wilson Group plc (“Scott Wilson”) in September 2010 and the acquisition of Apptis Holdings, Inc. (“Apptis) in June 2011.  Scott Wilson, which we acquired in September 2010, generated $112.8 million and $31.6 million in revenues for the three months ended September 30, 2011 and October 1, 2010, respectively.  Apptis, which we acquired in June 2011, generated $78.6 million in revenues for the three months ended September 30, 2011.  During the quarter, revenues increased from our work in the federal and industrial and commercial market sectors, while we experienced a decline in revenues from our work in the infrastructure market sector.  Revenues in the power market sector were essentially flat compared to the same period last year.

During the quarter ended September 30, 2011, we recorded an estimated goodwill impairment charge of $798.1 million in five of our six reporting units due to the effects of the adverse equity market conditions that caused a decrease in market multiples and our market capitalization as a result of declines in our stock price.  We will finalize this estimate upon our completion of the goodwill impairment analysis in the fourth quarter of 2011.

Net loss attributable to URS for the third quarter of 2011 was $623.1 million compared with net income of $70.4 million during the third quarter of 2010, a decrease of 985.1%.

Cash Flows

During the nine months ended September 30, 2011, we generated $362.5 million in cash from operations.  Cash flows from operations increased by $9.0 million for the nine months ended September 30, 2011 compared with the same period in 2010.  This increase was primarily due to the timing of payments from clients on accounts receivable, project performance payments and vendor and subcontractor payments.  The increase was partially offset by higher income tax payments and higher defined benefit plan contributions.

On June 1, 2011, we acquired Apptis for a purchase price of approximately $259 million, net of cash acquired.

In addition, we had cash outflows of $136.7 million related to repurchases of our common stock for the nine months ended September 30, 2011.  During the first nine months of fiscal year 2011, we had a net borrowing of $50.0 million under our revolving line of credit.

Acquisition

On June 1, 2011, we completed the acquisition of Apptis.  The operating results of Apptis after the acquisition date are included in our condensed consolidated financial statements under the Federal Services business.  The operating results generated from this newly acquired business during this period were not material to our consolidated results for the three- and nine-month periods ended September 30, 2011.

Book of Business

As of September 30, 2011 and December 31, 2010, our total book of business was $29.0 billion and $29.1 billion, respectively.  Our backlog decreased primarily due to a delay in federal procurement activities in our federal market sector, as well as a $312 million reduction to reflect the early completion of our work eliminating chemical weapons stockpiles at a chemical agent disposal facility.  These decreases were partially offset by an addition of $780 million to our book of business resulting from our acquisition of Apptis and $787 million from contracts to retrofit coal-fired power plants with clean air technology to meet increasingly stringent emissions reduction mandates.  Please see Book of Business on page 44 for more information.

Business Trends

Given the current economic uncertainty, it is difficult to accurately predict the impact of continuing global economic weakness on our business or to forecast business trends.  Federal and state budget deficits, recently enacted federal debt ceiling legislation, the European debt crisis, weak prevailing economic conditions, and efforts made to address any of these issues, could negatively affect future federal expenditures, as well as expenditures by other public and private sector clients, on programs that we support.

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

Power

We expect revenues from our power market sector to be flat compared with our 2010 fiscal year.  However, we are seeing strong demand for our air quality control services, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  These projects enable utilities to comply with emissions reduction mandates, as well as consent decrees that many utilities have signed with state and federal regulators.

We also anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants because gas-fired power plants produce fewer emissions than coal-fired facilities and natural gas prices are low by historical standards.

In the nuclear power market, we expect utilities and regulators will take a more cautious approach to the development of new nuclear power plants following the event at the Fukushima Daiichi power plant in Japan.  At the same time, we anticipate that recommendations issued by the Nuclear Regulatory Commission for improving plant safety will increase demand for the nuclear technology services we provide.

Infrastructure

We expect revenues from our infrastructure market sector to be essentially flat for the 2011 fiscal year, compared to the 2010 fiscal year, due to decreased activity on a levee construction project, which experienced high levels of activity and generated higher revenues during the 2010 fiscal year.  In addition, the slow economic recovery continues to create budget challenges for U.S. federal and state governments, as well as for governments in many countries outside the U.S.  At the same time, the acquisition of Scott Wilson has expanded our infrastructure business outside the U.S., primarily in the U.K., continental Europe, India and China.  In India and China, where infrastructure spending remains at high levels, we anticipate increased funding for roadways, water systems and other public facilities.

Federal

We expect revenues from our federal market sector to increase for the 2011 fiscal year, compared to our 2010 fiscal year.  Although we have experienced delays in the federal procurement process and there is still uncertainty regarding future budget cuts, we expect revenues to increase from the specialized engineering and technical services we provide to the DOD in key markets, including chemical weapons demilitarization and global threat reduction.  In addition, as a result of our acquisition of Apptis, we expect to benefit from growing demand among our federal clients for outsourced IT services.

We also anticipate sustained funding for the types of environmental and nuclear management services we provide to the Department of Energy (“DOE”) and the U.K.’s Nuclear Decommissioning Authority (“NDA”).  The U.S. Senate recently approved legislation containing more than $3 billion for the budget line items that fund much of the types of our environmental management work we provide to the DOE.  In the U.K., we also expect to continue to benefit from stable funding for the types of work we perform for the NDA.  The U.K. coalition government recently allocated approximately $19 billion to the NDA over the next four years, including approximately $2.5 billion annually to support activities at the Sellafield nuclear complex, which is operated and managed by a URS-led joint venture.

Industrial and Commercial

We expect revenues from our industrial and commercial market sector to grow for the 2011 fiscal year, compared to the 2010 fiscal year.  We expect revenues will grow from the environmental and engineering work we perform under long-term Master Service Agreements (“MSAs”) with multinational clients.  The acquisition of Scott Wilson in September 2010 provides us with additional resources to support our MSA clients outside the U.S.  In addition, due to the sustained high level of oil prices, many of our clients in the oil & gas industry are moving forward with capital expenditure programs.  As a result, we are beginning to provide preliminary engineering and design services for new projects and projects that had previously been postponed.  We believe our ability to support the initial phases of these projects positions us well to capture larger assignments as they move into the engineering and construction phases.  In the manufacturing market, we continue to benefit from strong demand for the facilities management services we provide as clients continue to outsource these services to increase cost savings and maximize efficiency.

In the mining market, rising commodity prices, largely driven by demand from India and China, are creating new opportunities for our mining business, most notably in Australia.

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

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contracts we are awarded, particularly among clients in the federal sector.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the contract period.  Also, our government clients are increasingly using indefinite delivery contracts (“IDCs”), rather than traditional award contracts.  IDCs require that we engage in a competitive procurement process before any task orders are issued.  Additionally, the traditional award contracts we receive are tending to include fewer base years and more option years.  These trends change the relationship between backlog and revenues, resulting in smaller, shorter-term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.

We cannot determine if future climate change and greenhouse gas regulations would have a material impact on our business or our clients’ businesses at this time; however, any new regulations could affect demand for the services we provide to our clients.  For example, depending on future regulations, we could see reduced client demand for our services related to fossil fuel and industrial projects, and increased demand for services related to environmental, infrastructure and nuclear and alternative energy.

On August 2, 2011, federal legislation increasing the federal debt ceiling included potential future reductions in defense and other federal spending upon a recommendation by the Joint Select Committee on Deficit Reduction to further reduce the federal debt.  The adoption of significant cuts in federal government expenditures could limit the demand for some of the services we provide, including defense spending.

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

As of September 30, 2011 and December 31, 2010, our total book of business was $29.0 billion and $29.1 billion, respectively.  Our backlog decreased primarily due to a delay in federal procurement activities in our federal market sector, as well as a $312 million reduction to reflect the early completion of our work eliminating chemical weapons stockpiles at a chemical agent disposal facility.  These decreases were partially offset by an addition of $780 million to our book of business resulting from our acquisition of Apptis and $787 million from contracts to retrofit coal-fired power plants with clean air technology to meet increasingly stringent emissions reduction mandates.

The following tables summarize our book of business:

	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Total
As of September 30, 2011
Backlog	$3,266.7	$5,269.1	$7,475.0	$16,010.8
Option years	329.8	2,806.6	2,026.2	5,162.6
Indefinite delivery contracts	2,854.7	3,087.8	1,848.0	7,790.5
Total book of business	$6,451.2	$11,163.5	$11,349.2	$28,963.9

As of December 31, 2010
Backlog	$3,259.1	$6,002.2	$7,346.4	$16,607.7
Option years	342.6	2,288.1	2,117.7	4,748.4
Indefinite delivery contracts	3,436.3	3,208.9	1,071.2	7,716.4
Total book of business	$7,038.0	$11,499.2	$10,535.3	$29,072.5

	September 30,	December 31,
(In millions)	2011	2010
Backlog by market sector:
Power	$1,719.0	$1,407.7
Infrastructure	3,008.3	2,564.5
Industrial and commercial	1,427.4	1,347.3
Federal	9,856.1	11,288.2
Total backlog	$16,010.8	$16,607.7

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2011 Compared with the Three Months Ended October 1, 2010

Consolidated

	Three Months Ended
				Percentage
(In millions, except percentages and per share	September 30,	October 1,	Increase	Increase
amounts)	2011	2010	(Decrease)	(Decrease)
		As Revised (1)
Revenues	$2,471.7	$2,340.1	$131.6	5.6%
Cost of revenues	(2,300.1)	(2,136.5)	163.6	7.7%
General and administrative expenses	(18.5)	(21.5)	(3.0)	(14.0%)
Acquisition-related expenses	—	(7.5)	(7.5)	(100.0%)
Goodwill impairment	(798.1)	—	798.1	N/M
Equity in income (loss) of unconsolidated joint ventures	24.8	(12.4)	37.2	300.0%
Operating income (loss)	(620.2)	162.2	(782.4)	(482.4%)
Interest expense	(5.1)	(9.5)	(4.4)	(46.3%)
Income (loss) before income taxes	(625.3)	152.7	(778.0)	(509.5%)
Income tax expense (benefit)	39.5	(56.1)	(95.6)	(170.4%)
Net income (loss) including noncontrolling interests	(585.8)	96.6	(682.4)	(706.4%)
Noncontrolling interests in income of consolidated subsidiaries	(37.3)	(26.2)	11.1	42.4%
Net income (loss) attributable to URS	$(623.1)	$70.4	$(693.5)	(985.1%)

Diluted earnings (loss) per share	$(8.05)	$0.87	$(8.92)	(1025.3%)

N/M = Not meaningful

(1)
We have corrected the calculation and previously reported presentation of income tax expense, net income including noncontrolling interests and noncontrolling interests in income of consolidated subsidiaries by revising prior year amounts.  See Note 1, “Business, Basis of Presentation, and Accounting Policies” to our “Condensed Consolidated Financial Statements” included under Item 1 of this report for more detailed discussion.

The following table presents our consolidated revenues by market sector and reporting segment for the three months ended September 30, 2011 and October 1, 2010.

	Three Months Ended
				Percentage
	September 30,	October 1,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues
Power sector
Infrastructure & Environment	$40.1	$40.0	$0.1	0.2%
Federal Services	—	—	—	—
Energy & Construction	234.8	234.7	0.1	0.0%
Power Total	274.9	274.7	0.2	0.1%
Infrastructure sector
Infrastructure & Environment	376.1	343.0	33.1	9.7%
Federal Services	—	—	—	—
Energy & Construction	67.0	133.4	(66.4)	(49.8%)
Infrastructure Total	443.1	476.4	(33.3)	(7.0%)
Federal sector
Infrastructure & Environment	164.8	177.3	(12.5)	(7.1%)
Federal Services	718.5	644.9	73.6	11.4%
Energy & Construction	378.4	356.6	21.8	6.1%
Federal Total	1,261.7	1,178.8	82.9	7.0%
Industrial and Commercial sector
Infrastructure & Environment	341.1	249.3	91.8	36.8%
Federal Services	—	—	—	—
Energy & Construction	150.9	160.9	(10.0)	(6.2%)
Industrial and Commercial Total	492.0	410.2	81.8	19.9%
Total revenues, net of eliminations	$2,471.7	$2,340.1	$131.6	5.6%

Reporting Segments

	Infrastructure
(In millions, except	&	Federal	Energy &
percentages)	Environment (1)	Services (2)	Construction	Eliminations	Corporate	Total

Three months ended September 30, 2011
Revenues	$950.8	$718.7	$844.6	$(42.4)	$—	$2,471.7
Cost of revenues	(890.5)	(659.9)	(792.1)	42.4	—	(2,300.1)
General and administrative expenses	—	—	—	—	(18.5)	(18.5)
Goodwill impairment	—	(367.4)	(430.7)	—	—	(798.1)
Equity in income of unconsolidated joint ventures	0.4	1.5	22.9	—	—	24.8
Operating income (loss)	$60.7	$(307.1)	$(355.3)	$—	$(18.5)	$(620.2)

Three months ended October 1, 2010
Revenues	$818.2	$645.2	$898.6	$(21.9)	$—	$2,340.1
Cost of revenues	(744.9)	(596.2)	(817.3)	21.9	—	(2,136.5)
General and administrative expenses	—	—	—	—	(21.5)	(21.5)
Acquisition-related expenses	(7.5)	—	—	—	—	(7.5)
Equity in income (loss) of unconsolidated joint ventures	0.6	1.5	(14.5)	—	—	(12.4)
Operating income (loss)	$66.4	$50.5	$66.8	$—	$(21.5)	$162.2

Increase (decrease) for the three months ended September 30, 2011 and October 1, 2010
Revenues	$132.6	$73.5	$(54.0)	$20.5	$—	$131.6
Cost of revenues	145.6	63.7	(25.2)	20.5	—	163.6
General and administrative expenses	—	—	—	—	(3.0)	(3.0)
Acquisition-related expenses	(7.5)	—	—	—	—	(7.5)
Goodwill impairment	—	367.4	430.7	—	—	798.1
Equity in income of unconsolidated joint ventures	(0.2)	—	37.4	—	—	37.2
Operating income (loss)	$(5.7)	$(357.6)	$(422.1)	$—	$(3.0)	$(782.4)

Percentage increase (decrease) for the three months ended September 30, 2011 and October 1, 2010
Revenues	16.2%	11.4%	(6.0%)	93.6%	—	5.6%
Cost of revenues	19.5%	10.7%	(3.1%)	93.6%	—	7.7%
General and administrative expenses	—	—	—	—	(14.0%)	(14.0%)
Acquisition-related expenses	(100.0%)	—	—	—	—	(100.0%)
Goodwill impairment	—	N/M	N/M	—	—	N/M
Equity in income of unconsolidated joint ventures	(33.3%)	—	257.9%	—	—	300.0%
Operating income (loss)	(8.6%)	(708.1%)	(631.9%)	—	(14.0%)	(482.4%)

N/M = Not meaningful

(1)
The operating results of Scott Wilson were included in the three months ended September 30, 2011, but were only partially included in the three months ended October 1, 2010, commencing with the acquisition date of September 10, 2010.

(2)	The operating results of Apptis were included in the three months ended September 30, 2011, but not in the three months ended October 1, 2010, as we completed the acquisition in June 2011.

The Nine Months Ended September 30, 2011 Compared with the Nine Months Ended October 1, 2010

Consolidated

	Nine Months Ended
				Percentage
(In millions, except percentages and per share	September 30,	October 1,	Increase	Increase
amounts)	2011	2010	(Decrease)	(Decrease)
		As Revised (1)
Revenues	$7,151.8	$6,796.9	$354.9	5.2%
Cost of revenues	(6,731.2)	(6,345.0)	386.2	6.1%
General and administrative expenses	(59.9)	(54.9)	5.0	9.1%
Acquisition-related expenses	(1.0)	(11.6)	(10.6)	(91.4%)
Goodwill impairment	(798.1)	—	798.1	N/M
Equity in income of unconsolidated joint ventures	100.8	36.5	64.3	176.2%
Operating income (loss)	(337.6)	421.9	(759.5)	(180.0%)
Interest expense	(15.3)	(23.9)	(8.6)	(36.0%)
Income (loss) before income taxes	(352.9)	398.0	(750.9)	(188.7%)
Income tax expense	(45.1)	(94.0)	(48.9)	(52.0%)
Net income (loss) including noncontrolling interests	(398.0)	304.0	(702.0)	(230.9%)
Noncontrolling interests in income of consolidated subsidiaries	(96.1)	(76.1)	20.0	26.3%
Net income (loss) attributable to URS	$(494.1)	$227.9	$(722.0)	(316.8%)

Diluted earnings (loss) per share	$(6.36)	$2.79	$(9.15)	(328.0%)

N/M = Not meaningful

(1)
We have corrected the calculation and previously reported presentation of income tax expense, net income including noncontrolling interests and noncontrolling interests in income of consolidated subsidiaries by revising prior year amounts.  See Note 1, “Business, Basis of Presentation, and Accounting Policies” to our “Condensed Consolidated Financial Statements” included under Item 1 of this report for more detailed discussion.

The following table presents our consolidated revenues by market sector and reporting segment for the nine months ended September 30, 2011 and October 1, 2010.

	Nine Months Ended
				Percentage
	September 30,	October 1,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues
Power sector
Infrastructure & Environment	$141.3	$108.3	$33.0	30.5%
Federal Services	—	—	—	—
Energy & Construction	690.2	735.0	(44.8)	(6.1%)
Power Total	831.5	843.3	(11.8)	(1.4%)
Infrastructure sector
Infrastructure & Environment	1,166.3	1,033.9	132.4	12.8%
Federal Services	—	—	—	—
Energy & Construction	255.5	394.6	(139.1)	(35.3%)
Infrastructure Total	1,421.8	1,428.5	(6.7)	(0.5%)
Federal sector
Infrastructure & Environment	475.1	512.3	(37.2)	(7.3%)
Federal Services	1,967.8	1,933.4	34.4	1.8%
Energy & Construction	1,043.2	913.5	129.7	14.2%
Federal Total	3,486.1	3,359.2	126.9	3.8%
Industrial and Commercial sector
Infrastructure & Environment	948.6	664.5	284.1	42.8%
Federal Services	—	—	—	—
Energy & Construction	463.8	501.4	(37.6)	(7.5%)
Industrial and Commercial Total	1,412.4	1,165.9	246.5	21.1%
Total revenues, net of eliminations	$7,151.8	$6,796.9	$354.9	5.2%

Reporting Segments

	Infrastructure
(In millions, except	&	Federal	Energy &
percentages)	Environment (1)	Services (2)	Construction	Eliminations	Corporate	Total

Nine months ended September 30, 2011
Revenues	$2,790.2	$1,968.5	$2,521.4	$(128.3)	$—	$7,151.8
Cost of revenues	(2,622.0)	(1,830.3)	(2,407.2)	128.3	—	(6,731.2)
General and administrative expenses	—	—	—	—	(59.9)	(59.9)
Acquisition-related expenses	(0.1)	(0.9)	—	—	—	(1.0)
Goodwill impairment	—	(367.4)	(430.7)	—	—	(798.1)
Equity in income of unconsolidated joint ventures	2.5	4.6	93.7	—	—	100.8
Operating income (loss)	$170.6	$(225.5)	$(222.8)	$—	$(59.9)	$(337.6)

Nine months ended October 1, 2010
Revenues	$2,344.4	$1,934.8	$2,566.2	$(48.5)	$—	$6,796.9
Cost of revenues	(2,162.7)	(1,815.3)	(2,415.5)	48.5	—	(6,345.0)
General and administrative expenses	—	—	—	—	(54.9)	(54.9)
Acquisition-related expenses	(11.6)	—	—	—	—	(11.6)
Equity in income of unconsolidated joint ventures	2.2	4.3	30.0	—	—	36.5
Operating income (loss)	$172.3	$123.8	$180.7	$—	$(54.9)	$421.9

Increase (decrease) for the nine months ended September 30, 2011 and October 1, 2010
Revenues	$445.8	$33.7	$(44.8)	$79.8	$—	$354.9
Cost of revenues	459.3	15.0	(8.3)	79.8	—	386.2
General and administrative expenses	—	—	—	—	5.0	5.0
Acquisition-related expenses	(11.5)	0.9	—	—	—	(10.6)
Goodwill impairment	—	367.4	430.7	—	—	798.1
Equity in income of unconsolidated joint ventures	0.3	0.3	63.7	—	—	64.3
Operating income (loss)	$(1.7)	$(349.3)	$(403.5)	$—	$5.0	$(759.5)

Percentage increase (decrease) for the nine months ended September 30, 2011 and October 1, 2010
Revenues	19.0%	1.7%	(1.7%)	164.5%	—	5.2%
Cost of revenues	21.2%	0.8%	(0.3%)	164.5%	—	6.1%
General and administrative expenses	—	—	—	—	9.1%	9.1%
Acquisition-related expenses	(99.1%)	N/M	—	—	—	(91.4%)
Goodwill impairment	—	N/M	N/M	—	—	N/M
Equity in income of unconsolidated joint ventures	13.6%	7.0%	212.3%	—	—	176.2%
Operating income (loss)	(1.0%)	(282.1%)	(223.3%)	—	9.1%	(180.0%)

N/M = Not meaningful

(1)
The operating results of Scott Wilson were included in the nine months ended September 30, 2011, but were only partially included in the nine months ended October 1, 2010, commencing with the acquisition date of September 10, 2010.

(2)	The operating results of Apptis were partially included in the nine months ended September 30, 2011, but not in the nine months ended October 1, 2010, as we completed the acquisition in June 2011.

Revenues

Our consolidated revenues for the three months ended September 30, 2011 were $2.5 billion, an increase of $131.6 million, or 5.6%, compared with the three months ended October 1, 2010.  Revenues from our Infrastructure & Environment business for the three months ended September 30, 2011 were $950.8 million, an increase of $132.6 million, or 16.2%, compared with the three months ended October 1, 2010.  Scott Wilson, which we acquired in September 2010, generated $112.8 million for the Infrastructure & Environment business for the three months ended September 30, 2011.  For the comparable period in the prior year, Scott Wilson revenues of $31.6 million, commencing with the acquisition date, were only partially included in the Infrastructure & Environment’s results.  Revenues from our Federal Services business for the three months ended September 30, 2011 were $718.7 million, an increase of $73.5 million, or 11.4%, compared with the three months ended October 1, 2010.  Apptis, which we acquired in June 2011, generated $78.6 million for the Federal Services business for the three months ended September 30, 2011.  Revenues from our Energy & Construction business for the three months ended September 30, 2011 were $844.6 million, a decrease of $54.0 million, or 6.0%, compared with the three months ended October 1, 2010.

Our consolidated revenues for the nine months ended September 30, 2011 were $7.2 billion, an increase of $354.9 million, or 5.2%, compared with the nine months ended October 1, 2010.  Revenues from our Infrastructure & Environment business for the nine months ended September 30, 2011 were $2.8 billion, an increase of $445.8 million, or 19.0%, compared with the nine months ended October 1, 2010.  Scott Wilson generated $338.4 million for the Infrastructure & Environment business for the nine months ended September 30, 2011.  For the comparable period in the prior year, Scott Wilson revenues of $31.6 million, commencing with the acquisition date, were only partially included in the Infrastructure & Environment’s results.  Revenues from our Federal Services business for the nine months ended September 30, 2011 were $2.0 billion, an increase of $33.7 million, or 1.7%, compared with the nine months ended October 1, 2010.  Apptis generated $106.2 million for the Federal Services business for the nine months ended September 30, 2011.  Revenues from our Energy & Construction business for the nine months ended September 30, 2011 were $2.5 billion, a decrease of $44.8 million, or 1.7%, compared with the nine months ended October 1, 2010.

The revenues reported above are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues in each market sector is discussed below.

Power

Consolidated revenues from our power market sector for the three months ended September 30, 2011 were $274.9 million, an increase of $0.2 million, or 0.1%, compared with the three months ended October 1, 2010.  During the quarter, revenues increased from contracts to retrofit coal-fired power plants with clean air technology to meet increasingly stringent emissions reduction mandates and comply with consent decrees.  We also benefited from strong demand for the engineering, procurement and construction services we provide for the development of natural-gas power plants, as well as program management services for the upgrade of transmission and distribution systems.  In addition, revenues increased from the services we are providing for the development of new commercial power plants.  By contrast, revenues declined from the nuclear technology services we provide for the replacement of major components at existing nuclear power plants due to the completion of several projects that experienced high levels of activity in the comparable period in fiscal 2010.

Consolidated revenues from our power market sector for the nine months ended September 30, 2011 were $831.5 million, a decrease of $11.8 million, or 1.4%, compared with the nine months ended October 1, 2010.  Revenues in the power sector declined due to the completion of several major emissions control projects earlier in the year that experienced higher levels of activity and generated significant revenues in the comparable period in fiscal 2010.  Recently awarded emissions control projects are in early design stages, which are typically characterized by lower levels of activity and generate lower revenues.  Revenues also declined from the nuclear technology services we provide to increase the generating capacity and efficiency of existing nuclear power plants.  By contrast, we benefited from strong demand for the services we provide for the development of new nuclear power generating facilities.  Revenues also increased from projects involving the development of new gas-fired power plants, as well as the upgrade of transmission and distribution systems.

The Infrastructure & Environment business’ revenues from our power market sector for the three months ended September 30, 2011 were $40.1 million, an increase of $0.1 million, or 0.2%, compared with the three months ended October 1, 2010.  Scott Wilson generated $7.2 million in power market sector revenues during the three months ended September 30, 2011.  For the comparable period in the prior year, Scott Wilson recognized revenues of $2.5 million, from the date of the acquisition, September 10, 2010, through the end of the quarter. During the quarter, we also benefited from steady demand for the engineering, compliance, permitting and decommissioning services we provide to utilities.

The Infrastructure & Environment business’ revenues from our power market sector for the nine months ended September 30, 2011 were $141.3 million, an increase of $33.0 million, or 30.5%, compared with the nine months ended October 1, 2010.  Scott Wilson generated $20.3 million in power market sector revenues during the nine months ended September 30, 2011.  For the comparable period in the prior year, Scott Wilson recognized revenues of $2.5 million, from the date of the acquisition, September 10, 2010, through the end of the quarter. In addition, we continued to benefit from strong demand for the engineering, compliance, permitting and decommissioning services we provide to utilities.

The Energy & Construction business’ revenues from our power market sector for the three months ended September 30, 2011 were $234.8 million, essentially flat compared with the three months ended October 1, 2010.  During the three months ended September 30, 2011, revenues declined due to the completion of new fossil power generation projects, which accounted for a decrease of $22.1 million; a decline in activity at an on-going air quality control services project, which accounted for a decrease in revenues of $28.5 million; and a decline in activity at a new gas power generation project, which accounted for a decrease in revenues of $17.1 million.  We also experienced a decline in major component replacement projects and other related services performed at nuclear power plants, which accounted for a decrease in revenues of $12.5 million, as well as a $14.0 million decrease in revenues due to the completion of projects involving the retrofit of coal-fired power plants with clean air technologies.  These decreases were partially offset by revenue increases of $86.2 million from new projects and increases in revenues of $14.5 million due to higher activity at a nuclear power generation project.

The Energy & Construction business’ revenues from our power market sector for the nine months ended September 30, 2011 were $690.2 million, a decrease of $44.8 million, or 6.1%, compared with the nine months ended October 1, 2010.  The decline in revenues was primarily due to the completion of new fossil power generation projects, which accounted for a decrease of $118.7 million; a decline in activity at an on-going air quality control services project, which accounted for a decrease in revenues of $36.4 million; and a decline in major component replacement projects and other related services performed at nuclear power plants, which accounted for a decrease of $41.6 million in revenues.  In addition, we also experienced a $69.7 million decrease in revenues due to the completion of projects involving the retrofit of coal-fired power plants with clean air technologies.  These decreases were partially offset by revenue increases of $162.0 million from new projects; a $43.2 million increase due to higher activity at a new nuclear power generation project; and an $18.9 million increase at an on-going gas power generation plant.

Infrastructure

Consolidated revenues from our infrastructure market sector for the three months ended September 30, 2011 were $443.1 million, a decrease of $33.3 million, or 7.0%, compared with the three months ended October 1, 2010.  The decline in infrastructure revenues was primarily due to decreased activity on a levee construction project in Louisiana, which is nearing completion, as well as decreased activity on a light rail and dam construction project.  This decrease was offset in part by the growth of our infrastructure business outside of North America as a result of the acquisition of Scott Wilson.  During the quarter, Scott Wilson generated $61.5 million in revenues from the infrastructure market sector.  For the comparable period in the prior year, Scott Wilson revenues of $26.3 million, commencing with the acquisition date, were only partially included in the Infrastructure & Environment’s results.  We also benefited from sustained demand for the services we provide to expand and modernize surface transportation, rail transportation, and ports and harbors.

Consolidated revenues from our infrastructure market sector for the nine months ended September 30, 2011 were $1.4 billion, a decrease of $6.7 million, or 0.5%, compared with the nine months ended October 1, 2010.  The decline in revenues was primarily due to decreased activity on a levee construction project in Louisiana, which is nearing completion, as well as decreased activity on a light rail operations and maintenance contract and a dam construction project.  These decreases were offset in part by the growth of our infrastructure business outside of North America as a result of the acquisition of Scott Wilson.  For the nine months ended September 30, 2011, Scott Wilson generated $204.8 million in revenues from the infrastructure market sector.  For the comparable period in the prior year, Scott Wilson revenues of $26.3 million, commencing with the acquisition date, were only partially included in the Infrastructure & Environment’s results.  We also benefited from sustained demand for the services we provide to expand and modernize surface transportation, rail transportation, and ports and harbors.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the three months ended September 30, 2011 were $376.1 million, an increase of $33.1 million, or 9.7%, compared with the three months ended October 1, 2010.  The increase in revenues was primarily due to the growth of our infrastructure business outside the U.S. as a result of the acquisition of Scott Wilson in September 2010.  During the quarter, Scott Wilson generated revenues of $61.5 million.  For the comparable period in the prior year, Scott Wilson recognized revenues of $26.3 million, from the date of the acquisition, September 10, 2010, through the end of the quarter.  During the quarter, we also benefitted from strong demand for the services we provide to expand and modernize surface and rail transportation infrastructure.  By contrast, revenues declined from projects to expand and modernize air transportation, and health care and educational facilities.

The Infrastructure & Environment business’ revenues from our infrastructure market sector for the nine months ended September 30, 2011 were $1.2 billion, an increase of $132.4 million, or 12.8%, compared with the nine months ended October 1, 2010.  The increase in revenues was primarily due to the growth of our infrastructure business outside the U.S. as a result of the acquisition of Scott Wilson in September 2010.  During the nine months ended September 30, 2011, Scott Wilson generated revenues of $204.8 million.  For the comparable period in the prior year, Scott Wilson recognized revenues of $26.3 million, from the date of the acquisition, September 10, 2010, through the end of the quarter.

For the nine months ended September 30, 2011, we benefited from strong demand for the engineering and construction services we provide to expand and modernize surface and rail transportation infrastructure.  By contrast, revenues declined from projects involving improvements to air transportation, and health care and educational facilities.

The Energy & Construction business’ revenues from our infrastructure market sector for the three months ended September 30, 2011 were $67.0 million, a decrease of $66.4 million, or 49.8%, compared with the three months ended October 1, 2010.  The decline in revenues was primarily due to a $40.9 million decrease on a levee construction project, which is nearing completion; a $7.9 million decrease due to lower activity at an on-going dam construction project; and the completion of other projects, which accounted for a decrease of $6.9 million.  We also experienced a $5.2 million decrease in revenues due to lower activity on a project to operate and maintain a light rail transit line in New Jersey.

The Energy & Construction business’ revenues from our infrastructure market sector for the nine months ended September 30, 2011 were $255.5 million, a decrease of $139.1 million, or 35.3%, compared with the nine months ended October 1, 2010.  The decline in revenues was primarily due to a $93.2 million decrease on a levee construction project, which is nearing completion; a $15.9 million decrease due to lower activity at an on-going dam construction project; and the completion of other projects, which accounted for a decrease of $26.3 million.  We also experienced an $8.0 million decrease in revenues due to lower activity on a project to operate and maintain a light rail transit line in New Jersey.  In addition, revenues declined $9.6 million as a result of the reclassification of projects from the infrastructure market sector to the federal market sector.  These decreases were partially offset by an increase of $20.2 million due to a settlement agreement reached on a light rail construction project.

Federal

Consolidated revenues from our federal market sector for the three months ended September 30, 2011 were $1.3 billion, an increase of $82.9 million, or 7.0%, compared with the three months ended October 1, 2010.  Apptis generated $78.6 million for the Federal Services business for the three months ended September 30, 2011 from assignments providing IT services to federal agencies.  Revenues also increased from the environmental and nuclear management services we provide to the DOE involving the storage, treatment and disposal of radioactive waste.  In addition, we benefited from strong demand for our work managing chemical weapons demilitarization programs, as well as the global threat reduction services we provide to secure, dismantle and eliminate weapons of mass destruction.  By contrast, revenues declined from services we provide to the DOD to modernize aging weapons systems, develop new systems, and maintain and repair military vehicles and aircraft.  During the quarter, revenues also decreased from projects to provide engineering and construction services for the development of military infrastructure, compared to the same period in fiscal 2010.

Consolidated revenues from our federal market sector for the nine months ended September 30, 2011 were $3.5 billion, an increase of $126.9 million, or 3.8%, compared with the nine months ended October 1, 2010.  Apptis generated $106.2 million for the Federal Services business for the nine months ended September 30, 2011 from assignments providing IT services to federal agencies.  For the nine months ended September 30, 2011, we also continued to benefit from strong demand for the environmental and nuclear management services we provide to the DOE involving the storage, treatment and disposal of radioactive waste.  In addition, revenues increased from our work managing chemical demilitarization programs, as well as from the global threat reduction services we provide to secure, dismantle and eliminate weapons of mass destruction.  By contrast, revenues declined from the services we provide to the DOD to modernize aging weapons systems, develop new systems, and maintain and repair military vehicles and aircraft.  Revenues also decreased from projects to provide engineering and construction services for the development of military infrastructure, compared to the same period in fiscal 2010.

The Infrastructure & Environment business’ revenues from our federal market sector for the three months ended September 30, 2011 were $164.8 million, a decrease of $12.5 million, or 7.1%, compared with the three months ended October 1, 2010.  The decline in revenues was primarily due to the completion of large task orders under existing DOD contracts for the design and construction of military infrastructure at installations in the U.S. and overseas, which experienced high levels of activity and generated higher revenues during the comparable period in 2010.  While these task orders have been replaced by other design-build projects, the newly awarded projects are in early design stages, which are typically characterized by lower levels of activity and generate lower revenues.  By contrast, revenues increased from the disaster response services we provide to the Federal Emergency Management Agency (“FEMA”), following several incidents including tornado damage in Alabama and flooding caused by Hurricane Irene.

The Infrastructure & Environment business’ revenues from our federal market sector for the nine months ended September 30, 2011 were $475.1 million, a decrease of $37.2 million, or 7.3%, compared with the nine months ended October 1, 2010.  The decline in revenues was primarily due to the completion of large engineering and construction task orders under existing DOD contracts for the design and construction of military infrastructure at installations in the U.S. and overseas, which experienced high levels of activity and generated higher revenues during the comparable period in 2010.  While these task orders have been replaced by similar design-build projects, the newly awarded projects are in early design stages, which are typically characterized by lower levels of activity and generate lower revenues.  The decline was partially offset by an increase in revenues from the engineering, construction and environmental services we provide to other U.S. federal government agencies, including the General Services Administration, the Department of State, the Department of the Interior and the U.S. Postal Service.

The Federal Services business’ revenues from our federal market sector for the three months ended September 30, 2011 were $718.5 million, an increase of $73.6 million, or 11.4%, compared with the three months ended October 1, 2010.  The increase in revenues during the three months ended September 30, 2011 was due to the growth of our federal IT business as a result of the acquisition of Apptis, which generated $78.6 million for the quarter.  Revenues also increased from our work managing chemical weapons demilitarization programs, as well as from the global threat reduction services we provide to secure, dismantle and eliminate weapons of mass destruction in countries worldwide.  In addition, we continued to benefit from steady demand for the operations and installations management support we provide at space flight centers.  By contrast, we experienced a decline in demand for the services we provide to the DOD to modernize aging weapons systems, develop new systems, and maintain and repair military aircraft, ground vehicles and other equipment.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts, as well as decreased U.S. military activity in the Middle East.

The Federal Services business’ revenues from our federal market sector for the nine months ended September 30, 2011 were $2.0 billion, an increase of $34.4 million, or 1.8%, compared with the nine months ended October 1, 2010.  The increase in revenues was due to the growth of our federal IT business as a result of the acquisition of Apptis, which generated $106.2 million for the nine months ended September 30, 2011.  Revenues also increased from our work managing chemical weapons demilitarization programs, as well as from the global threat reduction services we provide to secure, dismantle and eliminate weapons of mass destruction in countries worldwide.  In addition, we benefited from steady demand for the operations and installations management support we provide at space flight centers.  By contrast, revenues declined from the services we provide to the DOD to modernize aging weapons systems, develop new systems, and maintain and repair military aircraft, ground vehicles and other equipment.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts, as well as decreased U.S. military activity in the Middle East.

The Energy & Construction business’ revenues from our federal market sector for the three months ended September 30, 2011 were $378.4 million, an increase of $21.8 million, or 6.1%, compared with the three months ended October 1, 2010.  The increase was primarily driven by higher revenue on a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which accounted for an increase of $31.0 million; an $18.4 million increase related to higher activity on a DOE nuclear cleanup project; and a $16.4 million increase related to higher activity on a DOE deactivation, demolition and removal project.  These increases were partially offset by decreases of $25.8 million due to lower activity on the construction of a DOE waste treatment facility and a $17.4 million decrease from lower activities in other on-going projects.

The Energy & Construction business’ revenues from our federal market sector for the nine months ended September 30, 2011 were $1.0 billion, an increase of $129.7 million, or 14.2%, compared with the nine months ended October 1, 2010.  The increase was primarily driven by higher revenue on a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which accounted for an increase of $102.4 million and higher revenue on a DOE nuclear cleanup project, which accounted for an increase of $23.2 million.  Revenues also increased by $31.5 million and $14.2 million, respectively, due to increased activity on a DOE deactivation, demolition and removal project and a federal energy technology laboratory project, respectively.  A market sector reclassification from infrastructure to federal also resulted in an increase of $9.6 million.  These increases were partially offset by a decrease of $45.9 million due to lower activity on the construction of a DOE waste treatment facility.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the three months ended September 30, 2011 were $492.0 million, an increase of $81.8 million, or 19.9%, compared with the three months ended October 1, 2010.  Scott Wilson generated $44.1 million in revenues from the industrial and commercial market sector during the three months ended September 30, 2011.  For the comparable period in the prior year, Scott Wilson recognized revenues of $2.8 million, from the date of the acquisition, September 10, 2010, through the end of the quarter.  During the quarter, revenues increased from the engineering and environmental services we provide under MSAs to multinational corporations, particularly among clients in the oil and gas industry.  We also benefited from increased demand for the facilities management services we provide to our clients in the manufacturing industry as they continued to outsource these services to help save cost and maximize the efficiency of their operations.  Revenues also increased from the engineering, environmental and construction services we provide to clients in the mining industry.  By contrast, we experienced a decline in revenues from the completion of several large-scale contracts involving the construction of oil and gas facilities that have not been replaced by comparable projects.

Consolidated revenues from our industrial and commercial market sector for the nine months ended September 30, 2011 were $1.4 billion, an increase of $246.5 million, or 21.1%, compared with the nine months ended October 1, 2010.  Scott Wilson generated $113.3 million in revenues from the industrial and commercial market sector during the nine months ended September 30, 2011.  For the comparable period in the prior year, Scott Wilson recognized revenues of $2.8 million, from the date of the acquisition, September 10, 2010, through the end of the quarter.  We also continued to benefit from the strong demand for the engineering and environmental services we provide under MSAs to multinational corporations, particularly among clients in the oil and gas industry.  In the manufacturing industry, we benefited from increased activity on facilities management contracts as our clients continued to outsource these services.  Revenues also increased from the engineering, environmental and construction services we provide to clients in the mining industry.  By contrast, we experienced a decline in revenues from the completion of several large-scale contracts for oil and gas clients that have not been replaced by comparable projects.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the three months ended September 30, 2011 were $341.1 million, an increase of $91.8 million, or 36.8%, compared with the three months ended October 1, 2010.  Scott Wilson generated $44.1 million in revenues from the industrial and commercial market sector during the three months ended September 30, 2011.  For the comparable period in the prior year, Scott Wilson revenues of $2.8 million, commencing with the acquisition date, were only partially included in the Infrastructure & Environment’s results.  During the quarter, we benefited from increased demand for the environmental and engineering work we provide under MSAs with multinational corporations.  In addition, the sustained high level of oil prices is causing many clients in the oil and gas industry to increase capital spending and move forward with projects that had previously been deferred.  Revenues also increased from the engineering, environmental and construction services we provide to mining clients.  As a result of higher commodity prices for metals and mineral resources, many of our mining clients are expanding their operations to meet growing demand.

The Infrastructure & Environment business’ revenues from our industrial and commercial market sector for the nine months ended September 30, 2011 were $948.6 million, an increase of $284.1 million, or 42.8%, compared with the nine months ended October 1, 2010.  Scott Wilson generated $113.3 million in revenues from the industrial and commercial market sector during the nine months ended September 30, 2011.  For the comparable period in the prior year, Scott Wilson revenues of $2.8 million, commencing with the acquisition date, were only partially included in the Infrastructure & Environment’s results.  Revenues also increased from the environmental and engineering work we provide under MSAs with multinational corporations.  In addition, as a result of the sustained high level of oil prices, many clients in the oil and gas industry are increasing capital spending.  In addition, we benefited from strong demand for the engineering, environmental and construction services we provide to mining clients.  As a result of higher commodity prices for metals and mineral resources, many of our mining clients are expanding their operations to meet growing demand.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the three months ended September 30, 2011 were $150.9 million, a decrease of $10.0 million, or 6.2%, compared with the three months ended October 1, 2010.  The decrease was primarily due to the completion and wind down of oil and gas and mining projects, which accounted for $25.9 million of the decrease.  These decreases were partially offset by an increase of $12.6 million from higher activity at an industrial construction project.

The Energy & Construction business’ revenues from our industrial and commercial market sector for the nine months ended September 30, 2011 were $463.8 million, a decrease of $37.6 million, or 7.5%, compared with the nine months ended October 1, 2010.  The decrease was primarily due to the completion and wind down of oil and gas and mining projects, which accounted for $62.7 million of the decrease.  These decreases were partially offset by increases in revenues due to higher activity at an industrial construction project of $16.1 million and from on-going projects of $6.2 million.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, increased by 7.7% for the three months ended September 30, 2011 compared with the three months ended October 1, 2010.  Our consolidated cost of revenues increased by 6.1% for the nine months ended September 30, 2011 compared with the nine months ended October 1, 2010.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.  Consolidated cost of revenues as a percent of revenues increased from 91.3% for the three months ended October 1, 2010 to 93.1% for the three months ended September 30, 2011.  Consolidated cost of revenues as a percent of revenues increased from 93.4% for the nine months ended October 1, 2010 to 94.1% for the nine months ended September 30, 2011.  See “Operating Income” for further discussion.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the nine months ended September 30, 2011 were $1.0 million, which related primarily to our acquisition of Apptis in June 2011.  Our consolidated acquisition-related expenses for the three and nine months ended October 1, 2010 were $7.5 million and $11.6 million, respectively, which related to our acquisition of Scott Wilson in 2010.  Our acquisition-related expenses generally include legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended September 30, 2011 decreased by 14.0% compared with the three months ended October 1, 2010.  Consolidated G&A expenses as a percent of revenues was 0.7% for the three months ended September 30, 2011, compared to 0.9% for the three months ended October 1, 2010.  The decrease was primarily due to decreases in employee benefits, partially offset by an increase in IT maintenance expenses and additional legal costs associated with the refinancing of our Credit Facility.

Our consolidated G&A expenses for the nine months ended September 30, 2011 increased by 9.1% compared with the nine months ended October 1, 2010.  Consolidated G&A expenses as a percent of revenues was 0.8% for both the nine months ended September 30, 2011 and October 1, 2010.  The increase in G&A expenses was due to increases in expenses for employee benefits and the reversal, in the second quarter of fiscal year 2010, of a payroll tax accrual related to a prior acquisition.  In addition, there was an increase in audit fees resulting from the addition of Scott Wilson, an increase in IT consulting expenses, and an increase in legal expenses.  These increases were partially offset by net foreign currency gains recorded in the first nine months of 2011.

Goodwill Impairment

During the quarter ended September 30, 2011, we performed an interim goodwill impairment test due to declines in our stock price and recognized an impairment charge of $798.1 million affecting five of our six reporting units.  The impairment charge is based on a preliminary estimate and the second step of the impairment test will be completed during the fourth quarter of 2011.  Once completed, there may be a material adjustment to the goodwill impairment charge recorded on our Condensed Consolidated Statements of Operations.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the three months ended September 30, 2011 increased by $37.2 million or 300.0% compared with the three months ended October 1, 2010.  Our consolidated equity in income of unconsolidated joint ventures for the nine months ended September 30, 2011 increased by $64.3 million or 176.2% compared with the nine months ended October 1, 2010.  The variances for the three-month and nine-month periods were attributable primarily to the Energy & Construction business’ unconsolidated joint ventures as discussed below.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the three months ended September 30, 2011 increased by $37.4 million or 257.9% compared with the three months ended October 1, 2010.  The increase was due primarily to:

•	a $25.0 million increase due to a charge taken in the three months ended October 1, 2010 on a Southern California highway project as a result of an adverse court ruling;

•	a $4.1 million increase resulting from higher earnings on our nuclear maintenance, operations and cleanup projects in the U.K; and

•	a $4.0 million increase due to higher earnings related to performance incentives at a DOE nuclear cleanup project.

The Energy & Construction business’ equity in income of unconsolidated joint ventures for the nine months ended September 30, 2011 increased by $63.7 million or 212.3% compared with the nine months ended October 1, 2010.  The increase was due primarily to:

•	a $23.5 million increase resulting from higher earnings on our nuclear maintenance, operations and cleanup projects in the U.K.; and

•
a $34.5 million increase resulting from a $25.0 million charge taken in the prior year comparable period versus a $9.5 million favorable claim settlement on a Southern California highway project in the current period.

Operating Income (Loss)

Our consolidated operating loss for the three months ended September 30, 2011 was $620.2 million, a decrease of $782.4 million, or 482.4%, compared with operating income for the three months ended October 1, 2010.

Our consolidated operating loss for the nine months ended September 30, 2011 was $ 337.6 million, a decrease of $759.5 million, or 180.0%, compared with operating income for the nine months ended October 1, 2010.

The operating loss for the three and nine months ended September 30, 2011 was the result of a  $798.1 million goodwill impairment charge recorded this quarter.  This charge was partially offset by operating income resulting from the increases in revenues and equity in income of unconsolidated joint ventures described above.  See the detailed discussion in operating income by segment below.

The Infrastructure & Environment business’ operating income for the three months ended September 30, 2011 decreased by $5.7 million or 8.6% compared with the three months ended October 1, 2010.  The decrease in operating income was caused by increases in the use of subcontractors and purchase of project-related material that provide lower profit margins than activities performed directly by our employees.  In addition, slow economic activity and systems integration-related costs in the U.K. led to an increase in overhead costs as a percentage of revenues (excluding acquisition-related expenses) from 29.3% to 30.9% for the three months ended October 1, 2010 and September 30, 2011, respectively.  These increases in expenses were partially offset by a reduction in acquisition expenses of $7.5 million that we incurred during the corresponding period last year related to our acquisition of Scott Wilson.  Operating income as a percentage of revenues was 6.4% for the three months ended September 30, 2011 compared to 8.1% for the three months ended October 1, 2010.

The Infrastructure & Environment business’ operating income for the nine months ended September 30, 2011 decreased by $1.7 million or 1.0% compared with the nine months ended October 1, 2010.  The decrease in operating income was caused by increases in the use of subcontractors and purchase of project-related material that provide lower profit margins than activities performed directly by our employees.  In addition, slow economic activity and systems integration-related costs in the U.K. led to an increase in overhead costs as a percentage of revenues (excluding acquisition-related expenses) from 31.5% to 32.8% for the nine months ended October 1, 2010 and September 30, 2011, respectively. These increases in costs were partially offset by acquisition expenses of $11.6 million, which we incurred during the corresponding period last year, related to our acquisition of Scott Wilson.  Operating income as a percentage of revenues was 6.1% for the nine months ended September 30, 2011 compared to 7.3% for the nine months ended October 1, 2010.

The Federal Service business’ operating loss for the three months ended September 30, 2011 was  $307.1 million, a decrease of  $357.6 million, or 708.1%, compared with operating income for the three months ended October 1, 2010.  The loss was the result of a $367.4 million goodwill impairment charge recorded in the quarter ended September 30, 2011.  In addition to this charge, delayed awards of new task orders under existing contracts also contributed to the decrease in operating income.  These decreases were partially offset by increases in operating income resulting from our acquisition of Apptis in June 2011 and the recognition of performance-based incentive fees on various projects.  Operating income (loss) as a percentage of revenues was (42.7)% for the three months ended September 30, 2011 compared to 7.8% for the three months ended October 1, 2010.

The Federal Service business’ operating loss for the nine months ended September 30, 2011 was $ 225.5 million, a decrease of $349.3 million, or 282.1%, compared with operating income for the nine months ended October 1, 2010.  The loss was the result of a $367.4 million goodwill impairment charge recorded in the quarter ended September 30, 2011.  In addition to this charge, delayed awards of new task orders under existing contracts also contributed to the decrease in operating income.  These decreases were partially offset by increases in operating income resulting from our acquisition of Apptis in June 2011 and the recognition of performance-based incentive fees on various projects.  Operating income (loss) as a percentage of revenues was (11.5)% for the nine months ended September 30, 2011 compared to 6.4% for the nine months ended October 1, 2010.

The Energy & Construction business’ operating loss for the three months ended September 30, 2011 was $355.3 million, a decrease of $422.1 million, or 631.9%, compared with operating income for the three months ended October 1, 2010.  The loss was the result of a $430.7 million goodwill impairment charge recorded in the quarter ended September 30, 2011.  As a percentage of revenues, operating income (loss) was (42.1)% for the three months ended September 30, 2011 compared to 7.4% for the three months ended October 1, 2010.  In addition to the goodwill impairment charge, the decrease in operating income was also due to:

•	a $9.2 million decrease resulting from lower activity on an air quality control services project; and

•	a $5.5 million decrease resulting from completed projects.

These decreases were partially offset by:

•	a $25.0 million increase due to a charge taken in the prior year comparable period on a Southern California highway project as a result of an adverse court ruling.

The Energy & Construction business’ operating loss for the nine months ended September 30, 2011 was $222.8 million, a decrease of $403.5 million, or 223.3%, compared with operating income for the three months ended October 1, 2010.  The decline in operating income was the result of a $430.7 million goodwill impairment charge recorded in the quarter ended September 30, 2011.  As a percentage of revenues, operating income (loss) was (8.8)% for the nine months ended September 30, 2011 compared to 7.0% for the nine months ended October 1, 2010.  In addition to the goodwill impairment charge, the decrease in operating income was also due to:

•	an $18.4 million decrease resulting from a higher loss recorded in the current year compared to the prior year on a common sulfur project;

•	a $20.4 million decrease resulting from completed projects;

•	a $10.0 million decrease resulting from a one-time schedule incentive recognized in the nine months ended October 1, 2010 on a clean air project;

•	an $11.7 million decrease in major component replacement projects performed at nuclear power plants; and

•	a $4.6 million charge recorded in the current year on a DOE deactivation, demolition and removal project.

These decreases were partially offset by:

•
a $34.5 million increase resulting from a $25.0 million charge taken in the prior year comparable period versus a $9.5 million favorable claim settlement on a Southern California highway project in the current period;

•	a $23.5 million increase resulting from higher earnings on two nuclear maintenance, operations and cleanup projects in the U.K.;

•	an $11.1 million increase due to higher earnings on a DOE nuclear cleanup project;

•	a $10.5 million increase resulting from cost savings on an air quality control services project; and

•	a $9.7 million increase resulting from favorable performance and contract negotiations on a levee construction project.

Interest Expense

Our consolidated interest expense for the three months ended September 30, 2011 decreased by $4.4 million or 46.3% compared with the three months ended October 1, 2010.  This decrease was primarily due to the fact that we incurred interest expense on a floating-for-fixed interest rate swap, which matured on December 31, 2010, for the three months ended October 1, 2010.  We did not have a similar interest rate instrument in 2011.  In addition, we had lower debt balances in fiscal 2011.

Our consolidated interest expense for the nine months ended September 30, 2011 decreased by $8.6 million or 36.0% compared with the nine months ended October 1, 2010.  This decrease was primarily due to the fact that we incurred interest expense on a floating-for-fixed interest rate swap, which matured on December 31, 2010, for the nine months ended October 1, 2010.  We did not have a similar interest rate instrument in 2011.  This decrease was partially offset by adjustments to interest expense related to our uncertain tax positions in 2010.  In addition, we had lower debt balances in fiscal 2011.

Income Tax Expense

The reconciliation of our income tax expense and effective income tax rates for the nine months ended September 30, 2011 and October 1, 2010 is as follows:

	Nine Months Ended
	September 30, 2011		October 1, 2010 (1)
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate
			As Revised (2)
U.S. statutory rate applied to income (loss) before taxes	$(123.5)	35.0%	$139.3	35.0%
State taxes, net of federal benefit	5.4	(1.5%)	16.0	4.0%
Change in indefinite reinvestment assertion	—	—	(58.2)	(14.6%)
Adjustments to valuation allowances	14.4	(4.1%)	14.4	3.6%
Adjustments related to changing foreign tax credits to deductions	—	—	13.6	3.4%
Foreign income taxed at rates other than 35%	(19.6)	5.6%	(13.7)	(3.4%)
Goodwill impairment	192.9	(54.7%)	—	—
Exclusion of tax on noncontrolling interests	(22.1)	6.3%	(20.3)	(5.1%)
Other adjustments	(2.4)	0.6%	2.9	0.7%
Total income tax expense	$45.1	(12.8%)	94.0	23.6%

(1)
The 2010 nine-month period included a decrease of $42.1 million resulting from our decision to indefinitely reinvest the earnings of all of our foreign subsidiaries, as part of our strategy to expand our business globally.

(2)
The prior period amounts have been revised as discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	September 30,	October 1,
(In millions)	2011	2010
Cash flows from operating activities	$362.5	$353.5
Cash flows from investing activities	(339.9)	(289.5)
Cash flows from financing activities	(169.3)	(228.1)

Overview

During the nine months ended September 30, 2011, our primary sources of liquidity were collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings from lines of credit.  Our primary uses of cash were to fund business acquisitions, working capital, income tax payments, and capital expenditures; to service our debt; to repurchase our common stock; and to make distributions to the noncontrolling interests in our consolidated joint ventures.

Our cash flows from operations are primarily impacted by fluctuations in working capital, which is affected by numerous factors, including the billing and payment terms of our contracts, stage of completion of contracts performed by us, the timing of payments to vendors, subcontractors, and joint ventures, changes in income tax and interest payments, and unforeseen events or issues that may have an impact on our working capital.

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At September 30, 2011 and December 31, 2010, restricted cash, included in “Other current assets” on our Condensed Consolidated Balance Sheets, was $21.3 million and $28.0 million, respectively.  As of September 30, 2011 and December 31, 2010, cash and cash equivalents included $115.0 million and $85.6 million, respectively, of cash held by our consolidated joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary sources of cash inflows from operations.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of September 30, 2011 and December 31, 2010, significant unapproved change orders and claims, which are included in costs and accrued earnings in excess of billings on contracts, collectively represented approximately 2% of our gross accounts receivable and accrued earnings in excess of billings on contracts.

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

As of September 30, 2011 and December 31, 2010, our receivable allowances represented 1.95% and 1.89%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of September 30, 2011 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivable allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients and meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of September 30, 2011 and December 31, 2010 were $335.5 million and $275.8 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 74 days as of December 31, 2010 to 76 days as of September 30, 2011, which is primarily due to the timing of payments from clients on our accounts receivable.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, pay income taxes, as well as to service our debt, for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 16, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, which may adversely affect our liquidity and capital resources.

Operating Activities

The increase in cash flows from operating activities for the nine months ended September 30, 2011, compared to the nine months ended October 1, 2010, was primarily due to the timing of payments from clients on accounts receivable, project performance payments, and vendor and subcontractor payments.  The increase was partially offset by higher income tax payments and higher defined benefit plan contributions.

Investing Activities

Cash flows used for investing activities of $339.9 million during the nine months ended September 30, 2011 consisted of the following significant activities:

•	payments for business acquisitions, net of cash acquired, and for exercised shares in connection with a prior business acquisition, of $278.8 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $61.7 million; and

•	disbursements related to advances to unconsolidated joint ventures of $12.6 million.

Cash flows used for investing activities of $289.5 million during the nine months ended October 1, 2010 consisted of the following significant activities:

•	payments for our acquisition of Scott Wilson, net of cash acquired, of $288.0 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $34.1 million; and

•
$16.5 million in net change in restricted cash balance primarily due to restrictions on cash balance of $28.4 million that collateralize the five-year loan notes (“Loan Notes”) that we issued to shareholders of Scott Wilson as an alternative to cash consideration.

These cash flows were partially offset by:

•	maturity of short-term investments of $30.2 million; and

•	consolidation of joint ventures, which resulted in a $20.7 million increase to the cash balance at the beginning of our 2010 fiscal year.

For the remainder of fiscal year 2011, we expect to incur approximately $13 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows used for financing activities of $169.3 million during the nine months ended September 30, 2011 consisted of the following significant activities:

•	repurchases of our common stock of $136.7 million;

•	net borrowing from revolving line of credit of $50.0 million;

•	distributions to noncontrolling interests of $77.5 million; and

•	net change in overdrafts of $18.2 million.

Cash flows used for financing activities of $228.1 million during the nine months ended October 1, 2010 consisted of the following significant activities:

•	repurchases of our common stock of $85.5 million;

•	payments of $75.0 million on the term loans under our 2007 Credit Facility; and

•	distributions to noncontrolling interests of $71.7 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments followed by narrative descriptions as of September 30, 2011:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of September 30, 2011:
2007 Credit Facility (1)	$625.0	$—	$37.5	$587.5	$—	$—
Revolving line of credit	50.0	—	50.0	—	—	—
Capital lease obligations (2)	18.9	8.2	7.1	3.6	—	—
Notes payable, foreign credit lines and other indebtedness	70.8	62.7	6.1	2.0	—	—
Total debt	764.7	70.9	100.7	593.1	—	—
Operating lease obligations (2)	600.7	144.7	219.9	132.1	104.0	—
Pension and other retirement plans funding requirements (3)	461.2	75.6	71.1	79.3	235.2	—
Interest (4)	94.5	13.8	37.2	39.3	4.2	—
Purchase obligations (5)	17.9	8.6	9.3	—	—	—
Asset retirement obligations (6)	8.2	1.2	2.6	0.4	4.0	—
Other contractual obligations (7)	28.6	6.2	—	—	—	22.4
Total contractual obligations	$1,975.8	$321.0	$440.8	$844.2	$347.4	$22.4

(1)
Amounts shown exclude unamortized debt issuance costs of $3.0 million for our 2007 Credit Facility.  On October 19, 2011, we entered into a new five-year $1.7 billion senior credit facility (“2011 Credit Facility”), which replaced our 2007 Credit Facility.  In the table above, we have classified the current portion of our 2007 Credit Facility as long term and have presented the repayment amounts by period based upon the 2011 Credit Facility maturity schedule.  See “2011 Credit Facility” section for the new maturity schedule on page 70.

(2)	For capital lease obligations, amounts shown exclude interest of $1.3 million. Operating leases are predominantly real estate leases.

(3)	Amounts consist of estimated pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our 2011 Credit Facility and our international credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the 2011 Credit Facility or international credit facilities, our ability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.

As of September 30, 2011, we had $116.1 million in standby letters of credit outstanding under our 2007 Credit Facility, which was replaced by our 2011 Credit Facility in October 2011, and $35.7 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $0.9 million as of September 30, 2011.

•	We have guaranteed several of our foreign credit facilities and bank guarantee lines. The aggregate amount of these guarantees was $50.8 million as of September 30, 2011.

•	We have guaranteed the obligations of our U.K. defined benefit plans. As of December 31, 2010, the net underfunded obligation was $72.8 million.

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

2007 Credit Facility

As of both September 30, 2011 and December 31, 2010, the outstanding balance of term loan A was $490.0 million at interest rates of 1.24% and 1.26%, respectively.  As of both September 30, 2011 and December 31, 2010, the outstanding balance of term loan B was $135.0 million at interest rates of 2.49% and 2.51%, respectively.

Under the terms of our 2007 Credit Facility, our next scheduled payment would have been due in March 2012.  Our 2007 Credit Facility was replaced by our 2011 Credit Facility as discussed in more detail below.  The proceeds from our 2011 Credit Facility were used to pay off our 2007 Credit Facility, which included outstanding term loans of $625.0 million and a revolving line of credit in the amount of $50.0 million.

Revolving Line of Credit

We had an outstanding debt balance of $50.0 million on our revolving line of credit with an interest rate of 1.19% as of September 30, 2011, but did not have an outstanding balance as of December 31, 2010.  As of September 30, 2011, we had issued $116.1 million of letters of credit, leaving $533.9 million available under our revolving credit facility.

2011 Credit Facility

On October 19, 2011, we entered into a new, five-year $1.7 billion senior credit facility, our 2011 Credit Facility, which replaced our 2007 Credit Facility.  This new credit facility provides a term loan facility of $700.0 million and revolving credit facilities of $1.0 billion.  As part of this facility, we can borrow up to $400.0 million in various foreign currencies and have an option to increase the size of the revolving credit facility or obtain a term loan of up to an additional $1.0 billion from new or existing lenders.

Our 2011 Credit Facility matures on October 19, 2016 and our first quarterly principal payment is due on December 28, 2012.  We have an option to prepay the term loans at any time without penalty.  Following are maturities of the outstanding loans under our 2011 Credit Facility for each of the next five years:

(In millions)	Loans Outstanding under our 2011 Credit Facility
First year	$—
Second year	35.0
Third year	52.5
Fourth year	70.0
Fifth year	542.5
Total	$700.0

Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the Eurocurrency rate plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The initial interest rate on this new facility is 1.74%, which is comprised of the London Interbank Offered Rate (“LIBOR”) plus 150 basis points.  As specified by our 2011 Credit Facility, we are required to maintain ratings from both Standard and Poor's and Moody's Investor Services.  During the third quarter of 2011, both Standard and Poor's and Moody's Investor Services upgraded our credit ratings to BBB- and Baa3, respectively.

Under our 2011 Credit Facility, we are subject to financial covenants and other customary non-financial covenants.  Our financial covenants include a maximum consolidated leverage ratio, which is calculated by dividing total debt by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined below, and a minimum interest coverage ratio, which is calculated by dividing cash interest expense into EBITDA.  Both calculations are based on the financial data of our most recent four fiscal quarters.

For purposes of our 2011 Credit Facility, consolidated EBITDA is defined as consolidated net income attributable to URS plus interest, depreciation and amortization expense, income tax expense, and other non-cash items (including impairments of goodwill or intangible assets).  Consolidated EBITDA shall include pro-forma components of EBITDA attributable to any permitted acquisition consummated during the period of calculation.

Our 2011 Credit Facility contains restrictions, some of which apply only above specific thresholds, regarding indebtedness, liens, investments and acquisitions, contingent obligations, dividend payments, stock repurchases, asset sales, fundamental business changes, transactions with affiliates, and changes in fiscal year.

Our 2011 Credit Facility identifies various events of default and provides for acceleration of the obligations and exercise of other enforcement remedies upon default.  Events of default include our failure to make payments under the credit facility; cross-defaults; a breach of financial, affirmative and negative covenants; a breach of representations and warranties; bankruptcy and other insolvency events; the existence of unsatisfied judgments and attachments; dissolution; other events relating to the Employee Retirement Income Security Act; a change of control and invalidity of loan documents.

Our 2011 Credit Facility is guaranteed by all of our existing and future domestic subsidiaries which, on an individual basis, represent more than 10% of either our consolidated domestic assets or consolidated domestic revenues.  If necessary, additional domestic subsidiaries will be included so that assets and revenues of subsidiary guarantors are equal at all times to at least 80% of our consolidated domestic assets and consolidated domestic revenues of our available domestic subsidiaries.

The proceeds from the new credit facility were used to pay off our 2007 Credit Facility, which included outstanding term loans of $625.0 million and revolving line of credit in the amount of $50.0 million, and to pay the related refinancing costs.  We may use the remaining proceeds and any future borrowings from our 2011 Credit Facility for general corporate purposes, including funding working capital, making capital expenditures, funding acquisitions and repurchasing our common stock.

As a result of this refinancing, we reclassified the current portion of our 2007 Credit Facility in the amount of $295.8 million as “Long-term debt” on our Condensed Consolidated Balance Sheet as of September 30, 2011.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit lines.  As of September 30, 2011 and December 31, 2010, we had outstanding amounts of $70.8 million and $62.8 million, respectively, in notes payable, Loan Notes and foreign lines of credit.  The weighted-average interest rates of the notes payable were approximately 2.48% and 2.32% as of September 30, 2011 and December 31, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of September 30, 2011 and December 31, 2010, we had $65.4 million and $62.8 million in lines of credit available under these facilities, respectively.  As of September 30, 2011 and December 31, 2010, the total outstanding debt balance of our foreign credit lines was $26.3 million and $16.1 million, respectively.

Capital Leases.  As of September 30, 2011 and December 31, 2010, we had obligations under our capital leases of approximately $18.9 million and $19.4 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of September 30, 2011 and December 31, 2010, we had obligations under our operating leases of approximately $600.7 million and $600.3 million, respectively, consisting primarily of real estate leases.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  There were no material changes to these critical accounting policies during the nine months ended September 30, 2011.

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

An accounting standard update regarding fair value measurement was issued to conform the definition of fair value and common requirements for measurement of and disclosure about fair value under U.S. GAAP and International Financial Reporting Standards.  The amended standard also clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable Level 3 inputs.  The standard update is effective for us beginning with our first interim period of fiscal year 2012.  We do not expect the adoption of the standard to have a material impact on our condensed consolidated financial statements.

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

An accounting standard update related to goodwill impairment testing was issued.  The update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount.  If an entity determines it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary.  The update will become effective for us beginning with our first interim period of fiscal year 2012, but early adoption is allowed.  We have not determined when we will adopt this accounting standard; however, we do not expect the adoption of the standard to have a material impact on our condensed consolidated financial statements.

An accounting standard related to the presentation of other comprehensive income was issued to increase the prominence of items reported in other comprehensive income.  The amended standard requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and other disclosures.  This standard will become effective for us beginning with the first quarter of fiscal year 2012; however, early adoption is permitted.  We have partially adopted the standard and will adopt it fully no later than the first quarter of our 2012 fiscal year.  As this accounting standard only requires enhanced disclosure, the adoption of this standard will not significantly impact our condensed consolidated financial statements.

An accounting standard update was issued related to disclosure requirements for multiemployer pension plans and multiemployer plans that provide postretirement benefits other than pensions.  The update requires employers participating in either of these types of plans, if they are significant plans, to provide additional quantitative and qualitative disclosures on an annual basis with more detailed information regarding an employer’s involvement in the plans, financial health of the plans and the nature of the employer commitments to the plan.  This standard will become effective for us for the fiscal year ending December 30, 2011.  This update affects only disclosures, not accounting.  Therefore, we do not expect any impact on our consolidated financial statements from the adoption of this guidance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility, which replaced our 2007 Credit Facility in October 2011.  Based on the outstanding indebtedness of $700.0 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.2 million.  As market rates are at historically low levels, the rate used to calculate our interest expense cannot drop by the full 1% as our current variable margin is 0.24%.  If our variable margin rate drops by 0.24%, it would lower our net-of-tax interest expense by approximately $1.0 million.  This analysis is computed taking into account the current outstanding balances of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.  We had a foreign currency translation loss of $21.9 million and a foreign currency translation gain of $21.6 million for the three months ended September 30, 2011 and October 1, 2010, respectively.  We had a foreign currency translation loss of $3.2 million and a foreign currency translation gain of $15.2 million for the nine months ended September 30, 2011 and October 1, 2010, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 16, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of these recent changes in our legal proceedings, which Note is incorporated herein by reference.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which has resulted and may continue to result in delaying, curtailing or canceling proposed and existing projects.  In fiscal years 2010 and 2011, our clients were affected by the weak economic conditions caused by the declines in the global overall economy and constraints in the credit market.  As a result, some clients delayed, curtailed or cancelled proposed and existing projects and may continue to do so.  For example, as of September 30, 2011, our book of business declined compared to the end of our fiscal year 2010, particularly in our backlog from our federal market sector.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets, particularly in light of the downgrade by Standard & Poor’s of U.S. sovereign debt.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

The recently approved federal debt ceiling legislation could significantly reduce government demand for the services we provide.

Congressional negotiations during July and August leading to the debt ceiling legislation and related concerns regarding the ability of government to address critical economic issues, together with the announcement by Standard & Poor’s of the downgrading of its rating on U.S. sovereign debt, resulted in significant and continuing financial market and economic disruptions.  On August 2, 2011, federal legislation increasing the federal debt ceiling included significant reductions in spending, a substantial portion of which is related to defense spending.  Moreover, further spending cutbacks, including severe reductions in defense spending, could result from the efforts, or the failure of efforts, by the Joint Select Committee on Deficit Reduction to reduce the federal debt mandated by the second phase of the debt ceiling legislation.  Any significant reduction in federal government expenditures could reduce government demand for the services we provide, including defense spending and could have a material adverse effect on our results of operation and financial condition.

If our goodwill or intangible assets become impaired, then our profits will be reduced.

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, this quarter, a decline in our stock price and market capitalization triggered an impairment test that caused us to estimate and recognize a goodwill impairment charge of $798.1 million.  In addition, since goodwill impairment calculations are based on estimates, it is possible that we may need to take additional goodwill impairment charges in the future.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.3 billion as of September 30, 2011.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.  We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist.  Examples of such events are significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value; a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of September 30, 2011, our book of business was estimated at approximately $29.0 billion, which included $16.0 billion of our backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 49% of our total revenues for the nine months ended September 30, 2011.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and Department of Defense (“DOD”) security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 16, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

A portion of our environmental business involves the planning, design, program management, construction and construction management, and operation and maintenance of pollution control and nuclear facilities, hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”) and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of cleanup could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

Revenues from our federal market sector represented approximately 49% of our total revenues for the nine months ended September 30, 2011.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

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

Revenues from our federal market sector represented 49% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 28% of our total revenues for the nine months ended September 30, 2011.  The new legislation passed in August 2011 includes significant reductions in federal government spending over a ten-year period.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the nine months ended September 30, 2011, our equity in income of unconsolidated joint ventures amounted to $100.8 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

The federal government and some clients have increased the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative losses of approximately $107.1 million as of September 30, 2011.  If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability and volatility of our earnings as well as have a material adverse impact on our business and earnings.

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

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of December 31, 2010, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $254.1 million.  See Note 13, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 for additional disclosure.  This amount does not include any potential obligations we may owe under multi-employer plans.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

A multi-employer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies.  Our collective bargaining agreements with unions typically require us to contribute to many multi-employer pension plans.  For the year ended December 31, 2010, we contributed approximately $46.5 million to participate in various multi-employer pension plans.  Under the Employee Retirement Income Security Act, an employer who contributes to a multi-employer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multi-employer pension plan’s unfunded vested benefit.  If we terminate or withdraw from a multi-employer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund that plan’s unfunded vested benefit, which could materially and adversely affect our financial results.  However, we are unable to estimate any potential amounts, if any.

Our outstanding indebtedness could adversely affect our liquidity, cash flows and financial condition.

Our outstanding balance under the 2011 Credit Facility is $700.0 million.  This level of debt might:

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

We rely primarily on our ability to generate cash from operations to service our indebtedness in the future.  If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing.  If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances.  Our 2011 Credit Facility limits our ability to sell assets and also restricts our use of the proceeds from any such sale.  If we default on our debt obligations, our lenders could require immediate repayment of our entire outstanding debt.  If our lenders require immediate repayment on the entire principal amount, we will not be able to repay them in full, and our inability to meet our debt obligations could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

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

Restrictive covenants in our 2011 Credit Facility may restrict our ability to pursue business strategies.

Our 2011 Credit Facility and our other outstanding indebtedness include covenants potentially limiting our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our 2011 Credit Facility;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates; and

•	sell or exchange assets.

Our 2011 Credit Facility also requires that we maintain various financial ratios, which we may not be able to achieve.  The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

Our international operations are subject to a number of risks that could significantly reduce our profits and revenues or subject us to criminal and civil enforcement actions.

As a multinational company, we derived 13% of our revenues from international operations for the nine months ended September 30, 2011.  International business is subject to a variety of risks, including:

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

As of September 30, 2011, approximately 14% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

The following table provides information for the three months ended September 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our third quarter of 2011:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
		(b)	Purchased as Part	that May Yet be
	(a) Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
	Purchased (1)	per Share	or Programs (2)	Programs (2)
(In millions, except average price paid per share)

July 2, 2011 – July 29, 2011	—	$—	—	—
July 30, 2011 – August 26, 2011	—	—	—	—
August 27, 2011 – September 30, 2011	— †	32.86	—	5.0
Total	—		—	5.0

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On February 25, 2011, our Board of Directors authorized an increase in the number of our common shares that we may repurchase in fiscal year 2011 from 3.0 million shares to 8.0 million shares.  The repurchase program expires at the end of fiscal 2014.  During the nine months ended September 30, 2011, we repurchased an aggregate of 3.0 million shares of our common stock.

†	Represents less than half a million shares.

Our 2011 Credit Facility permits unlimited dividend payments and stock repurchases if no default has occurred and our Consolidated Leverage Ratio is equal to or less than 1.50:1.00.  However, if no default has occurred and the above Consolidated Leverage Ratio is not obtained, then our dividend payments and stock repurchases are limited to $150 million per fiscal year and the sum of fifty percent of our net income and equity offering proceeds raised from third parties since October 19, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	11/9/2008
3.02	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	12/5/2010
4.1	Credit Agreement dated as of October 19, 2011, entered into by and among URS Corporation and its subsidiaries, a syndicate of lenders party thereto and Wells Fargo Bank, National Association as administrative agent for the lenders.	8-K	4.1	10/20/2011
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X*
101.INS	XBRL Instance Document.				X#
101.SCH	XBRL Taxonomy Extension Schema Document.				X#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X#

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

URS CORPORATION

Dated: November 8, 2011	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President, Controller and Chief Accounting Officer

Exhibit No.	Description
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

96