Form 10-K
period 2011-12-30
URS CORP /NEW/
filed 2012-02-27
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to _____________

Commission file number 1-7567
___________________

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

The aggregate market value of the common stock of the registrant held by non-affiliates on February 20, 2012 and July 1, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,211.5 million and $3,534.7 million, respectively, based upon the closing sales price of the registrant’s common stock on such dates as reported in the consolidated transaction reporting system.  On February 20, 2012 and July 1, 2011, there were 76,321,172 shares and 79,606,275 shares of the registrant’s common stock outstanding, respectively.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

URS CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; future acquisition of Flint Energy Services Ltd.; future backlog and book of business conversion and debookings; future income tax payments and deductions; future stock-based compensation expenses; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments; future capital expenditures and commitments; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; changes in our book of business; our compliance with government contract procurement regulations; impairment of our goodwill; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 40, Risk Factors beginning on page 18, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

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

We provide our services through three reporting segments, which we refer to as our Infrastructure & Environment, Federal Services and Energy & Construction Divisions.  Our Infrastructure & Environment Division provides a wide range of program management, planning, design, engineering, construction and construction management, and operations and maintenance services to a variety of U.S. and international government agencies and departments, as well as to private sector clients.  Our Federal Services Division provides program management, planning, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure services to U.S. federal government agencies, primarily the Department of Defense (“DOD”), the National Aeronautics and Space Administration (“NASA”), and the Department of Homeland Security (“DHS”).  Our Energy & Construction Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to U.S. and international government agencies and departments, as well as to private sector clients.

On June 1, 2011, we completed the acquisition of Apptis Holdings, Inc. (“Apptis”).  Apptis provides IT services to the U.S. federal government.  The addition of Apptis expands our capabilities in the federal IT market.  At the close of the transaction, Apptis’ operations became part of our Federal Services Division.

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

Clients, Market Sectors and Services

We serve public agencies and private sector companies worldwide through our global network of offices including locations in the Americas, the United Kingdom (“U.K.”), continental Europe, the Middle East, India, China, Australia and New Zealand.  Our clients include U.S. federal government agencies, national governments of other countries, state and local government agencies both in the U.S. and in other countries, and private sector clients representing a broad range of industries.  See Note 15, “Segment and Related Information,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for financial information regarding geographic areas.

Our expertise is focused in four market sectors:  power, infrastructure, federal, and industrial and commercial.  Within these markets, we offer a broad range of services, including program management; planning, design and engineering; systems engineering and technical assistance; IT services; construction and construction management; operations and maintenance; and decommissioning and closure.

The following chart and table illustrate the percentage of our revenues by market sector for the year ended December 30, 2011, and representative services we provide in each of these markets.

2011 Revenues by Market Sector

Market Sector
Representative Services	Power	Infrastructure	Federal	Industrial & Commercial
Program Management	✓	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓	✓
Systems Engineering and Technical Assistance	—	—	✓	—
Information Technology Services	—	—	✓	—
Construction and Construction Management	✓	✓	✓	✓
Operations and Maintenance	✓	✓	✓	✓
Decommissioning and Closure	✓	—	✓	✓

✓      the service is provided in the market sector.
—      the service is not provided in the market sector.

Market Sectors

The following table summarizes the primary market sectors served by our three divisions for the year ended December 30, 2011.

Division
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

Our project expertise in our infrastructure market sector encompasses services related to the following:

•	Highways, interchanges, bridges, tunnels and toll road facilities;

•	Intelligent transportation systems, such as traffic management centers;

•	Airport terminals, hangars, cargo facilities and people movers;

•	Air traffic control towers, runways, taxiways and aircraft fueling systems;

•	Baggage handling, baggage screening and other airport security systems;

•	Light rail, subways, bus rapid transit systems, commuter/intercity railroads, heavy rail and high-speed rail systems;

•	Rail transportation structures, including terminals, stations, multimodal facilities, parking facilities, bridges and tunnels;

•	Piers, wharves, seawalls, recreational marinas and small craft harbors;

•	Container terminals, liquid and dry bulk terminals and storage facilities;

•	Water supply, storage, distribution and treatment systems;

•	Municipal wastewater treatment and sewer systems;

•	Dams, levees, watershed and stormwater management, flood control systems and coastal restoration;

•	Education, judicial, correctional, healthcare, retail, sports and recreational facilities; and

•	Industrial, manufacturing, research and office facilities.

Federal

As a major contractor to the U.S. federal government and national governments of other countries, we serve a wide variety of government departments and agencies, including the DOD, DHS, Department of Energy (“DOE”), as well as the General Services Administration, the Environmental Protection Agency (“EPA”), NASA and other federal agencies.  We also serve departments and agencies of other national governments, such as the U.K. Nuclear Decommissioning Authority (“NDA”).  Our services range from program management; planning, design and engineering; systems engineering and technical assistance; and IT services to construction and construction management; operations and maintenance; and decommissioning and closure.

We modernize weapons systems, refurbish military vehicles and aircraft, train pilots and manage military and other government installations.  We provide logistics support for military operations and help decommission former military bases for redevelopment.  In the area of global threat reduction, we support programs to eliminate nuclear, chemical and biological weapons, and we assist the DOE and other nuclear regulatory agencies outside the U.S. in the management of complex programs and facilities.  We also provide a wide range of IT services to both defense and civilian agencies to improve the efficiency and productivity of their IT networks and systems, and to combat cyber security threats.

Our project expertise in our federal market sector encompasses the following:

•	Operation and maintenance of complex government installations, including military bases and test ranges;

•	Logistics support for government supply and distribution networks, including warehousing, packaging, delivery and traffic management;

•	Weapons system design, maintenance and modernization, including acquisition support for new defense systems, and engineering and technical assistance for the modernization of existing systems;

•	Maintenance planning to extend the service life of weapons systems and other military equipment;

•	Maintenance, modification and overhaul of military aircraft and ground vehicles;

•	Training military pilots;

•	Management and operations and maintenance services for complex DOE and NDA programs and facilities;

•	Deactivation, decommissioning and disposal of nuclear weapons stockpiles and other nuclear waste;

•	Safety analyses for high-hazard facilities and licensing for DOE sites;

•	Threat assessments of public facilities and the development of force protection and security systems;

•	Planning and conducting emergency preparedness exercises;

•	First responder training for the military and other government agencies;

•	Management and operations and maintenance of chemical agent and chemical weapon disposal facilities;

•	Installation of monitoring technology to detect the movement of nuclear and radiological materials across national borders;

•	Planning, design and construction of aircraft hangars, barracks, military hospitals and other government buildings;

•	Environmental remediation and restoration for the redevelopment of military bases and other government installations; and

•	Network and communications engineering, software engineering, IT infrastructure design and implementation, cyber defense and cloud computing technologies.

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

Representative Services

We provide program management; planning, design and engineering; systems engineering and technical assistance; information technology services; construction and construction management; operations and maintenance; and decommissioning and closure services to U.S. federal government agencies, national governments of other countries, state and local government agencies both in the U.S. and overseas, and private sector clients representing a broad range of industries.  Although we are typically the prime contractor, in some cases, we provide services as a subcontractor or through joint ventures or partnership agreements with other service providers.

The following table summarizes the services provided by our divisions for the year ended December 30, 2011.

Division
Services	Infrastructure & Environment	Federal Services	Energy & Construction
Program Management	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓
Systems Engineering and Technical Assistance	—	✓	—
Information Technology Services	—	✓	—
Construction and Construction Management	✓	✓	✓
Operations and Maintenance	✓	✓	✓
Decommissioning and Closure	✓	✓	✓

✓	the division provides the listed service.
—	the division does not provide the listed service.

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

Information Technology Services.  We provide a broad range of IT services to U.S. federal government clients, including both civilian and defense agencies.  Our expertise covers network and communications engineering, software engineering, IT infrastructure design and implementation, cyber defense and cloud computing technologies.  Our services typically include:

•	Assisting government agencies in developing, implementing and managing secure, federally compliant cloud computing technologies;

•	Cyber defense services, including vulnerability assessments, policy development and management, compliance, incident response, disaster recovery and continuity of operations;

•	Engineering, procuring, installing, certifying and operating IT networks; and

•	Developing software applications for complex, multi-user, multi-platform systems.

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

Major Customers

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with our two major customers:  the U.S. Army and DOE.  For the purpose of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer because the different federal agencies we serve manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for federal agencies are not centralized, and procurement decisions are made separately by each agency.  The loss of the federal government, the U.S. Army, or the DOE as clients would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis.  We believe that the loss of any single contract would not have a material adverse effect on our business.

Our revenues from the U.S. Army and DOE by division for the years ended December 30, 2011, December 31, 2010, and January 1, 2010 are presented below:

	Year Ended
	December 30,	December 31,	January 1,
(In millions, except percentages)	2011	2010	2010
The U.S. Army (1)
Infrastructure & Environment	$141.7	$167.0	$145.0
Federal Services	1,351.1	1,408.7	1,403.1
Energy & Construction	199.5	346.6	117.3
Total U.S. Army	$1,692.3	$1,922.3	$1,665.4
Revenues from the U.S. Army as a percentage of our consolidated revenues	18%	21%	18%

DOE
Infrastructure & Environment	$5.9	$7.2	$9.5
Federal Services	26.8	13.7	37.4
Energy & Construction	1,236.3	1,182.6	785.3
Total DOE	$1,269.0	$1,203.5	$832.2
Revenues from DOE as a percentage of our consolidated revenues	13%	13%	9%

Revenues from the federal market sector as a percentage of our consolidated revenues	49%	49%	45%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

Competition

Our industry is highly fragmented and intensely competitive.  We have numerous competitors, ranging from small private firms to multi-billion dollar companies.  The technical and professional aspects of our services generally do not require large upfront capital expenditures and, therefore, provide limited barriers against new competitors.  Some of our competitors have achieved greater market penetration in some of the markets in which we compete and have substantially more financial resources and/or financial flexibility than we do.  To our knowledge, no individual company currently dominates any significant portion of our markets.

We believe that we are well positioned to compete in our markets because of our reputation, our cost effectiveness, long-term client relationships, extensive network of offices, employee expertise, and broad range of services.  In addition, as a result of our national and international network of offices and contract-specific job sites in more than 40 countries, we are able to offer our clients localized knowledge and expertise, as well as the support of our worldwide professional staff.

Our Infrastructure & Environment, Federal Services, and Energy & Construction Divisions operate in similar competitive environments.  All three divisions compete based on performance, reputation, expertise, price, technology, customer relationships and a range of service offerings.  In addition, our Infrastructure & Environment and Energy & Construction Divisions compete through domestic and international office networks.  The following is a list of primary competitors for each of our divisions:

•
The primary competitors of our Infrastructure & Environment Division include AECOM Technology Corporation, CH2M HILL Companies, Ltd., Fluor Corporation, Jacobs Engineering Group Inc., Tetra Tech, Inc., and The Shaw Group Inc.

•
The primary competitors of our Federal Services Division include CACI International Inc., Computer Sciences Corporation, ManTech International Corporation, NCI, Inc. and Science Applications International Corporation.

•
The primary competitors of our Energy & Construction Division include AMEC, Bechtel Corporation, Black & Veatch Corporation, CH2M HILL Companies, Ltd., EnergySolutions, Inc., Fluor Corporation, Granite Construction Company, Jacobs Engineering Group Inc., KBR, Inc., Kiewit Corporation, Skanska, The Babcock & Wilcox Company, The Shaw Group Inc and Worley Parsons, Ltd.

Book of Business

For the purpose of calculating our book of business, we determine the amounts of all contract awards that may potentially be recognized as revenues.  We also include an estimate of the equity in income of unconsolidated joint ventures over the life of the contracts in our book of business.  We categorize the amount of our book of business into backlog, option years and indefinite delivery contracts (“IDCs”), based on the nature of the award and its current status.

Backlog.  Our contract backlog represents the monetary value of signed contracts, including task orders that have been issued and funded under IDCs and, where applicable, a notice to proceed has been received from the client that is expected to be recognized as revenues or equity in income of unconsolidated joint ventures as services are performed.

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations often differ significantly among our divisions.  As a result, the amount of revenues that will be realized beyond one year also varies from segment to segment.  As of December 30, 2011, we estimated that approximately 57% of our total backlog would not be realized within one year, based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate.

Option Years.  Our option years represent the monetary value of option periods under existing contracts in backlog, which are exercisable at the option of our clients without requiring us to go through an additional competitive bidding process and would be canceled only if a client decided to end the project (a termination for convenience) or through a termination for default.  Option years are in addition to the “base periods” of these contracts.  Base periods for these contracts can vary from one to five years.

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

As of December 30, 2011 and December 31, 2010, our total book of business was $27.0 billion and $29.1 billion, respectively.  In addition to reductions for recognition of revenues and equity in earnings of unconsolidated joint ventures, we reduced backlog amounts as follows:

•	$1,183.0 million caused by successfully achieving early completion of chemical weapons stockpile processing under three federal contracts;

•	$222.2 million due to the cancellation of a Jamaican mining project;

•	$106.2 million caused by successful cost underruns on two target-price power projects;

•	$85.0 million related to scope adjustments under a federal maintenance contract;

•	$44.8 million caused by project scope changes on other power projects; and

•	$35.0 million caused by a scope adjustment on a federal nuclear remediation project.

Additional decreases were caused, in part, by delays in federal procurement activities.  These decreases were partially offset by additions of $727 million to our book of business resulting from our acquisition of Apptis and $887 million from contracts to retrofit coal-fired power plants with clean air technology to meet increasingly stringent emissions reduction mandates.  The following tables summarize our book of business:

	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Total
As of December 30, 2011
Backlog	$2,993.1	$4,141.8	$7,124.7	$14,259.6
Option years	316.6	2,370.1	2,026.2	4,712.9
Indefinite delivery contracts	2,806.5	3,304.0	1,948.0	8,058.5
Total book of business	$6,116.2	$9,815.9	$11,098.9	$27,031.0

As of December 31, 2010
Backlog	$3,259.1	$6,002.2	$7,346.4	$16,607.7
Option years	342.6	2,288.1	2,117.7	4,748.4
Indefinite delivery contracts	3,436.3	3,208.9	1,071.2	7,716.4
Total book of business	$7,038.0	$11,499.2	$10,535.3	$29,072.5

		December 30,		December 31,
(In millions)		2011		2010
Backlog by market sector:
	Power		$1,623.8	$1,407.7
	Infrastructure		3,011.0	2,564.5
	Industrial and commercial		1,082.4	1,347.3
	Federal		8,542.4	11,288.2
	Total backlog		$14,259.6	$16,607.7

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

Sales and Marketing

Our Infrastructure & Environment Division performs business development, sales and marketing activities primarily through our network of local offices around the world.  For large, market-specific projects requiring diverse technical capabilities, we utilize the company-wide resources of specific disciplines.  This often involves coordinating marketing efforts on a regional, national or global level.  Our Federal Services Division performs business development, sales and marketing activities primarily through its management groups, which address specific markets, such as homeland security and defense systems.  In addition, our Federal Services Division coordinates national marketing efforts on large projects, which often involve a multi-segment or multi-market scope.  Our Energy & Construction Division conducts business development, sales and marketing activities at a market sector level.  For large complex projects, markets or clients that require broad-based capabilities, business development efforts are coordinated across our divisions.  Over the past year, our divisions have been successful in marketing their combined capabilities to win new work with clients in the various markets we serve.

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

Employees

The number of our employees varies with the volume, type and scope of our operations at any given time.  As of January 27, 2012, we had more than 46,000 employees, including part-time workers.  The Infrastructure & Environment, Federal Services, and Energy & Construction Divisions employed approximately 21,000, 15,000, and 10,000 persons (including part-time workers), respectively.  At various times, we have employed up to several thousand workers on a part-time basis to meet our contractual obligations.  Approximately 12% of our employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project.

Executive Officers of the Registrant

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer (“CEO”), President and Director since May 1989; Chairman of the Board since June 1989.	72
Thomas W. Bishop	Senior Vice President of the Infrastructure & Environment Division since January 2011; Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002.	65
Hugh Blackwood	Senior Vice President, International Operations and Vice President since September 2010; CEO of Scott Wilson Group plc. (“Scott Wilson”) from May 2006 to September 2010.	63
Reed N. Brimhall	Chief Accounting Officer since May 2005; Vice President since May 2003; Corporate Controller from May 2003 to January 2012.	58
H. Thomas Hicks	Vice President and Chief Financial Officer (“CFO”) since March 2006; Vice President, Finance from September 2005 to March 2006.	61
Gary V. Jandegian	President of the Infrastructure & Environment Division and Vice President since July 2003.	59
Susan B. Kilgannon	Vice President, Communications since October 1999.	53
Joseph Masters	Secretary since March 2006; General Counsel since July 1997; and Vice President since July 1994.	55
Randall A. Wotring	President of the Federal Services Division and Vice President since November 2004.	55
Robert W. Zaist	President of the Energy & Construction Division since July 2011; Senior Executive Vice President Business Development of Energy & Construction Division from January 2008 to July 2011; President of Mining Business Unit for Washington Group International, Inc. (“WGI”) from April 2005 to January 2008.	63
Thomas H. Zarges	Chairman of the Energy & Construction Division since July 2011; Vice President since March 2008; President of the Energy & Construction Division from January 2008 to July 2011; Senior Executive Vice President Operations of the Energy & Construction Division from November 2007 through January 2008; Senior Executive Vice President – Operations of WGI from October 2002 through November 2007.	63

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

ITEM 1A.  RISK FACTORS

In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors could also affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending.  If the economy remains weak or client spending declines further, then our revenues, profits and our financial condition may deteriorate.

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which has resulted and may continue to result in delays, curtailment or cancellation of proposed and existing projects.  In fiscal years 2010 and 2011, our clients were affected by the weak economic conditions caused by the declines in the global economy and constraints in the credit market.  As a result, some clients delayed, curtailed or cancelled proposed and existing projects and may continue to do so.  For example, as of December 30, 2011, our book of business declined compared to the end of our 2010 fiscal year, particularly in our federal market sector backlog.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets, especially in light of the downgrade by Standard & Poor’s of U.S. sovereign debt.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

The federal debt ceiling legislation approved in 2011 could significantly reduce government spending for the services we provide.

Congressional negotiations during July and August of 2011 leading to the debt ceiling legislation and related concerns regarding the ability of government to address critical economic issues, together with the announcement by Standard & Poor’s of the downgrading of its rating on U.S. sovereign debt, resulted in significant and continuing financial market and economic disruptions.  On August 2, 2011, federal legislation increasing the federal debt ceiling included significant reductions in spending, a substantial portion of which is related to defense spending.  Moreover, further spending cutbacks, including severe reductions in defense spending, could result from the efforts, or the failure of efforts, by the Joint Select Committee on Deficit Reduction to reduce the federal debt mandated by the second phase of the debt ceiling legislation.  Any significant reduction in federal government expenditures could reduce government demand for the services we provide, including defense spending and could have a material adverse effect on our results of operation and financial condition.

Our failure to conduct due diligence effectively or our inability to integrate acquisitions successfully could impede us from realizing all of the benefits of the acquisition, which could severely weaken our results of operations.

Historically, we have used acquisitions as one way to expand our business.  For example, we have just announced our proposed acquisition of Flint Energy Services Ltd. (“Flint”)  If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration.  Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could seriously harm our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

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

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge of $825.8 million for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.3 billion as of December 30, 2011.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

•	continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results;

•	declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and

•	the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist.  The following are examples of such events:

•	significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value;

•	a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and

•	a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and IDCs.  As of December 30, 2011, our book of business was estimated at approximately $27.0 billion, which included $14.3 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  For example, during the year ended December 30, 2011, our federal backlog decreased $1.2 billion because of successful early completion of chemical weapons stockpile processing under three federal contracts.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 49% of our total revenues for the year ended December 30, 2011.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with FAR, the Truth in Negotiations Act, CAS, ARRA, the Services Contract Act, export controls rules and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 16, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

A portion of our environmental business involves the planning, design, program management, construction and construction management, and operations and maintenance of pollution control systems and nuclear facilities, hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under CERCLA, as amended, and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of cleanup could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Revenues from our federal market sector represented 49% of our total revenues for the year ended December 30, 2011.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has announced its intention to scale back outsourcing of some types of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  The outcome of the ongoing political debate in Congress regarding cuts to government spending could result in reductions in the funding proposed by the Administration for infrastructure, defense-related or other projects.  The new legislation passed in August 2011 includes significant reductions in federal government spending over a ten-year period.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funding and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Revenues from our federal market sector represented 49% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 28% of our total revenues for the year ended December 30, 2011.  In August 2011, legislation passed, which included significant reductions in federal government spending over a ten-year period.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the year ended December 30, 2011, our equity in income of unconsolidated joint ventures amounted to $132.2 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Because of the nature of our contracts, at times we may commit resources to a client’s projects before receiving payments to cover our expenditures.  Sometimes, we incur and record expenditures for a client project before receiving any payment to cover our expenses.  In addition, we may make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing.  If a client delays or defaults in making its payments on a project, it could have an adverse effect on our financial position and cash flows, and we could incur losses, including losses in our working capital or equity investments.

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

The federal government and some clients have increased the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative losses of approximately $107.1 million as of December 30, 2011.  If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability and volatility of our earnings as well as have a material adverse impact on our business and earnings.

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

We provide services to the DOE relating to its nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as the decontamination and decommissioning, of its nuclear energy plants.  Indemnification provisions under the Price-Anderson Act (“PAA”) available to nuclear energy plant operators and DOE contractors, do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the DOE and the nuclear energy industry.  If the PAA’s indemnification protection does not apply to our services or if our exposure occurs outside the U.S., our business and financial condition could be adversely affected either by our client’s refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by potentially significant monetary damages we may incur.

If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.

We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials.  Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed.  In addition, we could be liable to third parties who use or rely upon our reports or opinions even if we are not contractually bound to those third parties.  For example, if we deliver an inaccurate report or one that is not in compliance with the relevant standards, and that report is made available to a third party, we could be subject to third-party liability, resulting in monetary damages and penalties.

Our overall market share and profits will decline if we are unable to compete successfully in our industry.

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. engineering design firms accounted only for approximately 41% of the total top 500 U.S. design firm revenues in 2010.  The top 25 U.S. contractors accounted for approximately 48% of the top 400 U.S. contractors’ total revenues in 2010, as reported by the Engineering News-Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

As a professional and technical services company, we are labor intensive, and, therefore, our ability to attract, retain and expand the number of key employees is an important factor in determining our future success.  From time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients.  For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels.  We may occasionally enter into contracts before we have hired or retained appropriate staffing for that project.  In addition, we rely heavily upon the expertise and leadership of our senior management.  If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire and integrate new employees.  In addition, the failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or multiemployer pension plans we participate in.

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of December 30, 2011, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $299.2 million.  See Note 13, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for additional disclosure.  This amount does not include any potential obligations we may owe under a multiemployer plan.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies.  Our collective bargaining agreements with unions typically require us to contribute to many multiemployer pension plans.  For the year ended December 30, 2011, we contributed $40.7 million to multiemployer pension plans.  Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit.  If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund that plan’s unfunded vested benefit, which could materially and adversely affect our financial results.  However, we are unable to estimate the amount of potential contributions that could be required, if any.

Our outstanding indebtedness could adversely affect our liquidity, cash flows and financial condition.

As of December 30, 2011, our outstanding balances of the term loan and revolving line of credit under a new, five-year $1.7 billion senior credit facility (“2011 Credit Facility”) were $700.0 million and $23.0 million, respectively.  Our next scheduled payment on our term loan of $8.8 million is due in December 2012.  In addition, we expect to incur substantial additional indebtedness in connection with the approximately $1.25 billion acquisition of Flint, assuming successful conclusion of that transaction.  We intend to fund the acquisition through our existing credit line and a new $500.0 million senior unsecured bridge credit facility, for which we have received a financing commitment, subject to documentation and customary conditions.  Permanent financing is expected to consist of borrowings under our existing credit facility and new debt.  As part of the acquisition, we are also assuming approximately $225.0 million in Flint indebtedness.  This level of debt might:

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect our ability to obtain surety bonds;

•	affect our credit rating;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate initiatives; and

•	limit our ability to apply proceeds from an asset sale to purposes other than the servicing and repayment of debt.

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

Because URS Corporation, the parent company, is a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.

Our parent company has no direct operations and no significant assets other than investments in the stock of our subsidiaries.  Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations.  Legal restrictions, including state and local tax regulations and other contractual obligations could restrict or impair our subsidiaries’ ability to pay dividends or make loans or other distributions to us.  The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.

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

As a multinational company, we derived 13% of our revenues from international operations for the year December 30, 2011.  International business is subject to a variety of risks, including:

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

•
exposure to civil or criminal liability under the Foreign Corrupt Practices Act, the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, anti-boycott rules, trade and export control regulations, and the Corporate Manslaughter and Corporate Homicide Act as well as other international regulations.

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

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.  Practices in the local business community of many countries outside the U.S. have a level of government corruption that is greater than that found in the developed world.  Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however we cannot assure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

We could be adversely impacted if we fail to comply with domestic and international export laws.

To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries.  A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

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

We develop, install and maintain IT systems for ourselves, as well as for various customers.  Any breach of security, disruption, or unexpected data or vendor loss could result in business interruptions, remediation costs, legal claims and significant damage to our reputation.

We develop, install and maintain IT systems for ourselves, as well as for customers.  For example, our June 2011 acquisition of Apptis significantly increased our network management, software engineering, and information technology infrastructure design services to the DOD and other federal agencies.  Client contracts for the performance of IT services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information from disclosure.  We also need to protect our own internal trade secrets and other business confidential information from disclosure.  Regardless of the countermeasures we may establish, we may be subject to network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks.  Any breach of security, disruption or unexpected data loss could result in business interruptions, remediation costs, legal claims and significant damage to our reputation.

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  For example, in 2011, floods in Australia caused several of our Australian offices to close, interrupted a number of active client projects and forced the relocation of our employees in that region from their homes.  In addition, during the September 11, 2001 terrorist attacks, a number of employees lost their lives and many client records were destroyed when our office at the World Trade Center was destroyed.

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

As of December 30, 2011, approximately 13% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 30, 2011, we owned three properties and had approximately 760 facility leases in locations throughout the world.  The lease terms range from a minimum of month-to-month to a maximum of 28 years with options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements.  Our significant lease agreements expire at various dates through the year 2022.  We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any reasonable foreseeable needs that may arise.  The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Property Location	Reporting Segment
Princeton, NJ	Energy & Construction
Tampa, FL	Infrastructure & Environment
Chantilly, VA	Federal Services
Denver, CO	Infrastructure & Environment
San Francisco, CA	Corporate / Infrastructure & Environment
Austin, TX	Infrastructure & Environment
Houston, TX	Energy & Construction
Boise, ID	Energy & Construction
New York, NY	Infrastructure & Environment
Oakland, CA	Infrastructure & Environment

ITEM 3.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 16, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of our legal proceedings, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURE

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the federal Mine Safety and Health Administration.  We do not act as the owner of any mines but we may act as a mining operator as defined under the Mine Act where we may be a lessee of a mine, a person who operates, controls or supervises such mine, or an independent contractor performing services or construction of such mine.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulation S-K is included in Exhibit 95.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the New York Stock Exchange under the symbol “URS.”  As of February 20, 2012, we had 2,991 stockholders of record.  The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	2011		2010
Sales Price per Share	Low	High	Low	High
First Quarter	$39.61	$48.32	$42.67	$50.47
Second Quarter	$41.48	$47.12	$37.49	$53.25
Third Quarter	$28.46	$46.18	$35.09	$43.26
Fourth Quarter	$27.93	$37.60	$37.65	$43.92

We have not paid cash dividends since 1986; however, on February 24, 2012, our Board of Directors authorized the implementation of a dividend program and authorized a $0.20 per share quarterly dividend with a record date of March 16, 2012 and a payment date of April 6, 2012.  Future dividends are subject to approval by our Board of Directors.

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our fourth quarter of 2011:

	(a) Total Number of Shares Purchased (1,2)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
	(In millions, except average price paid per share)
October 1, 2011 – October 28, 2011	—	†	$33.21	—	5.0
October 29, 2011 – November 25, 2011	1.5		34.79	1.5	3.5
November 26, 2011 – December 30, 2011	1.5		35.93	1.5	2.0
Total	3.0			3.0

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On February 25, 2011, our Board of Directors authorized the repurchase of 8.0 million shares, of which we repurchased 6.0 million shares of our common stock during 2011.  For fiscal years 2012, 2013 and 2014, the number of shares authorized for repurchase under the program are 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be purchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  The repurchase program will expire at the end of our 2014 fiscal year.  The Board of Directors may modify, suspend, extend or terminate the program at any time.  As of February 20, 2012, we have approximately 4.4 million shares that may yet be purchased under the plan.

†	Represents less than half a million shares.

Our 2011 Credit Facility permits unlimited dividend payments and stock repurchases if no default has occurred and our Consolidated Leverage Ratio is equal to or less than 1.50:1.00.  However, if no default has occurred and the above Consolidated Leverage Ratio is not obtained, then our dividend payments and stock repurchases are limited to $150 million per fiscal year and the sum of 50% of our cumulative net income and net cash proceeds from the issuance of equity securities to third parties after October 19, 2011.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,	January 2,	December 28,
(In millions, except per share data)	2011 (1,2)	2010 (1,2)	2010 (1)	2009 (1)	2007 (1,3)
Income Statement Data:
Revenues	$9,545.0	$9,177.1	$9,249.1	$10,086.3	$5,383.0
Cost of revenues	(8,988.8)	(8,609.5)	(8,772.4)	(9,608.8)	(5,095.2)
General and administrative expenses	(79.5)	(71.0)	(75.8)	(78.7)	(56.5)
Goodwill impairment (4)	(825.8)	—	—	—	—
Acquisition-related expenses (2)	(1.0)	(11.9)	—	—	—
Restructuring costs (5)	(5.5)	(10.6)	—	—	—
Impairment of an intangible asset (6)	—	—	(32.8)	—	—
Equity in income of unconsolidated joint ventures (7)	132.2	70.3	100.9	106.3	31.5
Operating income (loss)	(223.4)	544.4	469.0	505.1	262.8
Other income, net (8)	—	—	47.9	—	—
Net income (loss) attributable to URS	(465.8)	287.9	269.1	219.8	132.2

Earnings (loss) per share:
Basic	$(6.03)	$3.56	$3.31	$2.61	$2.33
Diluted	$(6.03)	$3.54	$3.29	$2.59	$2.30

Balance Sheet Data (As of the end of the period):
Total assets	$6,862.6	$7,351.4	$6,904.4	$7,001.2	$6,930.0
Total long-term debt (3,9)	$737.0	$641.3	$689.7	$1,091.5	$1,288.8
Total URS stockholders’ equity (3,10)	$3,377.2	$4,117.2	$3,905.8	$3,624.6	$3,478.6
Total noncontrolling interests	$107.2	$83.8	$44.7	$31.3	$25.1
Total stockholders’ equity	$3,484.4	$4,201.0	$3,950.5	$3,655.8	$3,503.7

(1)	Our fiscal year is the 52/53-week period ending on the Friday closest to December 31. Our fiscal year ended January 2, 2009 contained 53 weeks.

(2)
We completed the acquisitions of Apptis and Scott Wilson in June 2011 and September 2010, respectively.  The operating results of Apptis and Scott Wilson since their respective acquisition dates are included in our consolidated financial statements under the Federal Services Division and the Infrastructure & Environment Division, respectively.

For further discussion, see Note 7, “Acquisitions,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

(3)
In November 2007, we acquired WGI, resulting in the inclusion of WGI’s results of operations for the six-week period from November 16, 2007, the effective date of the acquisition for financial reporting purposes, through December 28, 2007, in our 2007 results of operations.

In connection with the WGI acquisition, we issued approximately 29.5 million shares of common stock valued at $1.8 billion and borrowed $1.4 billion under a senior secured credit facility (“2007 Credit Facility”).

(4)
During the year ended December 30, 2011, we recorded a goodwill impairment charge of $825.8 million.  On a net, after-tax basis, this resulted in decreases to net income and diluted earnings per share (“EPS”) of $732.2 million and $9.46, respectively, for the year ended December 30, 2011.  For further discussion, see Note 8, “Goodwill and Intangible Assets” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

(5)
For the years ended December 30, 2011 and December 31, 2010, we recorded restructuring costs in our international businesses.  For further discussion, see Note 16, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

(6)
During fiscal year 2009, we recorded a $32.8 million charge for the impairment of our intangible asset related to the “Washington” trade name.  On a net, after-tax basis, this transaction resulted in decreases to net income and EPS of $19.6 million and $0.24, respectively, for the year ended January 1, 2010.  For further discussion, see Note 8, “Goodwill and Intangible Assets” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

(7)
In October 2010, we received notice of a ruling on the priority of claims against a bankrupt client made by one of our unconsolidated joint ventures related to the SR-125 road project in California.  The judge ruled against our joint venture’s position, finding that its mechanic’s lien did not have priority over the senior lenders.  As a result of the court’s decision, we recorded a pre-tax non-cash asset impairment charge of $25.0 million during fiscal year 2010.  During the second quarter of 2011, we recognized a $9.5 million favorable claim settlement on this project.

(8)
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

(9)
During fiscal year 2011, we entered into our 2011 Credit Facility, which replaced our 2007 Credit Facility.  This new senior credit facility provides a term loan facility of $700.0 million and revolving credit facilities of $1.0 billion.  For further discussion, see Note 9, “Indebtedness” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

(10)
We have not paid cash dividends to our stockholders since 1986; however, on February 24, 2012, our Board of Directors authorized the implementation of a dividend program and authorized a $0.20 per share quarterly dividend with a record date of March 16, 2012 and a payment date of April 6, 2012.  Future dividends are subject to approval by our Board of Directors.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those described herein.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with Item 1A, “Risk Factors,” beginning on page H18; the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a U.S. federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and IT services.  We have more than 46,000 employees in a global network of offices and contract-specific job sites in more than 40 countries.  We provide our services through three reporting segments, which we refer to as our Infrastructure & Environment, Federal Services and Energy & Construction Divisions.

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

We report our financial results on a consolidated basis and for our three reporting segments:  the Infrastructure & Environment Division, the Federal Services Division and the Energy & Construction Division.

OVERVIEW AND BUSINESS TRENDS

Fiscal Year 2011 Results

Consolidated revenues for the year ended December 30, 2011 were $9.5 billion, an increase of $367.9 million, or 4.0%, compared to revenues for fiscal year 2010.  Our results for the 2011 fiscal year include revenues resulting from the acquisition of Scott Wilson in September 2010 and the acquisition of Apptis in June 2011.  Scott Wilson generated $451.1 million and $150.4 million in revenues for the years ended December 30, 2011 and December 31, 2010, respectively.  Apptis generated $180.0 million in revenues for the year ended December 30, 2011.  During the 2011 fiscal year, revenues increased from our work in the power, federal and industrial and commercial market sectors, while we experienced a decline in revenues from our work in the infrastructure market sector.

During the 2011 fiscal year, we recorded a goodwill impairment charge of $825.8 million in five of our six reporting units due to the effects of the adverse equity market conditions that caused a decrease in market multiples and the decline in our stock price, which reduced our market capitalization, during the third quarter of the 2011 fiscal year.

Net loss attributable to URS for the year ended December 30, 2011 was $465.8 million compared with net income of $287.9 million for the year ended December 31, 2010, a decrease of 261.8%.  Included in the fiscal year 2011 net loss attributable to URS was an after-tax goodwill impairment charge of $732.2 million.

Cash Flows and Debt

During the year ended December 30, 2011, we generated $504.6 million in net cash from operations.  (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)  Cash flows from operations decreased by $23.0 million for fiscal year 2011 compared with the fiscal year 2010.  This decrease was primarily due to the timing of:  dividend distributions from our unconsolidated joint ventures, collections from clients on accounts receivable, advance project payments from clients, project performance payments, and vendor and subcontractor payments.  In addition, we made larger income tax payments.

On October 19, 2011, we replaced our 2007 Credit Facility with our 2011 Credit Facility.  We used the proceeds from our 2011 Credit Facility to pay off our 2007 Credit Facility, which included outstanding term loans of $625.0 million and a draw on our revolving line of credit in the amount of $50.0 million.  The remaining proceeds were used for operations.  In addition, we had cash outflows of $242.8 million related to the repurchases of our common stock for the year ended December 30, 2011.

Acquisition and Integration

On June 1, 2011, we completed the acquisition of Apptis for total purchase consideration of $283 million.  The operating results of Apptis from the acquisition date through December 30, 2011 are included in our consolidated financial statements under the Federal Services Division.  The operating results generated from Apptis during this period were not material to our consolidated results for the year ended December 30, 2011.

On September 10, 2010, we completed the acquisition of Scott Wilson for total purchase consideration of $343 million.  The operating results of Scott Wilson are included in our consolidated financial statements under the Infrastructure & Environment Division since the acquisition date.  During the year ended December 31, 2010, we incurred acquisition-related expenses of $11.9 million for the Scott Wilson acquisition.

Subsequent Events

Acquisition

On February 20, 2012, we entered into a definitive agreement (“Arrangement Agreement”) to acquire all of the outstanding shares of Flint Energy Services Ltd. (“Flint”), a provider of construction services to the oil and gas industry, for Canadian $25.0 per share in cash, or approximately Canadian $1.25 billion (U.S. $1.25 billion).  We also will assume approximately Canadian $225.0 million (U.S. $225.0 million) of Flint’s debt.  Assuming completion of the acquisition, this transaction, which has been approved unanimously by our and Flint’s boards of directors, will significantly expand our opportunities to serve clients in the oil and gas industry.  Flint has approximately 10,000 employees and a network of approximately 80 office locations in North America.

This acquisition will be implemented through a court-approved Plan of Arrangement under Canadian law and is subject to the approval of Flint’s stockholders, relevant regulatory approvals and other customary closing conditions.  Upon completion of the Arrangement, Flint will operate as a new division of URS.  We expect to close this transaction during the second quarter of 2012.

Concurrently with the signing of the Arrangement Agreement, we entered into a financing commitment letter with various lenders that provides for a $500.0 million senior unsecured bridge facility to finance the acquisition of Flint.  The financing commitments of the lenders are subject to documentation and other customary conditions.  Permanent financing is expected to consist of borrowings under our existing credit facility and new debt.  Subsequent to the signing of the Arrangement Agreement, we have entered into financial contracts to protect against interest rate and foreign currency risks.  There can be no assurance that new permanent financing will be available on favorable terms or at all.

Dividend Program

On February 24, 2012, our Board of Directors authorized the implementation of a dividend program and authorized a $0.20 per share quarterly dividend with a record date of March 16, 2012 and a payment date of April 6, 2012.  Future dividends are subject to approval by our Board of Directors.

Book of Business

As of December 30, 2011 and December 31, 2010, our total book of business was $27.0 billion and $29.1 billion, respectively.  Please see Book of Business on page 12 for more information.

Business Trends

Given the current economic uncertainty, it is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  In addition, on August 2, 2011, the federal government approved an increase in the federal debt ceiling, and, on August 5, 2011, U.S. sovereign debt was downgraded by Standard & Poor’s.  However, at this time, we do not know whether the sovereign debt downgrade or the new or future legislation affecting government spending will delay collections or result in reduced future demand for the services we provide to government agencies.  At this time, it is also difficult to determine the extent to which concerns over the public debt of various European Union countries could affect demand for, and spending on, the services we provide to clients.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 18.

Power

We expect revenues from our power market sector to increase during our 2012 fiscal year, compared to power revenues for our 2011 fiscal year, based on increased procurement activity and recent contract awards in a number of markets.  For example, we are seeing strong demand for our air quality control services, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  These retrofits help utilities comply with consent decrees and regulatory mandates, such as the Cross State Air Pollution Rule and the Mercury and Air Toxics Standards recently issued by the EPA.

In addition, we anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants because gas-fired power plants produce fewer emissions than coal-fired facilities and natural gas prices are low by historical standards.  We expect some utilities will choose to develop new gas-fired power plants, rather than retrofit their existing coal-fired facilities.

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

Infrastructure

We expect revenues from our infrastructure market sector to grow in our 2012 fiscal year, based on high levels of procurement activity and the strong growth in our backlog of infrastructure work during our 2011 fiscal year.  In the U.S., we are benefiting from a high level of bid and proposal activity and sustained levels of funding for infrastructure programs, particularly for projects involving the expansion and modernization of highways, bridges and mass transit systems.  In addition, several states where we maintain a large presence, including New York and Washington, recently announced major infrastructure investment programs.

Outside the U.S., the acquisition of Scott Wilson has enhanced our international infrastructure capabilities and better positioned us to pursue new infrastructure opportunities outside the U.S.  This includes assignments in fast-growing economies like India and China, where infrastructure investment is expected to increase.

Federal

We expect revenues from our federal market sector will remain steady or increase slightly during our 2012 fiscal year.  In the year ahead, we expect to continue to benefit from a number of large, long-term contracts with the DOE and the NDA, involving the provision of environmental management and nuclear decommissioning services.  Because this work typically supports federally mandated programs, funding sources are relatively secured.

Within the DOD, we also expect to benefit from the diversity of our federal business, as well as the large, and growing, number of IDCs we hold with the DOD.  These IDCs are increasingly being used by our DOD clients as the preferred method for procuring services.  Despite proposed reductions in DOD spending, we anticipate stable funding for many of the specialized technical services we provide.  This includes the management of chemical demilitarization programs, support of unmanned aerial vehicle programs, IT and cyber security services, and the repair and refurbishment of military aircraft and ground vehicles returning from combat activity in the Middle East.

Industrial and Commercial

We expect revenues from our industrial and commercial market sector will remain steady or increase slightly during our 2012 fiscal year, as a result of increased procurement activity in the oil and gas, manufacturing and mining markets.  In 2011, we won new Master Service Agreements (“MSAs”) to support Fortune 500 clients in the U.S., Europe, China and Australia, which should support the continued growth of our business in this market sector.  In addition, many of our clients in the oil & gas industry are moving forward with capital expenditure programs.  As a result, we are providing preliminary engineering and design services for new projects and projects that had previously been postponed.  We believe our ability to support the initial phases of these projects positions us well to capture larger assignments as they move into the engineering and construction phases.  In the manufacturing market, we continue to benefit from sustained demand for the facilities management services we provide as clients continue to outsource these services to increase cost savings and maximize efficiency.

In the mining market, strong commodity prices for base metals and mineral resources, largely driven by demand from India and China, are creating new opportunities for our mining business, most notably in Australia.  In addition, we expect revenues will continue to grow from the environmental and engineering work we perform under our long-term MSAs with multinational clients.

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

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contracts we are awarded, particularly among clients in the federal sector.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.  Also, our government clients are increasingly using IDCs that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award contracts we receive tend to include fewer base years and more option years.  These trends change the relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.

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

On August 2, 2011, federal legislation increasing the federal debt ceiling included potential future reductions in defense and other federal spending upon a recommendation by the Joint Select Committee on Deficit Reduction to further reduce the federal debt.  The adoption of significant cuts in federal government expenditures could limit the demand for some of the services we provide.

If we successfully achieve additional early completion milestones on chemical weapons stockpile processing contracts, our federal backlog will decrease.

RESULTS OF OPERATIONS

The Year Ended December 30, 2011 Compared with the Year Ended December 31, 2010

Consolidated

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages and per share amounts)	2011	2010	(Decrease)	(Decrease)
		As Revised (1)
Revenues	$9,545.0	$9,177.1	$367.9	4.0%
Cost of revenues	(8,988.8)	(8,609.5)	379.3	4.4%
General and administrative expenses	(79.5)	(71.0)	8.5	12.0%
Acquisition-related expenses	(1.0)	(11.9)	(10.9)	(91.6%)
Restructuring costs	(5.5)	(10.6)	(5.1)	(48.1%)
Goodwill impairment	(825.8)	—	825.8	N/M
Equity in income of unconsolidated joint ventures	132.2	70.3	61.9	88.1%
Operating income (loss)	(223.4)	544.4	(767.8)	(141.0%)
Interest expense	(22.1)	(30.6)	(8.5)	(27.8%)
Income (loss) before income taxes	(245.5)	513.8	(759.3)	(147.8%)
Income tax expense	(91.8)	(127.6)	(35.8)	(28.1%)
Net income (loss) including noncontrolling interests	(337.3)	386.2	(723.5)	(187.3%)
Noncontrolling interests in income of consolidated subsidiaries	(128.5)	(98.3)	30.2	30.7%
Net income (loss) attributable to URS	$(465.8)	$287.9	$(753.7)	(261.8%)

Diluted earnings (loss) per share	$(6.03)	$3.54	$(9.57)	(270.3%)

N/M = Not meaningful

(1)
We revised the prior year’s amounts for the calculation and presentation of income tax expense and noncontrolling interests in income of consolidated subsidiaries as discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

The following table presents our consolidated revenues by market sector and reporting segment for the years ended December 30, 2011 and December 31, 2010.

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Revenues
Power sector
Infrastructure & Environment	$201.1	$156.5	$44.6	28.5%
Federal Services	—	—	—	—
Energy & Construction	925.5	952.7	(27.2)	(2.9%)
Power Total	1,126.6	1,109.2	17.4	1.6%
Infrastructure sector
Infrastructure & Environment	1,544.0	1,402.8	141.2	10.1%
Federal Services	—	—	—	—
Energy & Construction	317.3	499.6	(182.3)	(36.5%)
Infrastructure Total	1,861.3	1,902.4	(41.1)	(2.2%)
Federal sector
Infrastructure & Environment	636.5	682.7	(46.2)	(6.8%)
Federal Services	2,694.3	2,581.2	113.1	4.4%
Energy & Construction	1,308.9	1,259.5	49.4	3.9%
Federal Total	4,639.7	4,523.4	116.3	2.6%
Industrial and Commercial sector
Infrastructure & Environment	1,293.5	972.2	321.3	33.0%
Federal Services	—	—	—	—
Energy & Construction	623.9	669.9	(46.0)	(6.9%)
Industrial and Commercial Total	1,917.4	1,642.1	275.3	16.8%
Total revenues, net of eliminations	$9,545.0	$9,177.1	$367.9	4.0%

Reporting Segments

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services (2)	Energy & Construction	Eliminations	Corporate	Total

Year ended December 30, 2011
Revenues	$3,760.9	$2,695.4	$3,251.1	$(162.4)	$—	$9,545.0
Cost of revenues	(3,537.2)	(2,503.9)	(3,110.1)	162.4	—	(8,988.8)
General and administrative expenses	—	—	—	—	(79.5)	(79.5)
Acquisition-related expenses	(0.1)	(0.9)	—	—	—	(1.0)
Restructuring costs	(5.5)	—	—	—	—	(5.5)
Goodwill impairment	—	(348.3)	(477.5)	—	—	(825.8)
Equity in income of unconsolidated joint ventures	3.9	6.2	122.1	—	—	132.2
Operating income (loss)	$222.0	$(151.5)	$(214.4)	$—	$(79.5)	$(223.4)

Year ended December 31, 2010
Revenues	$3,248.5	$2,582.8	$3,420.6	$(74.8)	$—	$9,177.1
Cost of revenues	(3,006.0)	(2,423.1)	(3,255.2)	74.8	—	(8,609.5)
General and administrative expenses	—	—	—	—	(71.0)	(71.0)
Acquisition-related expenses	(11.9)	—	—	—	—	(11.9)
Restructuring costs	(10.6)	—	—	—	—	(10.6)
Equity in income of unconsolidated joint ventures	2.9	5.9	61.5	—	—	70.3
Operating income (loss)	$222.9	$165.6	$226.9	$—	$(71.0)	$544.4

Increase (decrease) for the year ended December 30, 2011
vs. the year ended December 31, 2010
Revenues	$512.4	$112.6	$(169.5)	$87.6	$—	$367.9
Cost of revenues	531.2	80.8	(145.1)	87.6	—	379.3
General and administrative expenses	—	—	—	—	8.5	8.5
Acquisition-related expenses	(11.8)	0.9	—	—	—	(10.9)
Restructuring costs	(5.1)	—	—	—	—	(5.1)
Goodwill impairment	—	348.3	477.5	—	—	825.8
Equity in income of unconsolidated joint ventures	1.0	0.3	60.6	—	—	61.9
Operating income (loss)	$(0.9)	$(317.1)	$(441.3)	$—	$8.5	$(767.8)

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services (2)	Energy & Construction	Eliminations	Corporate	Total

Percentage increase (decrease) for the year ended December 30, 2011
vs. the year ended December 31, 2010
Revenues	15.8%	4.4%	(5.0%)	117.1%	—	4.0%
Cost of revenues	17.7%	3.3%	(4.5%)	117.1%	—	4.4%
General and administrative expenses	—	—	—	—	12.0%	12.0%
Acquisition-related expenses	(99.2%)	—	—	—	—	(91.6%)
Restructuring costs	(48.1%)	—	—	—	—	(48.1%)
Goodwill impairment	—	N/M	N/M	—	—	N/M
Equity in income of unconsolidated joint ventures	34.5%	5.1%	98.5%	—	—	88.1%
Operating income (loss)	(0.4%)	(191.5%)	(194.5%)	—	12.0%	(141.0%)

N/M = Not meaningful

(1)
The operating results of Scott Wilson were fully included in the year ended December 30, 2011, but only partially included in the year ended December 31, 2010, as we completed the acquisition in September 2010.

(2)	The operating results of Apptis were partially included in the year ended December 30, 2011, as we completed the acquisition in June 2011.

Revenues

Our consolidated revenues for the year ended December 30, 2011 were $9.5 billion, an increase of $367.9 million, or 4.0%, compared with the year ended December 31, 2010.  Revenues from our Infrastructure & Environment Division for the year ended December 30, 2011 were $3.8 billion, an increase of $512.4 million, or 15.8%, compared with the year ended December 31, 2010.  Scott Wilson, which we acquired in September 2010, generated $451.1 million for the Infrastructure & Environment Division for the year ended December 30, 2011.  For the comparable period in the prior year, revenues from Scott Wilson included in the Infrastructure & Environment Division’s results were $150.4 million, representing only a portion of Scott Wilson’s 2010 revenues, commencing with the acquisition date.  Revenues from our Federal Services Division for the year ended December 30, 2011 were $2.7 billion, an increase of $112.6 million, or 4.4%, compared with the year ended December 31, 2010.  Apptis, which we acquired in June 2011, generated $180.0 million, commencing with the acquisition date, for the Federal Services Division for the year ended December 30, 2011.  Revenues from our Energy & Construction Division for the year ended December 30, 2011 were $3.3 billion, a decrease of $169.5 million, or 5.0%, compared with the year ended December 31, 2010.

The revenues reported above are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues in each market sector is discussed below.

Power

Consolidated revenues from our power market sector for the year ended December 30, 2011 were $1.1 billion, an increase of $17.4 million, or 1.6%, compared with the year ended December 31, 2010.  During fiscal year 2011, we benefited from demand for the engineering, compliance, permitting and remediation services we provide to utilities to assist them in meeting regulatory requirements and in mitigating the environmental impact of their operations.  Revenues also increased from projects involving the development of new nuclear power facilities.  By contrast, we experienced a decline in revenues from our work retrofitting coal-fired power plants with air quality control systems, due primarily to the completion of several major assignments.  These projects experienced higher levels of activity and generated significant revenues during our 2010 fiscal year.  Recently awarded emission control projects are in earlier design stages, which are typically characterized by lower levels of activity and generate lower revenues.  We also experienced lower revenues from projects involving the replacement of major components at existing nuclear power plants to extend their efficiency and generating capacity, due largely to the completion of several major assignments.

The Infrastructure & Environment Division’s revenues from our power market sector for the year ended December 30, 2011 were $201.1 million, an increase of $44.6 million, or 28.5%, compared with the year ended December 31, 2010.  For the 2011 fiscal year, Scott Wilson generated $27.8 million in revenues in the power sector, compared to $6.4 million in revenues that were recognized in the 2010 fiscal year from the date of the acquisition of Scott Wilson through December 31, 2010.  We also benefited from strong demand for the engineering, compliance, permitting and remediation services we provide to utilities to assist them in meeting regulatory requirements and in mitigating the environmental impact of their operations.  This increase in revenues was partially offset by a decline in activity on several emission control projects.

The Energy & Construction Division’s revenues from our power market sector for the year ended December 30, 2011 were $925.5 million, a decrease of $27.2 million, or 2.9%, compared with the year ended December 31, 2010.  The decline in revenues was primarily due to the completion of new fossil power generation projects, which accounted for a decrease of $124.7 million; a $53.2 million decrease at an ongoing air quality control services project; and a decrease in major component replacement projects and other related services performed at nuclear power plants, which accounted for a decrease of $57.5 million.  In addition, we also experienced a $74.5 million decrease due to the completion of projects involving the retrofit of coal-fired power plants with clean air technologies and a decrease of $24.1 million at ongoing projects.  These decreases were partially offset by revenue increases of $217.8 million from new air quality control services projects and a transmission and distribution project, a $61.6 million increase due to higher activity at a new nuclear power generation project; and a $23.5 million increase at an ongoing gas power generation plant.

Infrastructure

Consolidated revenues from our infrastructure market sector for the year ended December 30, 2011 were $1.9 billion, a decrease of $41.1 million, or 2.2%, compared with the year ended December 31, 2010.  The decline in infrastructure revenues was primarily due to a decline in revenues resulting from the completion of a levee construction project in New Orleans, which experienced greater levels of activity and generated higher revenues during the 2010 fiscal year.  We also experienced decreased activity on an ongoing dam construction project in Illinois, primarily as a result of adverse weather conditions and flooding, which resulted in project delays.  The decrease in revenues was partially offset by the growth of our infrastructure business outside the U.S. resulting from the acquisition of Scott Wilson in September 2010.  Scott Wilson generated $282.4 million in infrastructure revenues during the year ended December 30, 2011.  During our 2010 fiscal year, we recognized revenues of $92.8 million from the operations of Scott Wilson from the date of the acquisition through December 31, 2010.  We also benefited from steady demand for the services we provide to expand and modernize surface and rail transportation systems, and ports and harbors.

The Infrastructure & Environment Division’s revenuesfrom our infrastructure market sector for the year ended December 30, 2011 were $1.5 billion, an increase of $141.2 million, or 10.1%, compared with the year ended December 31, 2010.  The increase in infrastructure revenues was primarily due to the growth in our infrastructure business outside of North America as a result of the acquisition of Scott Wilson, which generated $282.4 million in revenues during the year ended December 30, 2011.  For the 2010 fiscal year, Scott Wilson generated $92.8 million in revenues from the date of the acquisition through December 31, 2010.  In addition, revenues increased as a result of strong demand for the services we provide to expand and modernize surface and rail transportation infrastructure, and ports and harbors.  These increases were partially offset by the decline in revenues from projects involving improvements to air transportation infrastructure, water supply, conveyance and treatment facilities, and educational and healthcare facilities.

The Energy & Construction Division’s revenues from our infrastructure market sector for the year ended December 30, 2011 were $317.3 million, a decrease of $182.3 million, or 36.5%, compared with the year ended December 31, 2010.  The decline in revenues was primarily due to a $119.8 million decrease on a levee construction project, which was completed in 2011; a $32.6 million decrease due to lower activity at an ongoing dam construction project; and the completion of other projects, which accounted for a decrease of $30.2 million.  We also experienced a $9.5 million decrease in revenues due to lower activity on a project to operate and maintain a light rail transit line in New Jersey.  These decreases were partially offset by an increase of $18.1 million due to close-out activities and a settlement agreement reached on a light rail construction project.

Federal

Consolidated revenues from our federal market sector for the year ended December 30, 2011 were $4.6 billion, an increase of $116.3 million, or 2.6%, compared with the year ended December 31, 2010.  During the 2011 fiscal year, we benefited from the growth of our business in the federal IT market through the acquisition of Apptis, which generated $180.0 million in revenues, commencing with the acquisition date.  We also experienced increased demand for the environmental and nuclear management services we provide to the DOE and NDA involving the storage, treatment and disposal of radioactive waste.  In addition, revenues increased from our work managing chemical demilitarization programs at chemical agent disposal facilities in the U.S., as well as from the global threat reduction services we provide to secure and eliminate weapons of mass destruction at locations worldwide.  By contrast, revenues declined from the services we provide to modernize aging weapons systems, develop new systems, and maintain and repair military vehicles and aircraft.  Revenues also declined from the operations and installations management support we provide at military bases, test ranges and space flight centers.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts.  Revenues also decreased from projects involving the design and construction of military facilities and other government installations, compared to the 2010 fiscal year.

The Infrastructure & Environment Division’s revenues from our federal market sector for the year ended December 30, 2011 were $636.5 million, a decrease of $46.2 million, or 6.8%, compared with the year ended December 31, 2010.  The decline in revenues was primarily due to the completion of large task orders under existing DOD contracts for the design and construction of military facilities at installations in the U.S. and overseas.  During the 2010 fiscal year, these task orders experienced greater levels of activity and generated higher revenues than similar design-build assignments that were in progress during the 2011 fiscal year.  These newer assignments are in early design stages that are typically characterized by lower levels of activity and generate lower revenues.  By contrast, we continued to experience steady demand for the disaster response services we provide to the Federal Emergency Management Agency, particularly following tornado damage in Alabama and flooding caused by Hurricane Irene that occurred in 2011.

The Federal Services Division’s revenues from our federal market sector for the year ended December 30, 2011 were $2.7 billion, an increase of $113.1 million, or 4.4%, compared with the year ended December 31, 2010.  The increase was primarily due to the growth of our federal IT services business as a result of the acquisition of Apptis, which generated $180.0 million in revenues during the year ended December 30, 2011.  Revenues also increased from our work managing chemical demilitarization programs in the U.S., as well as from the global threat reduction services we provide to secure and eliminate weapons of mass destruction at locations worldwide.  These increases were partially offset by a decrease in revenues from the services we provide to modernize aging weapons systems, develop new systems, and maintain and repair military vehicles and aircraft.  Revenues also declined from the operations and installations management support we provide at military bases, test ranges and space flight centers.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts, as well as decreased U.S. military activity in the Middle East.

The Energy & Construction Division’s revenues from our federal market sector for the year ended December 30, 2011 were $1.3 billion, an increase of $49.4 million, or 3.9%, compared with the year ended December 31, 2010.  The increase was primarily driven by higher revenues on a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which accounted for an increase of $97.7 million and higher revenues on a DOE nuclear cleanup project, which accounted for an increase of $30.0 million.  Revenues also increased by $40.2 million due to increased activity on a DOE deactivation, demolition and removal project.  These increases were partially offset by decreases of $66.7 million due to lower activity on the construction of a DOE waste treatment facility, a $24.8 million decrease on a completed DOE project and a $16.8 million decrease on various consulting projects.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector for the year ended December 30, 2011 were $1.9 billion, an increase of $275.3 million, or 16.8%, compared with the year ended December 31, 2010.  For the 2011 fiscal year, Scott Wilson generated $140.9 million in revenues, compared to $51.2 million in revenues that were recognized in the 2010 fiscal year from the date of the acquisition of Scott Wilson through December 31, 2010.  During our 2011 fiscal year, revenues increased from the engineering and environmental services we provide under MSAs to multinational corporations to help them meet regulatory requirements and support their existing operations.  In addition, the sustained high level of oil prices resulted in increased capital spending by many of our clients in the oil and gas industry on the initial phases of projects that had previously been deferred, increasing demand for the front-end engineering and design services we provide.  In the manufacturing industry, we benefited from strong demand for facilities management services as our clients continued to outsource these services to help save costs and maximize the efficiency of their operations.  Revenues also increased from engineering, environmental and construction assignments for mining clients.  By contrast, we continued to experience a decline in revenues from major capital expenditure projects, as well as from the completion of several large-scale contracts that have not been replaced by comparable projects.

The Infrastructure & Environment Division’s revenues from our industrial and commercial market sector for the year ended December 30, 2011 were $1.3 billion, an increase of $321.3 million, or 33.0% compared with the year ended December 31, 2010.  Scott Wilson generated $140.9 million in revenues during the year ended December 30, 2011.  For the 2010 fiscal year, we recognized $51.2 million in revenues from the operations of Scott Wilson from the date of acquisition through December 31, 2010.  We benefited from increased demand for the environmental and engineering work we provide under MSAs with multinational corporations.  In addition, the sustained level of oil prices caused many clients in the oil and gas industry to move forward with the initial phases of projects that had previously been deferred.  Revenues also increased from the engineering and environmental services we provide to mining clients.  As a result of higher commodity prices for metals and mineral resources, many of our mining clients are expanding their operations to meet growing demand.

The Energy & Construction Division’s revenues from our industrial and commercial market sector for the year ended December 30, 2011 were $623.9 million, a decrease of $46.0 million, or 6.9%, compared with the year ended December 31, 2010.  The decrease was primarily due to the completion and wind down of oil and gas and mining projects, which accounted for $76.6 million of the decrease.  This decrease was partially offset by an increase of $35.3 million from higher activity at an engineering and construction project at a manufacturing facility.

Cost of Revenues

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and the services we provided to our clients, increased by 4.4% for the year ended December 30, 2011 compared with the year ended December 31, 2010.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase resulted in a corresponding increase in our cost of revenues.  Consolidated cost of revenues as a percent of revenues increased from 93.8% for the year ended December 31, 2010 to 94.2% for the year ended December 30, 2011.  See “Operating Income” for further discussion.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the year ended December 30, 2011 increased by 12.0% compared with the year ended December 31, 2010.  Consolidated G&A expenses as a percent of revenues remained the same at 0.8% for the years ended December 30, 2011 and December 31, 2010.  The increase was primarily caused by a $6.6 million increase in expenses for employee benefits and the $2.8 million reversal, in the second quarter of fiscal year 2010, of a foreign payroll tax accrual related to a prior acquisition.  These increases were partially offset by $2.2 million of net foreign currency gains recorded in fiscal year 2011.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the years ended December 30, 2011 and December 31, 2010 were $1.0 million and $11.9 million, respectively.  We incurred these expenses in connection with our acquisitions of Apptis and Scott Wilson, which were completed on June 1, 2011 and September 10, 2010, respectively.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisitions.

Restructuring Costs

Restructuring costs for the years ended December 30, 2011 and December 31, 2010 were $5.5 million and $10.6 million, respectively, which consisted primarily of costs for severance and associated benefits.  The majority of the restructuring costs resulted from the continuing integration of Scott Wilson into our existing U.K. and European business and necessary responses to reductions in market opportunities in Europe.

Goodwill Impairment

During the year ended December 30, 2011, we completed our goodwill impairment review and recognized an impairment charge of $825.8 million affecting five of our six reporting units.  The decline in the fair value of our goodwill was due to the effects of the adverse equity market conditions that caused a decrease in market multiples and the decline in our stock price during the third quarter of 2011, which resulted in a decrease in our market capitalization.  On a net, after-tax basis, this resulted in decreases to net income and diluted EPS of $732.2 million and $9.46, respectively, for the year ended December 30, 2011.

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the year ended December 30, 2011 increased by $61.9 million or 88.1% compared with the year ended December 31, 2010.  The variances for the 12-month periods were attributable primarily to the Energy & Construction Division’s unconsolidated joint ventures as discussed below.

The Energy & Construction Division’s equity in income of unconsolidated joint ventures for the year ended December 30, 2011 increased by $60.6 million or 98.5% compared with the year ended December 31, 2010.  The increase was primarily due to:

•
a $34.5 million increase resulting from a $25.0 million charge taken in the comparable period in fiscal 2010 as compared to a $9.5 million favorable settlement recovery on a Southern California highway project recognized in fiscal year 2011; and

•	a $21.6 million increase resulting from higher performance-based earnings on our nuclear management, operations and cleanup projects in the U.K.

Operating Income (Loss)

Our consolidated operating loss for the year ended December 30, 2011 was $223.4 million, a decrease of $767.8 million or 141.0% compared with operating income for the year ended December 31, 2010.

The operating loss for the year ended December 30, 2011 was the result of an $825.8 million goodwill impairment charge.  This charge was partially offset by operating income resulting from the increases in revenues and equity in income of unconsolidated joint ventures described above.  See the detailed discussion in operating income (loss) by segment below.

The Infrastructure & Environment Division’s operating income for the year ended December 30, 2011 decreased by $0.9 million or 0.4% compared with the year ended December 31, 2010.  The decrease in operating income was caused primarily by our European and Middle Eastern operations, particularly in the U.K.  Lower European revenues resulted in decreases in the utilization of our staff and increases in systems integrations-related costs, which caused decreases in our operating income.  These decreases were partially offset by a reduction in restructuring costs of $5.1 million and a reduction in acquisition expenses of $11.8 million that we incurred during the corresponding period last year related to our acquisition of Scott Wilson.  Overhead costs including acquisition-related expenses and restructuring costs as a percentage of revenues decreased from 31.2% to 32.0% for the years ended December 30, 2011 and December 31, 2010.  Acquisition-related expenses and restructuring costs as a percentage of revenues were 0.1% and 0.7% for the years ended December 30, 2011 and December 31, 2010.  Operating income as a percentage of revenues was 5.9% for the year ended December 30, 2011 compared to 6.9% for the year ended December 31, 2010.

The Federal Service Division’s operating loss for the year ended December 30, 2011 was $151.5 million, a decrease of $317.1 million or 191.5% compared with operating income for the year ended December 31, 2010.  The loss was the result of a $348.3 million goodwill impairment charge taken during fiscal year 2011.  In addition to this charge, delayed awards of new task orders under existing contracts also contributed to the decrease in operating income.  These decreases were partially offset by increases in operating income resulting from our acquisition of Apptis in June 2011 and the recognition of performance-based incentive fees on various projects.  Operating income (loss) as a percentage of revenues was (5.6)% for the year ended December 30, 2011, of which the goodwill impairment charge amounted to (12.9)%, compared to 6.4% for the year ended December 31, 2010.

The Energy & Construction Division’s operating loss for the year ended December 30, 2011 was $214.4 million, a decrease of $441.3 million or 194.5% compared with operating income for the year ended December 31, 2010.  The loss was the result of a $477.5 million goodwill impairment charge recorded during fiscal year 2011.  As a percentage of revenues, operating loss was (6.6)% for the year ended December 30, 2011, of which the goodwill impairment charge amounted to (14.7)%, compared to 6.6% for the year ended December 31, 2010.  The following results partially offset the goodwill impairment charge:

•
a $34.5 million increase resulting from a $25.0 million charge taken in the comparable period in fiscal 2010 as compared to a $9.5 million favorable settlement recovery on a Southern California highway project recognized in fiscal 2011;

•	a $21.6 million increase resulting from higher performance-based earnings on our nuclear management, operations and cleanup projects in the U.K.;

•	a $17.4 million increase due to higher performance-based earnings on a nuclear cleanup project;

•	an $11.9 million increase resulting from higher activity on a nuclear management services project;

•	an $11.9 million increase resulting from close-out and settlement of suspended mining projects in Jamaica; and

•	a $10.7 million increase resulting from our share of cost savings on an air quality control services project.

Other items reducing operating income were

•	a $13.6 million decrease resulting from a higher loss recorded in the current year compared to the prior year on a common sulfur project;

•	a $30.6 million decrease associated with completed projects;

•	a $10.0 million decrease resulting from a one-time schedule incentive earned in the prior year on a clean air project;

•	a $10.9 million decrease in major component replacement projects and other related services performed at nuclear power plants; and

•	a $10.9 million decrease resulting from a recovery in fiscal year 2010 related to legacy workers’ compensation and general liability insurance programs that did not recur in fiscal year 2011.

Interest Expense

Our consolidated interest expense for the year ended December 30, 2011 decreased by $8.5 million or 27.8% compared with the year ended December 31, 2010.  This decrease was caused primarily by $7.8 million of interest expense we incurred in fiscal year 2010 on a floating-for-fixed interest rate swap, which matured on December 31, 2010.  We did not have a similar interest rate instrument in 2011.  The decrease was partially offset by a $2.9 million charge to write-off prepaid financing fees and debt issuance costs in connection with the extinguishment of our 2007 Credit Facility during fiscal year 2011.

Income Tax Expense

Our effective income tax rates for the years ended December 30, 2011 and  December 31, 2010 were (37.4%) and 24.8%, respectively.  See further discussion in the “Income Taxes” section below.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Our noncontrolling interests in income of consolidated subsidiaries for the year ended December 30, 2011 increased by $30.2 million or 30.7% compared with the year ended December 31, 2010.  The increase in noncontrolling interests in income of consolidated subsidiaries was primarily due to a $12.2 million increase resulting from higher earnings on the nuclear management, operations and cleanup projects in the U.K., a $10.3 million increase in higher earnings on a DOE nuclear cleanup project, a $6.2 million increase in higher earnings on a levee construction project and a $5.7 million increase in earnings resulting from higher activity on a DOE nuclear management project for the treatment of high-level liquid waste.  These increases were partially offset by a $5.7 million decrease in major component replacement projects and other related services performed at nuclear power plants.

The Year Ended December 31, 2010 Compared with the Year Ended January 1, 2010

Consolidated

	Year Ended
				Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages and per share amounts)	2010	2010	(Decrease)	(Decrease)
	As Revised (1)	As Revised (1)
Revenues	$9,177.1	$9,249.1	$(72.0)	(0.8%)
Cost of revenues	(8,609.5)	(8,772.4)	(162.9)	(1.9%)
General and administrative expenses	(71.0)	(75.8)	(4.8)	(6.4%)
Acquisition-related expenses	(11.9)	—	11.9	N/M
Restructuring costs	(10.6)	—	10.6	N/M
Impairment of an intangible asset	—	(32.8)	(32.8)	N/M
Equity in income of unconsolidated joint ventures	70.3	100.9	(30.6)	(30.4%)
Operating income	544.4	469.0	75.4	16.1%
Interest expense	(30.6)	(48.4)	(17.8)	(36.9%)
Other income, net	—	47.9	(47.9)	N/M
Income before income taxes	513.8	468.5	45.3	9.7%
Income tax expense	(127.6)	(162.9)	(35.3)	(21.7%)
Net income including noncontrolling interests	386.2	305.6	80.6	26.4%
Noncontrolling interests in income of consolidated subsidiaries	(98.3)	(36.5)	61.8	169.3%
Net income attributable to URS	$287.9	$269.1	$18.8	7.0%
		$
Diluted earnings per share	$3.54	$3.29	$0.25	7.6%

N/M = Not meaningful

(1)
We revised the prior year’s amounts for the calculation and presentation of income tax expense and noncontrolling interests in income of consolidated subsidiaries as discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

The following table presents our consolidated revenues by market sector and reporting segment for the years ended December 31, 2010 and January 1, 2010.

	Year Ended
				Percentage
	December 31,	January 1,	Increase	Increase
(In millions, except percentages)	2010	2010	(Decrease)	(Decrease)
Revenues
Power sector
Infrastructure & Environment	$156.5	$144.2	$12.3	8.5%
Federal Services	—	—	—	—
Energy & Construction	952.7	1,248.0	(295.3)	(23.7%)
Power Total	1,109.2	1,392.2	(283.0)	(20.3%)
Infrastructure sector
Infrastructure & Environment	1,402.8	1,400.4	2.4	0.2%
Federal Services	—	—	—	—
Energy & Construction	499.6	262.8	236.8	90.1%
Infrastructure Total	1,902.4	1,663.2	239.2	14.4%
Federal sector
Infrastructure & Environment	682.7	675.7	7.0	1.0%
Federal Services	2,581.2	2,558.1	23.1	0.9%
Energy & Construction	1,259.5	907.0	352.5	38.9%
Federal Total	4,523.4	4,140.8	382.6	9.2%
Industrial and Commercial sector
Infrastructure & Environment	972.2	901.0	71.2	7.9%
Federal Services	—	—	—	—
Energy & Construction	669.9	1,151.9	(482.0)	(41.8%)
Industrial and Commercial Total	1,642.1	2,052.9	(410.8)	(20.0%)
Total revenues, net of eliminations	$9,177.1	$9,249.1	$(72.0)	(0.8%)

Reporting Segments

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services	Energy & Construction	Eliminations	Corporate	Total

Year ended December 31, 2010
Revenues	$3,248.5	$2,582.8	$3,420.6	$(74.8)	$—	$9,177.1
Cost of revenues	(3,006.0)	(2,423.1)	(3,255.2)	74.8	—	(8,609.5)
General and administrative expenses	—	—	—	—	(71.0)	(71.0)
Acquisition-related expenses	(11.9)	—	—	—	—	(11.9)
Restructuring costs	(10.6)	—	—	—	—	(10.6)
Equity in income of unconsolidated joint ventures	2.9	5.9	61.5	—	—	70.3
Operating income (loss)	$222.9	$165.6	$226.9	$—	$(71.0)	$544.4

Year ended January 1, 2010
Revenues	$3,170.4	$2,561.3	$3,583.9	$(66.5)	$—	$9,249.1
Cost of revenues	(2,920.9)	(2,420.0)	(3,498.0)	66.5	—	(8,772.4)
General and administrative expenses	—	—	—	—	(75.8)	(75.8)
Impairment of an intangible asset	—	(3.8)	(29.0)	—	—	(32.8)
Equity in income of unconsolidated joint ventures	6.2	5.7	89.0	—	—	100.9
Operating income (loss)	$255.7	$143.2	$145.9	$—	$(75.8)	$469.0

Increase (decrease) for the year ended December 31, 2010
vs. the year ended January 1, 2010
Revenues	$78.1	$21.5	$(163.3)	$8.3	$—	$(72.0)
Cost of revenues	85.1	3.1	(242.8)	8.3	—	(162.9)
General and administrative expenses	—	—	—	—	(4.8)	(4.8)
Acquisition-related expenses	11.9	—	—	—	—	11.9
Restructuring costs	10.6	—	—	—	—	10.6
Impairment of an intangible asset	—	(3.8)	(29.0)	—	—	(32.8)
Equity in income of unconsolidated joint ventures	(3.3)	0.2	(27.5)	—	—	(30.6)
Operating income (loss)	$(32.8)	$22.4	$81.0	$—	$(4.8)	$75.4

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services	Energy & Construction	Eliminations	Corporate	Total

Percentage increase (decrease) for the year ended December 31, 2010
vs. the year ended January 1, 2010
Revenues	2.5%	0.8%	(4.6%)	12.5%	—	(0.8%)
Cost of revenues	2.9%	0.1%	(6.9%)	12.5%	—	(1.9%)
General and administrative expenses	—	—	—	—	(6.4%)	(6.4%)
Acquisition-related expenses	N/M	—	—	—	—	N/M
Restructuring costs	N/M	—	—	—	—	N/M
Impairment of an intangible asset	—	N/M	N/M	—	—	N/M
Equity in income of unconsolidated joint ventures	(53.2%)	3.5%	(30.9%)	—	—	(30.4%)
Operating income (loss)	(12.8%)	15.6%	55.5%	—	(6.4%)	16.1%

N/M = Not meaningful

(1)
The operating results of Scott Wilson were included in the year ended December 31, 2010 commencing with the acquisition date, but not in the year ended January 1, 2010, as we completed the acquisition in September 2010.

Revenues

Our consolidated revenues for the year ended December 31, 2010 were $9.2 billion, a decrease of $72.0 million or 0.8%, compared with the year ended January 1, 2010.  Revenues from our Infrastructure & Environment Division for the year ended December 31, 2010 were $3.2 billion, an increase of $78.1 million or 2.5%, compared with the year ended January 1, 2010.  Revenues from our Federal Services Division for the year ended December 31, 2010 were $2.6 billion, an increase of $21.5 million or 0.8%, compared with the year ended January 1, 2010.  Revenues from our Energy & Construction Division for the year ended December 31, 2010 were $3.4 billion, a decrease of $163.3 million or 4.6%, compared with the year ended January 1, 2010.

The revenues reported above for each of our divisions are presented prior to the elimination of inter-segment transactions.  Our analysis of these changes in revenues is set forth below.

Power

Consolidated revenues from our power market sector were $1.1 billion, a decrease of $283.0 million or 20.3%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  The decline in revenues in the power sector reflects the completion of several major emissions control projects that experienced high levels of activity and generated significant revenues during the 2009 fiscal year.  Projects of this type, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions, are driven by the timing of regulatory mandates to reduce emissions, such as the Clean Air Interstate Rule.  Many of our clients completed projects to meet the 2010 deadline for emissions reductions and there was a delay in the start-up of new projects.  In addition, as a result of the economic downturn, some of our power clients deferred or cancelled large capital improvement projects.  These decreases in revenues were partially offset by strong demand for the engineering and construction services we provide to develop natural gas-fired power plants.  Revenues also increased from large component replacement projects at existing nuclear power plants to increase the generating capacity and extend the service life of these facilities, as well as from the engineering support services we provide for the development of new nuclear power facilities.

The Infrastructure & Environment Division’s revenues from our power market sector were $156.5 million, an increase of $12.3 million or 8.5%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  The increase in revenues was primarily due to strong demand for the engineering, compliance, permitting and remediation services we provide to utilities to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.  This increase in revenues was partially offset by a decline in activity on several emissions control projects.

The Energy & Construction Division’s revenues from our power market sector were $952.7 million, a decrease of $295.3 million or 23.7%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  The decline in revenues was primarily due to the completion of several major projects involving the retrofit of coal-fired power plants with clean air technologies, which accounted for a decrease in revenues of $441.1 million; a decrease in various power generation projects, which accounted for a decrease of $153.3 million; and the completion of a project to construct a uranium enrichment facility, which accounted for a decrease of $33.9 million.  These decreases were partially offset by a revenue increase of $54.0 million from a new gas power plant project, an increase of $78.2 million due to high levels of activity on two clean air projects, and an increase of $34.9 million from new nuclear projects.  Revenues also increased by $161.9 million as a result of the consolidation of a joint venture that provides engineering, procurement, maintenance, and construction services for large component replacement projects at nuclear power plants.  This joint venture was previously accounted for under the equity method of accounting.

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

The Infrastructure & Environment Division’s revenues from our infrastructure market sector were $1.4 billion, including $92.8 million from Scott Wilson, an increase of $2.4 million or 0.2%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  Excluding the results from Scott Wilson, our Infrastructure & Environment Division experienced a decline in revenues from the infrastructure market sector.  However, revenues increased from the program management, planning, design engineering and construction management services we provide to expand and modernize air transportation infrastructure, rail/transit and high-speed rail systems, and ports and harbors.  Many of these projects are being funded by bonds, users’ fees, dedicated tax measures and the ARRA, helping to offset declines in spending by state and local governments.  By contrast, revenues declined from the services we provide to develop and modernize surface transportation systems, schools and other public facilities.

The Energy & Construction Division’s revenues from our infrastructure market sector were $499.6 million, an increase of $236.8 million or 90.1%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  The increase was driven by high levels of activity on a new construction project to build a flood protection wall in Louisiana, which increased revenues by $189.4 million; a large dam construction project on the Ohio River, which increased revenues by $40.8 million; and the consolidation of four joint ventures that provide engineering, procurement, construction management, and operations and maintenance services, which increased revenues by $52.3 million.  These joint ventures were previously accounted for under the equity method of accounting.  These increases were partially offset by a decrease of $17.2 million related to market sector reclassifications from infrastructure to federal and two events recorded in the comparable period in the previous year:  a $21.0 million favorable settlement of subcontractor claims and close-out activities for a highway construction project in California and a $7.0 million one-time award fee for a transit project in Washington, D.C.

Federal

Consolidated revenues from our federal market sector were $4.5 billion, an increase of $382.6 million or 9.2%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  The increase in revenues reflects continued growth in the services we provide to the DOD, DOE, NASA and other U.S. federal government agencies.  We continued to benefit from strong demand for systems engineering and technical assistance services to modernize aging weapons systems and develop new systems.  Our revenues increased as a result of the restructuring of a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste.  Revenues also increased from the operations and installations management support services we provide at military bases, test ranges, space flight centers and other government installations.  In addition, revenues increased from our work managing chemical demilitarization programs to eliminate chemical and biological weapons.  By contrast, we experienced a decline in revenues from the engineering and construction services we provide to build military infrastructure at installations in the U.S. and overseas in support of DOD activities to realign military bases and redeploy troops to meet the security needs of the post-Cold War era.  This decrease was primarily due to the timing of several design-build contracts for military infrastructure, including the construction of a military hospital.  These contracts experienced higher levels of activity and generated higher revenues during the 2009 fiscal year.  Revenues also declined from the services we provide to maintain, modify and overhaul military aircraft and ground vehicles.

The Infrastructure & Environment Division’s revenues from our federal market sector were $682.7 million, an increase of $7.0 million or 1.0%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  We continued to experience strong demand for the engineering, construction and environmental services we provide to a variety of U.S. federal government agencies, including the General Services Administration, the Department of Veterans Affairs and the U.S. Fish and Wildlife Service.  Revenues also increased from our work for the Department of Homeland Security, primarily due to high levels of activity on a Federal Emergency Management Agency contract to provide mapping and risk analysis of flood hazards in support of the National Flood Insurance Program.  By contrast, we experienced a decline in revenues from the engineering and construction services we provide to the DOD to build military infrastructure at installations in the U.S. and overseas.  This decrease was primarily due to the timing of several design-build contracts, including the construction of a military hospital, which experienced higher levels of activity and generated higher revenues during the 2009 fiscal year.

The Federal Services Division’s revenues from our federal market sector were $2.6 billion, an increase of $23.1 million or 0.9%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  We continued to benefit from strong demand for the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  In addition, revenues increased from our work managing the destruction of chemical weapons stockpiles at Army demilitarization facilities throughout the U.S.  These results also reflect strong demand for the operations and installations management services we provide to the DOD, NASA and other federal agencies in support of complex government and military installations, such as military bases, test ranges and space flight centers.  By contrast, revenues declined from the services we provide to maintain, modify and overhaul military aircraft and ground vehicles.

The Energy & Construction Division’s revenues from our federal market sector were $1.3 billion, an increase of $352.5 million or 38.9%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  The increase was primarily driven by the restructuring of a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which resulted in an increase in revenues of $241.0 million compared to the same period in fiscal year 2009.  The increase resulted from a change in the structure of the rebid contract from an agency contract to an at-risk contract.  Revenues also increased by $72.3 million from a new contract to provide management by $23.6 million from operations services to a federal energy technology laboratory resulting from increased activity at a DOE nuclear waste treatment construction project, and by $17.2 million related to market sector reclassifications from infrastructure to federal.

Industrial and Commercial

Consolidated revenues from our industrial and commercial market sector were $1.6 billion, a decrease of $410.8 million or 20.0%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  Our industrial and commercial market sector, which includes the work we perform for oil and gas, mining and manufacturing clients, continued to be the most exposed to the economic downturn during our 2010 fiscal year.  We experienced a decline in revenues due largely to the delay or cancellation of major capital expenditure programs and the completion of several large-scale contracts that were not replaced by comparable assignments.  Revenues also decreased from the services we provide to develop and operate mines.  During the 2009 fiscal year, many of our mining clients curtailed or suspended mine activities as a result of lower prices for metals and mineral resources; these contracts were not replaced by comparable projects during fiscal year 2010.  By contrast, revenues increased from the environmental work we provide under long-term MSAs with multinational corporations, as well as from the facilities management services we provide to manufacturing clients.

The Infrastructure & Environment Division’s revenues from our industrial and commercial market sector were $972.2 million, an increase of $71.2 million or 7.9%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  Revenues increased from the environmental and engineering work we provide under MSAs to multinational corporations, particularly among clients in the oil and gas industry.  Because this work typically is driven by regulatory requirements and supports existing facility operations, it tends to be less susceptible to economic downturns and reductions in capital spending.  Revenues also increased from the environmental services we provide to mining clients.  By contrast, we experienced a decrease in demand for the engineering and construction-related services on major capital improvement projects.

The Energy & Construction Division’s revenues from our industrial and commercial market sector were $669.9 million, a decrease of $482.0 million or 41.8%, for the year ended December 31, 2010 compared with the year ended January 1, 2010.  The decrease was primarily driven by the completion of major construction projects, including a $190.7 million decrease related to a cement manufacturing plant and a $271.5 million decrease related to various oil and gas projects.  Also, due to the economic downturn and the decline in the prices of metals and mineral resources during 2009, many of our mining clients curtailed mining operations and, in some cases, closed mines.  We did not replace these contracts to develop and operate mines with comparable assignments in 2010, resulting in a $112.4 million decrease in revenues from our mining clients compared to the prior year.  These decreases were partially offset by a revenue increase of $40.1 million due to increased activity on a refinery construction project, an increase of $43.8 million from new oil and gas projects, and an increase of $13.1 million from increased activity at a facility management project.

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

General and Administrative Expenses

Our consolidated G&A expenses for the year ended December 31, 2010 decreased by 6.4% compared with the year ended January 1, 2010.  The decrease was primarily caused by the reversal of a payroll tax liability of $2.8 million related to a prior acquisition and reductions in employee benefit costs of $5.3 million.  These decreases were partially offset by foreign currency losses of $2.0 million and a $1.7 million increase in consulting services.  Consolidated G&A expenses as a percent of revenues decreased slightly from 0.82% for the year ended January 1, 2010 to 0.77% for the year ended December 31, 2010.

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

Equity in Income of Unconsolidated Joint Ventures

Our consolidated equity in income of unconsolidated joint ventures for the year ended December 31, 2010 decreased by $30.6 million or 30.4% compared with the year ended January 1, 2010.  The decrease was attributable primarily to the Energy & Construction Division’s unconsolidated joint ventures as described below.

The Infrastructure & Environment Division’s equity in income of unconsolidated joint ventures for the year ended December 31, 2010 decreased by $3.3 million or 53.2% compared with the year ended January 1, 2010, primarily due to the completion of several projects, including FEMA post-disaster response projects that were not replaced in 2010.

The Energy & Construction Division’s equity in income of unconsolidated joint ventures for the year ended December 31, 2010 decreased by $27.5 million or 30.9% compared with the year ended January 1, 2010 resulting from the following:

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

The Infrastructure & Environment Division’s operating income for the year ended December 31, 2010 decreased by $32.8 million or 12.8% compared with the year ended January 1, 2010.  The decrease in operating income was primarily due to $11.9 million of acquisition-related expenses in connection with our acquisition of Scott Wilson, $10.6 million of restructuring costs resulting from the integration of Scott Wilson into our existing U.K. and European business, and $4.8 million of amortization of intangible assets related to the acquisition of Scott Wilson.  Overhead costs as a percentage of revenues, which excludes acquisition-related expenses and restructuring costs, increased from 30.8% for the year ended January 1, 2010 to 31.2% for the year ended December 31, 2010.  The increase in overhead costs was primarily due to increases in insurance expense and employee benefit costs.  In addition, we also experienced a decrease in equity in income of unconsolidated joint ventures as previously discussed.  The decline in operating income was partially offset by $8.8 million of foreign currency gains.  Operating income as a percentage of revenues was 6.9% for fiscal year 2010 compared to 8.1% in fiscal year 2009.

The Federal Services Division’s operating income for the year ended December 31, 2010 increased by $22.4 million or 15.6% compared with the year ended January 1, 2010.  The increase in operating income was primarily due to higher award fees and performance-based incentive fees earned on various DOD projects, as well as favorable price finalization and performance on a fixed-price U.S. government contract.  This increase included $32.7 million in early completion incentive fees, and accelerated base and award fees earned on a chemical demilitarization contract.  These increases in operating income were partially offset by declining revenues associated with military support activities in Iraq, a $7.1 million charge associated with cost growth on a fixed-price U.S. government contract, and delayed contract awards.  Operating income as a percentage of revenues was 6.4% for fiscal year 2010 compared to 5.6% in fiscal year 2009.

The Energy & Construction Division’s operating income for the year ended December 31, 2010 increased by $81.0 million or 55.5% compared with the year ended January 1, 2010.  The increase in operating income was primarily due to the following:

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

These increases in operating income were partially offset by a $25.0 million charge taken on the SR-125 highway project, decreases in revenues in our industrial and commercial market sector as previously described, a decrease of $20.1 million from various power generation projects and an $11.1 million charge on a DOE decontamination and decommissioning project in New York has experienced cost growth due in part to certain environmental contamination events.  The contract was modified from a cost-reimbursable arrangement to a target cost with a cap.  The $11.1 million charge is based on our current estimate of costs to complete the project.  In addition, our operating income in fiscal year 2009 included $18.7 million in earnings from MIBRAG, which was sold on June 10, 2009, $13.4 million from a contract to construct a cement manufacturing facility, which was completed in 2009, and $26.3 million from various contract mining projects that were completed or terminated during the prior year.  Furthermore, the increase in operating income was partially offset by the following events that also occurred during fiscal year 2009, but did not recur during fiscal year 2010:

•	a $16.0 million change order recovery and close out activities on a highway project;

•	a contract termination fee of $9.0 million on a cancelled contract mining project; and

•	a $7.0 million project development success fee on a transit project.

Operating income as a percentage of revenues was 6.6% for fiscal year 2010 compared to 4.1% in fiscal year 2009.

Interest Expense

Our consolidated interest expense for the year ended December 31, 2010 decreased by 36.9% compared with the year ended January 1, 2010.  The decrease was primarily due to lower debt balances, the lower London Interbank Offered Rate (“LIBOR”) interest rates and lower interest rate margins in 2010, and to a lesser extent, adjustments to interest expense related to our uncertain tax positions.

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

Income Tax Expense

Our effective income tax rate for the year ended December 31, 2010 decreased to 24.8% from 34.8% for the year ended January 1, 2010.  (See further discussion in the “Income Taxes” section below.)

Noncontrolling Interests in Income of Consolidated Subsidiaries

Our noncontrolling interests in income of consolidated subsidiaries for the year ended December 31, 2010 increased by $61.8 million or 169.3% compared with the year ended January 1, 2010.  The increase in noncontrolling interests in income of consolidated subsidiaries was primarily due to the consolidation of joint ventures at the beginning of our 2010 fiscal year and new projects initiated during our 2010 fiscal year.  These increases included $29.6 million from the consolidation of a U.K. joint venture, $10.9 million from the consolidation of a joint venture involved in a DOE nuclear clean-up project in Washington State, and $5.1 million from the consolidation of a joint venture that provides engineering, procurement, maintenance, and construction services for large nuclear component replacement projects.  These increases were partially offset by the completion of projects by our consolidated joint ventures during our 2010 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Cash flows from operating activities	$504.6	$527.6	$651.6
Cash flows from investing activities	(348.1)	(299.8)	205.0
Cash flows from financing activities	(294.3)	(375.1)	(360.0)

Overview

Our primary sources of liquidity are collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings from our term loan and lines of credit.  Our primary uses of cash are to fund business acquisitions, working capital, income tax payments, and capital expenditures; to service our debt; to repurchase our common stock; and to make distributions to the noncontrolling interests in our consolidated joint ventures.

Our cash flows from operations are primarily impacted by fluctuations in working capital requirements, which are affected by numerous factors, including the billing and payment terms of our contracts, stage of completion of contracts performed by us, the timing of payments to vendors, subcontractors, and joint ventures, and the changes in income tax and interest payments, or unforeseen events or issues that may have an impact on our working capital.

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At December 30, 2011 and December 31, 2010, restricted cash was $21.0 million and $28.0 million, respectively, which amounts were included in “Other current assets” on our Consolidated Balance Sheets.  At December 30, 2011 and December 31, 2010, cash and cash equivalents included $91.4 million and $85.6 million, respectively, of cash held by our consolidated joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts represent our primary sources of cash inflows from operations.  Costs and accrued earnings in excess of billings on contracts represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, unbilled amounts may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of December 30, 2011 and December 31, 2010, significant unapproved change orders and claims, which are included in costs and accrued earnings in excess of billings on contracts, collectively represented approximately 2% in each year of our gross accounts receivable and costs and accrued earnings in excess of billings on contracts.

All accounts receivable and costs and accrued earnings in excess of billings on contracts are evaluated on a regular basis to assess the risk of collectability and allowances are provided as deemed appropriate.  Based on the nature of our customer base, including U.S. federal, state and local governments and large reputable companies, and contracts, we have not historically experienced significant write-offs related to receivables and costs and accrued earnings in excess of billings.  The size of our allowance for uncollectible receivables as a percentage of the combined totals of our accounts receivable and costs and accrued earnings in excess of billings on contracts is indicative of our history of successfully billing costs and costs and accrued earnings in excess of billings on contracts and collecting the billed amounts from our clients.

As of December 30, 2011 and December 31, 2010, our receivable allowances represented 1.77% and 1.89%, respectively, of the combined total accounts receivable and costs and accrued earnings in excess of billings on contracts.  We believe that our allowance for doubtful accounts receivable as of December 30, 2011 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of December 30, 2011 and December 31, 2010 were $310.8 million and $275.8 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 74 days as of December 31, 2010 to 79 days as of December 30, 2011, which was primarily due to the timing of payments from clients on our accounts receivable.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, pay income taxes, as well as to service our debt, for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 16, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report, which may adversely affect our liquidity and capital resources.

We refinanced the outstanding debt balances under our 2007 Credit Facility during the fourth quarter of fiscal year 2011.  See further discussion in the “2011 Credit Facility” section.

Subsequent Events

Acquisition

On February 20, 2012, we entered into a definitive agreement (“Arrangement Agreement”) to acquire all of the outstanding shares of Flint for Canadian $25.0 per share in cash, or approximately Canadian $1.25 billion (U.S. $1.25 billion).  We also will assume approximately Canadian $225.0 million (U.S. $225.0 million) of Flint’s debt.  Assuming completion of the acquisition, Flint will operate as a new division of URS.  We expect to close this transaction during the second quarter of 2012.

Concurrently with the signing of the Arrangement Agreement, we entered in to a financing commitment letter with various lenders that provides for a $500.0 million senior unsecured bridge facility to finance the acquisition of Flint.  The financing commitments of the lenders are subject to documentation and other customary conditions.  Permanent financing is expected to consist of borrowings under our existing credit facility and new debt.  Subsequent to the signing of the Arrangement Agreement, we have entered into, and intend to enter into additional, financial contracts to protect against interest rate and foreign currency risks.  There can be no assurance that new permanent financing will be available on favorable terms or at all.

Dividend Program

On February 24, 2012, our Board of Directors authorized the implementation of a dividend program and authorized a $0.20 per share quarterly dividend with a record date of March 16, 2012 and a payment date of April 6, 2012.  Future dividends are subject to approval by our Board of Directors.

Operating Activities

The decrease in cash flows from operating activities for the year ended December 30, 2011, compared to the year ended December 31, 2010, was primarily due to the timing of:  dividend distributions from our unconsolidated joint ventures, collections from clients on accounts receivable, advance project payments from clients, project performance payments, and vendor and subcontractor payments.  In addition, we made larger income tax payments.

The decrease in cash flows from operating activities for the year ended December 31, 2010, compared to the year ended January 1, 2010, was primarily due to the timing of payments from clients on accounts receivable, the use of advance payments from clients as projects moved towards completion, the timing of project performance payments and an increase in income tax payments.  The decrease in cash flows from operating activities was partially offset by the timing of payments to joint ventures, the timing of payments to vendors and subcontractors, and a decrease in interest payments.

During the first quarter of 2012, we expect to make estimated payments of $140 million to pension, post-retirement, defined contribution and multiemployer pension plans and incentive payments.

Investing Activities

Cash flows used for investing activities of $348.1 million during the year ended December 30, 2011 consisted of the following significant activities:

•	payments for business acquisitions, net of cash acquired, and for exercised shares in connection with a prior business acquisition, of $282.1 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $67.5 million; and

•	disbursements related to advances to unconsolidated joint ventures of $19.6 million.

These cash flows were partially offset by:

•	proceeds from disposal of property and equipment of $14.1 million mainly resulting from the close out and settlement of mining projects in Jamaica.

Cash flows used for investing activities of $299.8 million during the year ended December 31, 2010 consisted of the following significant activities:

•	payments for our acquisition of Scott Wilson, net of cash acquired, of $291.7 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $45.2 million; and

•
$16.1 million in net change in restricted cash balance primarily due to restrictions on cash balance of $28.0 million that collateralize the five-year loan notes that we issued to shareholders of Scott Wilson as an alternative to cash consideration, partially offset by the removal of restrictions on $11.9 million in cash held at a project.

These cash flows were partially offset by:

•	maturity of short-term investments of $30.2 million; and

•	consolidation of joint ventures, which resulted in a $20.7 million increase to the cash balance at the beginning of our 2010 fiscal year.

Cash flows generated from investing activities of $205.0 million during the year ended January 1, 2010 consisted of the following significant activities:

•	net proceeds from sale of our equity investment in MIBRAG, of $282.6 million;

•	receipt of $246.1 million in settlement of foreign currency forward contract;

•	maturity of short-term investments of $165.0 million; and

~~•~~	Proceeds from disposal of property and equipment of $54.5 million mainly due to the termination, at our client’s discretion, of a Bolivian mining contract in our Energy & Construction Division.

These cash flows were partially offset by:

•	payment of $273.8 million in settlement of foreign currency forward contract;

•	purchase of short-term investments of $195.7 million; and

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $41.6 million.

For the fiscal year 2012, we expect to incur approximately $89 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows used for financing activities of $294.3 million during the year ended December 30, 2011 consisted of the following significant activities:

•
payment of all outstanding indebtedness under our 2007 Credit Facility, which included outstanding term loans of $625.0 million and a drawn balance on our revolving line of credit in the amount of $50.0 million;

•	repurchases of our common stock of $242.8 million;

•	distributions to noncontrolling interests of $111.7 million; and

•	payments on our revolving line of credit of $115.7 million.

These cash flows were partially offset by:

•	a term loan borrowing from our 2011 Credit Facility of $700.0 million; and

•	borrowings from our revolving line of credit of $138.6 million.

Cash flows used for financing activities of $375.1 million during the year ended December 31, 2010 consisted of the following significant activities:

•	payments of $150.0 million of the term loans under our 2007 Credit Facility;

•	repurchases of our common stock of $128.3 million; and

•	distributions to noncontrolling interests of $107.2 million.

Cash flows used for financing activities of $360.0 million during the year ended January 1, 2010 consisted of the following significant activities:

•	payments of $300.0 million of the term loans under our 2007 Credit Facility;

•	repurchases of our common stock of $41.2 million; and

•	distributions to noncontrolling interests of $41.5 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of December 30, 2011:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of December 30, 2011:
2011 Credit Facility (1)	$700.0	$8.8	$96.2	$595.0	$—	$—
Revolving line of credit	23.0	—	—	23.0	—	—
Capital lease obligations (1)	27.3	11.6	11.4	4.3	—	—
Notes payable, foreign credit lines and other indebtedness	53.1	42.2	9.0	1.9	—	—
Total debt	803.4	62.6	116.6	624.2	—	—
Operating lease obligations (2)	650.2	186.1	235.0	129.5	99.6	—
Pension and other retirement plans funding requirements (3)	499.7	75.8	84.9	88.1	250.9	—
Interest (4)	93.2	17.0	38.2	38.0	—	—
Purchase obligations (5)	15.7	8.5	7.2	—	—	—
Asset retirement obligations (6)	13.2	0.8	3.5	0.7	8.2	—
Other contractual obligations (7)	31.8	16.3	—	—	—	15.5
Total contractual obligations	$2,107.2	$367.1	$485.4	$880.5	$358.7	$15.5

(1)	Amounts shown exclude unamortized debt issuance costs of $4.9 million for the 2011 Credit Facility. For capital lease obligations, amounts shown exclude interest of $2.4 million.

(2)	Operating leases are predominantly real estate leases.

(3)	Amounts consist of estimated pension and other retirement plan funding requirements for various pension, post-retirement, and other retirement plans.

(4)	Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate.

(5)	Purchase obligations consist primarily of software maintenance contracts.

(6)	Asset retirement obligations represent the estimated costs of removing and restoring our leased properties to the original condition pursuant to our real estate lease agreements.

(7)
Other contractual obligations include net liabilities for anticipated settlements and interest under our tax liabilities, accrued benefit for our executives pursuant to their employment agreements, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under “Other” above.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our 2011 Credit Facility and our international credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the 2011 Credit Facility or international credit facilities, our ability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  As of December 30, 2011, we had $107.3 million in standby letters of credit outstanding under our 2011 Credit Facility and $35.5 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $0.9 million as of December 30, 2011.

•	We have guaranteed several of our foreign credit facilities and bank guarantee lines. The aggregate amount of these guarantees was $50.0 million as of December 30, 2011.

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

2007 Credit Facility

Our 2007 Credit Facility was replaced by our 2011 Credit Facility as discussed in more detail below.  The proceeds from our 2011 Credit Facility were used to pay all indebtedness outstanding under our 2007 Credit Facility, which included outstanding term loans of $625.0 million and a drawn balance of $50.0 million on our revolving line of credit.

Loss on Extinguishment of Debt

We recorded a $2.9 million loss on extinguishment of debt, consisting of the write-off of the prepaid financing fees and debt issuance costs related to the 2007 Credit Facility during the year ended December 30, 2011.  The loss is included in “Interest expense” on our Consolidated Statement of Operations.  For the years ended December 31, 2010 and January 1, 2010, we did not incur any loss on debt extinguishment.

2011 Credit Facility

On October 19, 2011, we entered into our 2011 Credit Facility, which replaced our 2007 Credit Facility.  The new senior credit facility provides for a term loan facility of $700.0 million and revolving credit facility of $1.0 billion.  As part of this facility, we can borrow up to $400.0 million in various foreign currencies and have an option to increase the size of the revolving credit facility or obtain a term loan of up to an additional $1.0 billion from new or existing lenders.

As of December 30, 2011, the outstanding balance of the term loan was $700.0 million.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at LIBOR plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.  As specified by our 2011 Credit Facility, we are required to maintain ratings from both Standard and Poor’s (“S&P”) and Moody’s Investor Services (“Moody’s”).  During fiscal year 2011, both S&P and Moody’s upgraded our credit ratings to BBB- and Baa3, respectively.  As of December 30, 2011, the interest rate applicable to the term loan was 1.80%.

Our 2011 Credit Facility will mature on October 19, 2016 and our first quarterly principal payment will be due on December 28, 2012.  We have an option to prepay the term loans at any time without penalty.

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

Our 2011 Credit Facility identifies various events of default and provides for acceleration of the obligations and exercise of other enforcement remedies upon default.  Events of default include our failure to make payments under the credit facility; cross-defaults; a breach of financial, affirmative and negative covenants; a breach of representations and warranties; bankruptcy and other insolvency events; the existence of unsatisfied judgments and attachments; dissolution; other events relating to the Employee Retirement Income Security Act; a change in control and invalidity of loan documents.

Our 2011 Credit Facility is guaranteed by all of our existing and future domestic subsidiaries that, on an individual basis, represent more than 10% of either our consolidated domestic assets or consolidated domestic revenues.  If necessary, additional domestic subsidiaries will be included so that assets and revenues of subsidiary guarantors are equal at all times to at least 80% of our consolidated domestic assets and consolidated domestic revenues of our available domestic subsidiaries.

The proceeds from the 2011 Credit Facility were used to pay all indebtedness outstanding under our 2007 Credit Facility and the related refinancing costs.  We used the remaining proceeds and may use any future borrowings from our 2011 Credit Facility along with operating cash flows for general corporate purposes, including funding working capital, making capital expenditures, funding acquisitions, dividends and repurchasing our common stock.

As of December 30, 2011, our consolidated leverage ratio was 1.2, which did not exceed the maximum consolidated leverage ratio of 3.0, and our consolidated interest coverage ratio was 41.7, which exceeded the minimum consolidated interest coverage ratio of 3.0. We were in compliance with the covenants of our 2011 Credit Facility as of December 30, 2011.

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

We had an outstanding debt balance of $23.0 million on our revolving line of credit as of December 30, 2011, but did not have an outstanding balance as of December 31, 2010.  As of December 30, 2011, we had issued $107.3 million of letters of credit, leaving $869.7 million available under our revolving credit facility.

Our revolving line of credit information was summarized as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In millions, except percentages)	2011	2010	2010
Effective average interest rates paid on the revolving line of credit	1.3%	3.0%	3.2%
Average daily revolving line of credit balances	$25.9	$0.3	$—
Maximum amounts outstanding at any point during the year	$104.6	$12.1	$0.3

Other Indebtedness

Notes payable, Loan Notes, and foreign credit lines.  As of December 30, 2011 and December 31, 2010, we had outstanding amounts of $53.1 million and $62.8 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.04% and 2.32% as of December 30, 2011 and December 31, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of December 30, 2011 and December 31, 2010, we had $33.7 million and $62.8 million, respectively, in lines of credit available under all foreign facilities.  As of December 30, 2011 and December 31, 2010, the total outstanding debt balance of our foreign credit lines was $10.5 million and $16.1 million, respectively.

Capital Leases.  As of December 30, 2011 and December 31, 2010, we had obligations under our capital leases of approximately $27.3 million and $19.4 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of December 30, 2011 and December 31, 2010, we had obligations under our operating leases of approximately $650.2 million and $600.3 million, respectively, consisting primarily of real estate leases.

Income Tax Expense

As of December 30, 2011, our federal net operating loss (“NOL”) carryover was approximately $15.8 million.  These federal NOL carryovers expire in years 2021 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $337.2 million.  These state NOL carryovers expire in years 2012 through 2027.  There are also foreign NOL carryovers in various jurisdictions of approximately $393.9 million.  The majority of the foreign NOL carryovers have no expiration date.  At December 30, 2011, the federal, state and foreign NOL carryovers resulted in a deferred tax asset of $108.4 million with a valuation allowance of $96.2 million established against this deferred tax asset.  None of the remaining net deferred tax assets related to NOL carryovers is individually material and management believes that it is more likely than not they will be realized.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

As of December 30, 2011 and December 31, 2010, we have remaining tax-deductible goodwill of $316.5 million and $338.0 million, respectively, resulting from acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 15 years.  The tax deduction for goodwill for 2012 is expected to be approximately $87.0 million and is expected to be substantially lower beginning in 2015.

Valuation allowances for deferred tax assets are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Based on expected future operating results, we believe that realization of deferred tax assets in excess of our valuation allowances is more likely than not.

We have indefinitely reinvested $426.6 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of December 30, 2011.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize these earnings in our foreign operations.  The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision to repatriate the earnings is made.

The effective income tax rates for the years ended December 30, 2011, December 31, 2010, and January 1, 2010 are as follows:

Year Ended	Effective Income Tax Rates (1)
December 30, 2011	(37.4)%
December 31, 2010	24.8%
January 1, 2010	34.8%

(1)
Fiscal years 2010 and 2009 tax amounts were revised as discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

The 37.4% negative effective tax rate for the year ended December 30, 2011 differs from the statutory rate of 35% primarily due to the goodwill impairment charge taken during the year, a substantial portion of which is not deductible for tax purposes.

The effective income tax rate for the year ended December 31, 2010 is less than the statutory rate of 35% primarily due to a change in our indefinite reinvestment assertion during the year.  During our fiscal year 2010, we determined that our plans to expand our international presence would require that we indefinitely reinvest the earnings of all of our foreign subsidiaries offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  This benefit increased net income attributable to URS by $42.1 million.

No cash distributions were made from our foreign subsidiaries to their U.S. shareholders in fiscal year 2009, 2010 or 2011.  In the fourth quarter of 2009 and the third quarter of 2010, some distributions were made between our foreign subsidiaries, which resulted in foreign earnings being subject to U.S. taxation of $16.0 million and $6.4 million, respectively.

As of December 30, 2011, December 31, 2010 and January 1, 2010, we had $16.7 million, $21.5 million and $25.2 million of unrecognized tax benefits, respectively.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2011 were $12.4 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Unrecognized tax benefits beginning balance	$21.5	$25.2	$51.3
Gross increase – tax positions in prior years	2.7	1.1	3.0
Gross decrease – tax positions in prior years	(3.6)	(1.5)	(19.5)
Gross increase – current period tax positions	—	1.4	0.5
Settlements	(0.2)	(0.2)	(8.3)
Lapse of statute of limitations	(3.7)	(5.3)	(1.8)
Unrecognized tax benefits acquired in current year	—	0.8	—
Unrecognized tax benefits ending balance	$16.7	$21.5	$25.2

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the years ended December 30, 2011, December 31, 2010 and January 1, 2010, we recognized $(1.4) million, $1.5 million and $0.5 million, respectively, in interest and penalties.  We have accrued approximately $6.7 million, $8.1 million and $5.6 million in interest and penalties as of December 30, 2011, December 31, 2010 and January 1, 2010, respectively.  The decrease in unrecognized tax benefits during the year ended January 1, 2010 included all of the unrecognized tax benefits acquired in the Washington Group International, Inc. (“WGI”) acquisition.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

It is reasonably possible that unrecognized tax benefits will decrease up to $2.9 million within the next twelve months as a result of the settlement of tax audits.  The timing and amounts of these audit settlements are uncertain, but we do not expect any of these settlements to have a significant impact on our financial position or results of operations.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss), net of tax for the year ended December 30, 2011 was comprised of pension and post-retirement adjustments, and foreign currency translation adjustments.  The 2011 pension and post-retirement adjustment of $62.7 million, net of tax, was caused primarily by a decrease in the discount rate employed in the actuarial assumptions related to the U.K. Pension Scheme.  The 2011 foreign currency translation adjustment of $11.2 million resulted from the weakening of the U.S. dollar against foreign currencies.  See Note 17, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our other comprehensive loss.

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

The following are the accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management.  There were no material changes to these critical accounting policies during the year ended December 30, 2011.

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

As a result of our analysis under the accounting standard for consolidation, we determined that we were the primary beneficiary of, and therefore, must consolidate eleven joint ventures in which we did not have a majority voting interest as of and for the year ended December 30, 2011.  Five of these joint ventures were consolidated within our Infrastructure & Environment segment and six were consolidated within our Energy & Construction segment.

Total revenues of these joint ventures for the year ended December 30, 2011 were less than 10% of our total consolidated revenues.  The net impact of these joint ventures on segment revenues for the year ended December 30, 2011 was less than 15% of total segment revenues for each segment.  There was no impact on our debt as a result of consolidating these joint ventures.

As required by the accounting standard, we perform a quarterly re-assessment of our status as primary beneficiary.  This evaluation may result in a newly consolidated joint venture or in deconsolidating a previously consolidated joint venture.  Subsequent to our adoption of the standard at the beginning of fiscal year 2010, we concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be de-consolidated.  See Note 5, “Joint Ventures” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for further information on our VIEs.

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

Change orders are modifications of an original contract that effectively change the existing provisions of the contract.  Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work.  Either we or our clients may initiate change orders.  Client agreement as to the terms of change orders is, in many cases, reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement.  Costs related to change orders are recognized as incurred.  Revenues attributable to change orders that are unapproved as to price or scope are recognized to the extent that costs have been incurred if the amounts can be reliably estimated and their realization is probable.  Revenues in excess of the costs attributable to change orders that are unapproved as to price or scope are recognized only when realization is assured beyond a reasonable doubt.  Change orders that are unapproved as to both price and scope are evaluated as claims.

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

“At-risk” and “Agency” Contracts.  The amount of revenues we recognize also depends on whether the contract or project represents an at-risk or an agency relationship between the client and us.  Determination of the relationship is based on characteristics of the contract or the relationship with the client.  For at-risk relationships where we act as the principal to the transaction, the revenue and the costs of materials, services, payroll, benefits, and other costs are recognized at gross amounts.  For agency relationships, where we act as an agent for our client, only the fee revenue is recognized, meaning that direct project costs and the related reimbursement from the client are netted.  From time to time, we may also collaborate with other parties by sharing our assets, services and knowledge for a joint marketing and business development arrangement, or we may enter into other third-party contractual agreements to perform other services or specific activities required by our clients.  Significant accounting presentation and measurements are determined at inception based on the structure of the legal entity and the contractual agreement.  If we determine that these agreements are collaborative arrangements that are not accounted for as specified under the consolidation or equity method and joint venture investments guidance, then we account for the arrangement at gross amounts for at-risk relationships or at net amounts for agency relationships.  For the years ended December 30, 2011, December 31, 2010, and January 1, 2010, we recognized immaterial amounts of revenues from agency contracts and collaborative arrangements.

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

Goodwill and Intangible Assets Impairment Review

Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other intangible assets represent a substantial portion of our total assets.  Goodwill and other net intangible assets were $3.3 billion as of December 30, 2011.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur or circumstances change that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

We perform our annual goodwill impairment review as of the end of the first month following our quarterly reporting period ending in September and also perform interim impairment reviews if triggering events occur.  Due to the stock market volatility and declines in our stock price during the third quarter of 2011, our market capitalization was reduced.  This circumstance prompted us to perform an interim goodwill impairment test as of September 30, 2011, and as a result, we recorded an estimated goodwill impairment charge of $798.1 million in the third quarter of 2011.  During the fourth quarter of 2011, we finalized our step-two goodwill impairment analysis as of September 30, 2011 and recorded an additional goodwill impairment charge of $27.7 million.

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

Goodwill impairment reviews involve a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value using discounted cash flow analyses, referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated operating results and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions.  To arrive at our cash flow projections, we use estimates of economic and market information over a projection period of ten years, including growth rates in revenues, costs, and estimates of future expected changes in operating margins.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

When performing our impairment analysis, we also reconcile the sum of the fair values of our reporting units with our market capitalization to determine if the sum reasonably reconciles to the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and examine whether the implied control premium is reasonable in light of current market conditions.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment.  The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit were being acquired in a business combination.  If the implied fair value of goodwill is less than its carrying value, we would record an impairment charge for the difference.

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

Change in an Assumption (In millions)	Domestic Defined Benefit Plans	Foreign Defined Benefit Plans	Post-retirement Benefit Plans
25 basis point increase in discount rate	$(11.2)	$(19.9)	$(0.8)
25 basis point decrease in discount rate	$11.7	$21.1	$0.8

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

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

An accounting standard update related to new disclosures about fair value measurements was issued.  Part of the standard was effective for us in the first quarter of our 2010 fiscal year.  The additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis, became effective for us beginning with the first quarter of our 2011 fiscal year.  The adoption of the final part of the standard did not have a material impact on our consolidated financial statements.

An accounting standard update related to the way companies test for impairment of goodwill was issued.  Pursuant to this accounting update, goodwill of the reporting unit is not considered to be impaired if the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount.  In that event, the second step of the impairment test is not required.  However, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.  In considering whether it is more likely than not that goodwill impairment exists, a company must evaluate whether there are qualitative factors that could adversely affect goodwill.  Consistent with the prior requirements, this test must be performed annually or, if an event occurs or circumstances exist that indicate that it is more likely than not that goodwill impairment exists, in the interim.  This standard became effective for us beginning in the first quarter of our 2011 fiscal year.  The adoption of this standard did not have a material impact on our consolidated financial statements.

An accounting standard update related to goodwill impairment testing was issued.  The update provides companies with the option to proceed directly to the first step of the two-step goodwill impairment test or perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount, referred to as “step zero.”  If an entity determines it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary.  The update will become effective for us beginning with our first interim period of fiscal year 2012.  We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

An accounting standard update was issued related to disclosure requirements for multiemployer pension plans and multiemployer plans that provide postretirement benefits other than pensions.  The update requires employers participating in either of these types of plans, if they are significant, to provide additional quantitative and qualitative disclosures on an annual basis with more detailed information regarding an employer’s involvement in the plans, financial health of the plans and the nature of the employer commitments to the plan.  We adopted this standard at the end of our 2011 fiscal year.  For additional disclosures, see Note 13, “Employee Retirement and Post-Retirement Benefit Plans” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.  This update affected our disclosures, not our accounting for multiemployer plans.  The adoption of this standard did not have a material impact on our consolidated financial statements.

An accounting standard related to the presentation of other comprehensive income was issued to increase the prominence of items reported in other comprehensive income.  The amended standard requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and other disclosures.  Among the new provisions of this standard was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however, a subsequent accounting standard update was issued, which indefinitely deferred the reclassification requirement.  Further deliberations on this topic by the FASB are expected at a future date.  Excluding the deferred reclassification requirement, the remaining portion of the standard is effective for us beginning with our first quarter of fiscal year 2012; however, we have historically presented the components of net income and the components of other comprehensive income in two separate, but consecutive, statements.

An accounting standard update regarding fair value measurement was issued to conform the definition of fair value and common requirements for measurement of and disclosure about fair value under U.S. GAAP and International Financial Reporting Standards.  The amended standard also clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable Level 3 inputs.  The standard update is effective for us beginning with our first interim period of fiscal year 2012.  We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

An accounting standard update related to new disclosures about balance sheet offsetting and related arrangements was issued.  For derivatives and financial assets and liabilities, the amendments require the disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet.  The standard update is effective for us beginning with our first interim period in fiscal year 2013.  This standard does not amend the existing guidance on when it is appropriate to offset.  As a result, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  Based on the outstanding term loan of $700.0 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.2 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by the full 1% as our current variable index is 0.30%.  If our variable margin rate drops by 0.30%, it would lower our net-of-tax interest expense by approximately $1.2 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.  We had a foreign currency translation loss of $11.2 million, a foreign currency translation gain of $8.8 million, and a foreign currency translation gain of $8.1 million for the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries (the "Company") at December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, the Company adopted a new accounting standard that required it to change the manner in which it accounts for variable interest entities in 2010.

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

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Apptis Holdings, Inc. (“Apptis”) from its assessment of internal control over financial reporting as of December 30, 2011 because it was acquired by the Company in a purchase business combination during 2011.  We have also excluded Apptis from our audit of internal control over financial reporting.  Apptis is a wholly-owned subsidiary whose total assets and total revenues represent 4.9% and 1.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2011.

/s/   PricewaterhouseCoopers LLP

San Francisco, California
February 27, 2012

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS6
(In millions, except per share data)

	December 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$436.0	$573.8
Accounts receivable, including retentions of $67.5 and $69.1, respectively	1,114.7	1,102.8
Costs and accrued earnings in excess of billings on contracts	1,317.1	1,157.1
Less receivable allowances	(43.1)	(42.8)
Net accounts receivable	2,388.7	2,217.1
Deferred tax assets	63.0	83.3
Other current assets	201.2	134.8
Total current assets	3,088.9	3,009.0
Investments in and advances to unconsolidated joint ventures	107.7	65.5
Property and equipment at cost, net	269.4	266.1
Intangible assets, net	522.0	514.1
Goodwill	2,773.0	3,393.2
Other assets	101.6	103.5
Total assets	$6,862.6	$7,351.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$61.5	$60.5
Accounts payable and subcontractors payable, including retentions of $39.6 and $46.5, respectively	659.1	673.9
Accrued salaries and employee benefits	527.0	441.6
Billings in excess of costs and accrued earnings on contracts	310.8	275.8
Other current liabilities	176.5	191.4
Total current liabilities	1,734.9	1,643.2
Long-term debt	737.0	641.3
Deferred tax liabilities	276.5	326.9
Self-insurance reserves	132.7	127.9
Pension and post-retirement benefit obligations	276.0	230.8
Other long-term liabilities	221.1	180.3
Total liabilities	3,378.2	3,150.4
Commitments and contingencies (Note 16)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 87.8 and 86.9 shares issued, respectively; and 76.7 and 81.9 shares outstanding, respectively	0.9	0.9
Treasury stock, 11.1 and 5.0 shares at cost, respectively	(454.9)	(212.1)
Additional paid-in capital	2,966.8	2,924.3
Accumulated other comprehensive loss	(110.8)	(36.9)
Retained earnings	975.2	1,441.0
Total URS stockholders’ equity	3,377.2	4,117.2
Noncontrolling interests	107.2	83.8
Total stockholders’ equity	3,484.4	4,201.0
Total liabilities and stockholders’ equity	$6,862.6	$7,351.4

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	December 30,	December 31,	January 1,
	2011	2010	2010
		As Revised	As Revised
Revenues	$9,545.0	$9,177.1	$9,249.1
Cost of revenues	(8,988.8)	(8,609.5)	(8,772.4)
General and administrative expenses	(79.5)	(71.0)	(75.8)
Acquisition-related expenses (Note 7)	(1.0)	(11.9)	—
Restructuring costs (Note 16)	(5.5)	(10.6)	—
Goodwill impairment (Note 8)	(825.8)	—	—
Impairment of an intangible asset (Note 8)	—	—	(32.8)
Equity in income of unconsolidated joint ventures	132.2	70.3	100.9
Operating income (loss)	(223.4)	544.4	469.0
Interest expense	(22.1)	(30.6)	(48.4)
Other income, net (Note 5)	—	—	47.9
Income (loss) before income taxes	(245.5)	513.8	468.5
Income tax expense	(91.8)	(127.6)	(162.9)
Net income (loss) including noncontrolling interests	(337.3)	386.2	305.6
Noncontrolling interests in income of consolidated subsidiaries	(128.5)	(98.3)	(36.5)
Net income (loss) attributable to URS	$(465.8)	$287.9	$269.1

Earnings (loss) per share (Note 3):
Basic	$(6.03)	$3.56	$3.31
Diluted	$(6.03)	$3.54	$3.29
Weighted-average shares outstanding (Note 3):
Basic	77.3	81.0	81.4
Diluted	77.3	81.3	81.8

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	December 30,	December 31,	January 1,
	2011	2010	2010
Comprehensive income (loss):		As Revised	As Revised
Net income (loss) including noncontrolling interests	$(337.3)	$386.2	$305.6
Pension and post-retirement related adjustments, net of tax	(62.7)	(0.7)	(11.7)
Foreign currency translation adjustments, net of tax	(11.2)	8.8	8.1
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	—	5.1
Unrealized loss on foreign currency forward contract, net of tax	—	—	(10.7)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	—	10.7
Unrealized gain on interest rate swap, net of tax	—	4.2	5.1
Comprehensive income (loss)	(411.2)	398.5	312.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(128.5)	(98.3)	(36.5)
Comprehensive income (loss) attributable to URS	$(539.7)	$300.2	$275.7

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
								As Revised
Balances, January 2, 2009	84.0	$0.9	$(42.6)	$2,838.3	$(55.8)	$884.0	$3,624.8	$31.1	$3,655.9
Employee stock purchases and exercises of stock options	0.4	—	—	15.7	—	—	15.7	—	15.7
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(11.8)	—	—	(11.8)	—	(11.8)
Stock-based compensation	0.9	—	—	41.2	—	—	41.2	—	41.2
Excess tax benefits from stock-based compensation	—	—	—	1.5	—	—	1.5	—	1.5
Foreign currency translation adjustments, net of tax	—	—	—	—	8.1	—	8.1	—	8.1
Foreign currency translation adjustment due to sale of investment in unconsolidated joint venture, net of tax	—	—	—	—	5.1	—	5.1	—	5.1
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(11.7)	—	(11.7)	—	(11.7)
Interest rate swap, net of tax	—	—	—	—	5.1	—	5.1	—	5.1
Repurchases of common stock	(1.0)	—	(41.2)	—	—	—	(41.2)	—	(41.2)
Unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	(10.7)	—	(10.7)	—	(10.7)
Reclassification of unrealized loss on foreign currency forward contract, net of tax	—	—	—	—	10.7	—	10.7	—	10.7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41.5)	(41.5)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	18.7	18.7
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income including noncontrolling interests	—	—	—	—	—	269.1	269.1	36.5	305.6
Balances, January 1, 2010	84.0	$0.9	$(83.8)	$2,884.9	$(49.2)	$1,153.1	$3,905.9	$44.6	$3,950.5

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
								As Revised
Balances, January 1, 2010	84.0	$0.9	$(83.8)	$2,884.9	$(49.2)	$1,153.1	$3,905.9	$44.6	$3,950.5
Employee stock purchases and exercises of stock options	0.3	—	—	11.3	—	—	11.3	—	11.3
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(17.1)	—	—	(17.1)	—	(17.1)
Stock-based compensation	0.9	—	—	44.0	—	—	44.0	—	44.0
Excess tax benefits from stock-based compensation	—	—	—	1.2	—	—	1.2	—	1.2
Foreign currency translation adjustments	—	—	—	—	8.8	—	8.8	—	8.8
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Interest rate swap, net of tax	—	—	—	—	4.2	—	4.2	—	4.2
Repurchases of common stock	(3.0)	—	(128.3)	—	—	—	(128.3)	—	(128.3)
Newly consolidated joint ventures	—	—	—	—	—	—	—	41.0	41.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(107.2)	(107.2)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	7.6	7.6
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(0.5)	(0.5)
Net income including noncontrolling interests	—	—	—	—	—	287.9	287.9	98.3	386.2
Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.3	—	—	11.7	—	—	11.7	—	11.7
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(15.3)	—	—	(15.3)	—	(15.3)
Stock-based compensation	0.8	—	—	45.3	—	—	45.3	—	45.3
Excess tax benefits from stock-based compensation	—	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustments	—	—	—	—	(11.2)	—	(11.2)	—	(11.2)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(62.7)	—	(62.7)	—	(62.7)
Repurchases of common stock	(6.0)	—	(242.8)	—	—	—	(242.8)	—	(242.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(111.7)	(111.7)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	6.9	6.9
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net loss including noncontrolling interests	—	—	—	—	—	(465.8)	(465.8)	128.5	(337.3)
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$975.2	$3,377.2	$107.2	$3,484.4

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	December 30,	December 31,	January 1,
	2011	2010	2010
Cash flows from operating activities:		As Revised	As Revised
Net income (loss) including noncontrolling interests	$(337.3)	$386.2	$305.6
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	82.1	84.3	86.9
Amortization of intangible assets	60.6	49.2	52.8
Amortization of debt issuance costs	5.8	9.2	7.8
Loss on settlement of foreign currency forward contract	—	—	27.7
Net gain on sale of investment in unconsolidated joint venture	—	—	(75.6)
Restructuring costs	3.3	10.6	—
Normal profit	(2.7)	1.2	(11.0)
Goodwill impairment	825.8	—	—
Impairment of an intangible asset	—	—	32.8
Loss on extinguishment of debt	2.9	—	—
Provision for doubtful accounts	2.8	6.7	5.8
Gain on disposal of property and equipment	(8.9)	—	(2.1)
Deferred income taxes	(23.3)	10.9	107.6
Stock-based compensation	45.3	44.0	41.2
Excess tax benefits from stock-based compensation	(0.8)	(1.2)	(1.5)
Equity in income of unconsolidated joint ventures	(132.2)	(70.3)	(100.9)
Dividends received from unconsolidated joint ventures	107.3	92.5	85.6
Changes in operating assets, liabilities and other, net of effects of consolidation and/or deconsolidation of joint ventures and business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(106.8)	(46.4)	214.2
Other current assets	(19.0)	29.8	30.7
Advances to unconsolidated joint ventures	(0.2)	(1.7)	10.4
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(43.0)	(67.6)	(159.2)
Billings in excess of costs and accrued earnings on contracts	19.2	(30.2)	(12.0)
Other long-term liabilities	13.0	22.5	(6.5)
Other assets	10.7	(2.1)	11.3
Total adjustments and changes	841.9	141.4	346.0
Net cash from operating activities	504.6	527.6	651.6
See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)

	Year Ended
	December 30,	December 31,	January 1,
	2011	2010	2010
Cash flows from investing activities:		As Revised	As Revised
Payments for business acquisitions, net of cash acquired, and for exercised shares in connection with a business acquisition	(282.1)	(291.7)	(14.2)
Changes in cash related to consolidation and/or deconsolidation of joint ventures	—	20.7	—
Proceeds from disposal of property and equipment	14.1	8.3	54.5
Proceeds from sale of investment in unconsolidated joint venture, net of related selling costs	—	—	282.6
Payment in settlement of foreign currency forward contract	—	—	(273.8)
Receipt in settlement of foreign currency forward contract	—	—	246.1
Investments in unconsolidated joint ventures	(19.6)	(6.0)	(16.3)
Changes in restricted cash	7.0	(16.1)	(1.6)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(67.5)	(45.2)	(41.6)
Purchases of short-term investments	—	—	(195.7)
Maturity of short-term investments	—	30.2	165.0
Net cash from investing activities	(348.1)	(299.8)	205.0
Cash flows from financing activities:
Borrowings from long-term debt and revolving line of credit	838.6	—	—
Payments on long-term debt and revolving line of credit	(748.3)	(159.6)	(310.5)
Net payments under lines of credit and short-term notes	(16.4)	(7.6)	(0.6)
Net change in overdrafts	(18.0)	14.4	4.4
Payments on capital lease obligations	(10.9)	(7.5)	(6.3)
Payments of debt issuance costs	(3.9)	—	—
Excess tax benefits from stock-based compensation	0.8	1.2	1.5
Proceeds from employee stock purchases and exercises of stock options	11.7	11.3	15.7
Distributions to noncontrolling interests	(111.7)	(107.2)	(41.5)
Contributions and advances from noncontrolling interests	6.6	8.2	18.5
Repurchases of common stock	(242.8)	(128.3)	(41.2)
Net cash from financing activities	(294.3)	(375.1)	(360.0)
Net change in cash and cash equivalents	(137.8)	(147.3)	496.6
Cash and cash equivalents at beginning of period	573.8	721.1	224.5
Cash and cash equivalents at end of period	$436.0	$573.8	$721.1

Supplemental information:
Interest paid	$15.2	$24.0	$40.3
Taxes paid	$177.3	$79.3	$58.9
Taxes refunded	$—	$—	$31.2

Supplemental schedule of non-cash investing and financing activities:
Loan Notes issued and estimated consideration for vested shares exercisable in connection with an acquisition	$—	$30.9	$—
Equipment acquired with capital lease obligations and equipment note obligations	$14.2	$12.9	$8.6
Purchase price adjustment and contingent consideration payable under acquisitions	$7.9	$—	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  Headquartered in San Francisco, we have more than 46,000 employees in a global network of offices and contract-specific job sites in more than 40 countries.  We operate through three reporting segments:  the Infrastructure & Environment Division, the Federal Services Division and the Energy & Construction Division.

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

We completed the acquisitions of Apptis Holdings, Inc. (“Apptis”) and Scott Wilson Group plc. (“Scott Wilson”) on June 1, 2011 and September 10, 2010, respectively.  The operating results of Apptis and Scott Wilson from their acquisition dates through December 30, 2011 are included in our consolidated financial statements under the Federal Services and Infrastructure & Environment Divisions, respectively.  See Note 7, “Acquisitions,” for more information regarding these acquisitions.

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

Proportional Performance.  Our service contracts, primarily performed by our Federal Services Division, are accounted for using the proportional performance method, under which revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

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

Accounts receivable and costs and accrued earnings in excess of billings on contracts include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in costs and accrued earnings in excess of billings on contracts, may not be billable until an agreement or, in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At December 30, 2011 and December 31, 2010, restricted cash balances were $21.0 million and $28.0 million, respectively.  These amounts were included in “Other current assets” on our Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 5, “Joint Ventures.”

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

We use derivative instruments only for risk management purposes and not for speculation or trading.  The amount, maturity, and other specifics of the hedge, if any, are determined by the specific derivative instrument.  If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge.  We formally document all relationships between hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking various hedged transactions.  For those derivatives designated as cash flow or fair value hedges, we formally assess, both at the derivatives’ inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the hedged items.  The ineffective portion of hedging transactions is recognized in current income.

Fair Value Measurement

We determine the fair values of our financial instruments, including debt instruments and pension and post-retirement plan assets based on inputs or assumptions that market participants would use in pricing an asset or a liability.  We categorize our instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.  The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values based on their short-term nature.  Our long-term debt is predominately floating-rate.  See Note 10, “Fair Value of Debt Instruments and Derivative Instruments,” for additional disclosure.

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

Costs of upgrades and enhancements are capitalized if the expenditures will result in adding functionality to the software.  Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which may be up to ten years~~.~~

Goodwill and Intangible Assets

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

Goodwill impairment reviews involve a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value using discounted cash flow analyses, referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated operating results and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions.  To arrive at our cash flow projections, we use estimates of economic and market information over a projection period of ten years, including growth rates in revenues, costs, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

When performing our impairment analysis, we also reconcile the sum of the fair values of our reporting units with our market capitalization to determine if the sum reasonably reconciles with the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and examine if the implied control premium is reasonable in light of current market conditions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

If our goodwill were impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.  However, any potential non-cash charge would not have any adverse effect on the covenant calculations required under our new, five-year $1.7 billion senior secured credit facility (“2011 Credit Facility”) or our overall compliance with the covenants of our 2011 Credit Facility.

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

Revision of Previously Issued Financial Statements

During fiscal year 2011, we identified an error related to the calculation and presentation of income tax expense.  Historically, we included income tax expense related to the noncontrolling interests’ share of all of our consolidated joint ventures, including both taxable entities and entities that pass taxable income through to their partners (“pass-through entities”).  We concluded that income tax expense should not include amounts related to the noncontrolling interests’ share of consolidated joint ventures that are pass-through entities.  Our past treatment resulted in an overstatement of income tax expense with an identical offset to net income attributable to noncontrolling interests.  As a result, income tax expense was overstated and noncontrolling interests in income of consolidated subsidiaries was understated for the years ended December 31, 2010 and January 1, 2010 by $27.3 million and $14.7 million, respectively.  Our effective income tax rate for the years ended December 31, 2010 and January 1, 2010 was overstated by 5.3 percentage points and 3.1 percentage points, respectively.

This revision had no impact on operating income, income before taxes, net income attributable to URS or earnings per share (“EPS”).  There was also no impact on our Consolidated Balance Sheets, or on cash flows from operating, investing or financing activities; however, there were misclassifications that impacted line items within cash flows from operating activities.  Similarly, there were misclassifications within our Consolidated Statements of Comprehensive Income and our Consolidated Statements of Changes in Stockholders’ Equity that had no impact on previously reported comprehensive income attributable to URS or total stockholders’ equity.

We assessed the materiality of this error in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin 99 and concluded that the previously issued financial statements were not materially misstated.  In accordance with the SEC’s Staff Accounting Bulletin 108, we have corrected these immaterial errors by revising the previously issued financial statements included in this document.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accordingly, the consolidated financial statements for the years ended December 31, 2010 and January 1, 2010 have been revised to correct the immaterial errors described above.

The effect of these revisions on the line items within our consolidated financial statements and on the effective tax rates for the years ended December 31, 2010 and January 1, 2010 is as follows:

	Year Ended			Year Ended
	December 31, 2010			January 1, 2010
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
(In millions, except for percentages)
Consolidated Statements of Operations Data:
Income before income taxes	$513.8	$—	$513.8	$468.5	$—	$468.5
Income tax expense	(154.9)	27.3	(127.6)	(177.6)	14.7	(162.9)
Net income including noncontrolling interests	358.9	27.3	386.2	290.9	14.7	305.6
Noncontrolling interests in income of consolidated subsidiaries	(71.0)	(27.3)	(98.3)	(21.8)	(14.7)	(36.5)
Net income attributable to URS	$287.9	$—	$287.9	$269.1	$—	$269.1

Effective income tax rate	30.1%	5.3%	24.8%	37.9%	3.1%	34.8%

Consolidated Statements of Comprehensive Income Data:
Net income including noncontrolling interests	$358.9	$27.3	$386.2	$290.9	$14.7	$305.6
Comprehensive income	$371.2	$27.3	$398.5	$297.5	$14.7	$312.2
Noncontrolling interests in comprehensive income of consolidated subsidiaries	$(71.0)	$(27.3)	$(98.3)	$(21.8)	$(14.7)	$(36.5)

Consolidated Statements of Changes in Stockholders' Equity Data:
Distributions to noncontrolling interests	$(79.9)	$(27.3)	$(107.2)	$(26.8)	$(14.7)	$(41.5)
Noncontrolling interests in comprehensive income of consolidated subsidiaries	$71.0	$27.3	$98.3	$21.8	$14.7	$36.5

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities:
Net income including noncontrolling interests	$358.9	$27.3	$386.2	$290.9	$14.7	$305.6
Accounts payable, accrued salaries and employee benefits, and other current liabilities	$(40.3)	$(27.3)	$(67.6)	$(144.5)	$(14.7)	$(159.2)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An accounting standard update related to new disclosures about fair value measurements was issued.  Part of the standard was effective for us in the first quarter of our 2010 fiscal year.  The additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis, became effective for us beginning with the first quarter of our 2011 fiscal year.  The adoption of the final part of the standard did not have a material impact on our consolidated financial statements.

An accounting standard update related to the way companies test for impairment of goodwill was issued.  Pursuant to this accounting update, goodwill of the reporting unit is not considered to be impaired if the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount.  In that event, the second step of the impairment test is not required.  However, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.  In considering whether it is more likely than not that goodwill impairment exists, a company must evaluate whether there are qualitative factors that could adversely affect goodwill.  Consistent with the prior requirements, this test must be performed annually or, if an event occurs or circumstances exist that indicate that it is more likely than not that goodwill impairment exists, in the interim.  This standard became effective for us beginning in the first quarter of our 2011 fiscal year.  The adoption of this standard did not have a material impact on our consolidated financial statements.

An accounting standard update related to goodwill impairment testing was issued.  The update provides companies with the option to proceed directly to the first step of the two-step goodwill impairment test or perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount, referred to as “step zero.”  If an entity determines it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary.  The update will become effective for us beginning with our first interim period of fiscal year 2012.  We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

An accounting standard update was issued related to disclosure requirements for multiemployer pension plans and multiemployer plans that provide postretirement benefits other than pensions.  The update requires employers participating in either of these types of plans, if they are significant, to provide additional quantitative and qualitative disclosures on an annual basis with more detailed information regarding an employer’s involvement in the plans, financial health of the plans and the nature of the employer commitments to the plan.  We adopted this standard at the end of our 2011 fiscal year.  See Note 13, “Employee Retirement and Post-Retirement Benefit Plans,” for additional disclosures.  This update affected our disclosures, not our accounting for multiemployer plans.  The adoption of this standard did not have a material impact on our consolidated financial statements.

An accounting standard related to the presentation of other comprehensive income was issued to increase the prominence of items reported in other comprehensive income.  The amended standard requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and other disclosures.  Among the new provisions of this standard was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however, a subsequent accounting standard update was issued, which indefinitely deferred the reclassification requirement.  Further deliberations on this topic by the FASB are expected at a future date.  Excluding the deferred reclassification requirement, the remaining portion of the standard is effective for us beginning with our first quarter of fiscal year 2012; however, we have historically presented the components of net income and the components of other comprehensive income in two separate, but consecutive, statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

An accounting standard update regarding fair value measurement was issued to conform the definition of fair value and common requirements for measurement of and disclosure about fair value under U.S. GAAP and International Financial Reporting Standards.  The amended standard also clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable Level 3 inputs.  The standard update is effective for us beginning with our first interim period of fiscal year 2012.  We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.

An accounting standard update related to new disclosures about balance sheet offsetting and related arrangements was issued.  For derivatives and financial assets and liabilities, the amendments require the disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet.  The standard update is effective for us beginning with our first interim period in fiscal year 2013.  This standard does not amend the existing guidance on when it is appropriate to offset.  As a result, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE 3.  EARNINGS PER SHARE

In our computation of diluted EPS, we exclude the potential shares related to stock options that are issued and unexercised where the exercise price exceeds the average market price of our common stock during the period.  Since we recorded a goodwill impairment charge of $825.8 million during the year ended December 30, 2011, which resulted in a net loss for the year, no dilution was applied to our basic weighted-average shares outstanding for the period, as all shares were anti-dilutive.  We also exclude nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010

Weighted-average common stock shares outstanding (1)	77.3	81.0	81.4
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	—	0.3	0.4
Weighted-average common stock outstanding – Diluted	77.3	81.3	81.8

(1)	Weighted-average common stock outstanding is net of treasury stock.

	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Anti-dilutive equity awards not included above	1.0	0.9	0.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.  ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts with the U.S. federal government and with other customers as of December 30, 2011 and December 31, 2010:

	December 30,	December 31,
(In millions)	2011	2010
Accounts receivable:
U.S. federal government	$391.2	$398.8
Others	723.5	704.0
Total accounts receivable	$1,114.7	$1,102.8
Costs and accrued earnings in excess of billings on contracts:
U.S. federal government	$758.9	$662.4
Others	558.2	494.7
Total costs and accrued earnings in excess of billings on contracts	$1,317.1	$1,157.1

As of December 30, 2011 and December 31, 2010, we had receivables with contractual terms in excess of one year of $257.0 million and $146.8 million, respectively.

NOTE 5.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms; and

•	Management and operation services, including commercial operations, decontamination, decommissioning, and waste management of a nuclear facility in the United Kingdom (“U.K.”).

In accordance with the current consolidation standard, we analyzed all of our joint ventures and classified them into two groups:

•	Joint ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and

•	Joint ventures that do not need to be consolidated because they are either not VIEs and we do not hold a majority voting interest, or because they are VIEs of which we are not the primary beneficiary.

We adopted the standard on consolidation of VIEs prospectively since the date of adoption, the beginning of our 2010 fiscal year.  During the first quarter of 2010, our review of our joint ventures resulted in the identification and consolidation of several immaterial joint ventures, which, under the previous standard, should have been consolidated.

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred since adoption.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	December 30,	December 31,
(In millions)	2011	2010
Cash and cash equivalents	$91.4	$85.6
Net accounts receivable	313.3	322.1
Other current assets	1.5	1.1
Noncurrent assets	36.9	30.0
Total assets	$443.1	$438.8

Accounts and subcontractors payable	$151.9	$214.8
Billings in excess of costs and accrued earnings on contracts	35.2	7.5
Accrued expenses and other	30.6	30.1
Noncurrent liabilities	15.2	3.2
Total liabilities	232.9	255.6

Total URS equity	103.0	99.4
Noncontrolling interests	107.2	83.8
Total owners’ equity	210.2	183.2
Total liabilities and owners’ equity	$443.1	$438.8

Total revenues of the consolidated joint ventures were $1.7 billion, $1.7 billion, and $1.2 billion for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

The assets of our consolidated joint ventures are restricted for use only by the particular joint venture and are not available for our general operations.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures.  Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

(In millions)	Unconsolidated VIEs	MIBRAG Mining Joint Venture (1)
December 30, 2011
Current assets	$457.6	N/A
Noncurrent assets	$8.8	N/A
Current liabilities	$288.1	N/A
Noncurrent liabilities	$0.1	N/A

December 31, 2010
Current assets	$438.9	N/A
Noncurrent assets	$7.6	N/A
Current liabilities	$355.8	N/A
Noncurrent liabilities	$0.1	N/A

For the year ended December 30, 2011 (2, 3)
Revenues	$1,498.0	N/A
Cost of revenues	$(1,201.5)	N/A
Income from continuing operations before tax	$296.5	N/A
Net income	$274.7	N/A

For the year ended December 31, 2010 (2, 3)
Revenues	$1,409.7	N/A
Cost of revenues	$(1,225.2)	N/A
Income from continuing operations before tax	$184.5	N/A
Net income	$169.6	N/A

For the year ended January 1, 2010 (2)
Revenues	$1,993.6		$219.6
Cost of revenues	$(1,721.8)		$(181.8)
Income from continuing operations before tax	$271.8		$37.8
Net income	$259.0		$37.3

(1)	During the second quarter of 2009, we sold our equity investment in the MIBRAG mbH (“MIBRAG”) mining venture.

(2)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

(3)
In October 2010, we received notice of a ruling on the priority of claims against a bankrupt client made by one of our unconsolidated joint ventures related to the SR-125 road project in California.  The judge ruled against our joint venture’s position, finding that its mechanic’s lien did not have priority over the senior lenders.  As a result of the court’s decision, we recorded a pre-tax non-cash asset impairment charge of $25.0 million for the year ended December 31, 2010.  During the second quarter of 2011, we recognized a $9.5 million favorable claim settlement on this project.

For the years ended December 30, 2011, December 31, 2010, and January 1, 2010, we received $107.3 million, $92.5 million, and $85.6 million, respectively, of distributions from unconsolidated joint ventures.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Sale of Equity Investment in MIBRAG

On June 10, 2009, we completed the sale of our equity investment in MIBRAG.  We received $287.8 million in cash proceeds from the sale.  In addition, we settled our foreign currency forward contract, which primarily hedged our net investment in MIBRAG.  See Note 10, “Fair Value of Debt Instruments and Derivative Instruments” for further discussion of our foreign currency loss related to the foreign currency forward contract.  The following table describes the impact of these transactions for the year ended January 1, 2010:

(In millions)	Year Ended January 1, 2010
Other income, net:
Sales proceeds	$287.8
Less: carrying value	(207.0)
sale-related costs	(5.2)
Gain on sale	75.6
Loss on settlement of foreign currency forward contract	(27.7)
Other income, net	$47.9

NOTE 6.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	December 30,	December 31,
(In millions)	2011	2010
Computer hardware	$186.8	$148.8
Computer software	186.3	174.8
Leasehold improvements	109.0	74.6
Construction and mining equipment	95.3	119.5
Furniture and fixtures	91.5	83.4
Other equipment	78.5	81.6
Land and buildings	9.2	9.4
Construction in progress	0.2	3.8
	756.8	695.9
Accumulated depreciation and amortization	(487.4)	(429.8)
Property and equipment at cost, net (1)	$269.4	$266.1

(1)	The unamortized computer software costs were $60.8 million and $68.4 million, respectively, as of December 30, 2011 and December 31, 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property and equipment was depreciated by using the following estimated useful lives:

Estimated Useful Lives
Computer software and hardware and other equipment	3 – 10 years
Construction and mining equipment	3 – 15 years
Furniture and fixtures	3 – 10 years
Leasehold improvements (1)	1 – 20 years
Buildings	10 – 55 years

(1)	Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

Our depreciation and amortization expense related to property and equipment was $82.1 million, $84.3 million, and $86.9 million, respectively, for the years ended December 30, 2011, December 31, 2010, and January 1, 2010.

NOTE 7.  ACQUISITIONS

Apptis Acquisition

On June 1, 2011, we acquired Apptis, for a purchase price of approximately $283 million.  Apptis provides IT services to the U.S. federal government.  The addition of Apptis expands our capabilities in the federal IT market.

Our consolidated financial statements include the operating results of Apptis, which are included under our Federal Services Division, from the date of acquisition through December 30, 2011.  Pro forma results of Apptis have not been presented because the effect of this acquisition is not material to our consolidated financial results.

Scott Wilson Acquisition

During the year ended December 31, 2010, we completed the acquisition of Scott Wilson, an infrastructure engineering and design firm based in the U.K.  This acquisition expanded our capabilities in the U.K. infrastructure market and in other key regions around the world.  The total purchase consideration for this acquisition as of September 10, 2010, the acquisition date, was $343 million.

Our consolidated financial statements include the operating results of Scott Wilson, which are included under our Infrastructure & Environment Division from the date of acquisition.  Pro forma results of Scott Wilson have not been presented because the effect of this acquisition is not material to our consolidated financial results.

Acquisition-Related Expenses

In connection with these acquisitions, we recognized $1.0 million and $11.9 million of expenses for the years ended December 30, 2011 and December 31, 2010, respectively, in “Acquisition-related expenses” on our Consolidated Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with this acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Allocations of Purchase Price

The following table presents allocations of Apptis and Scott Wilson’s identifiable assets acquired and liabilities assumed based on the estimates of their fair values as of the acquisition date.  We expect to finalize the purchase price allocation for Apptis within 12 months from the acquisition date and we do not expect any adjustments to be material.

Allocation of purchase price:

(In millions)	Apptis	Scott Wilson
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$18	$15
Trade and other receivables	60	188
Other current assets	8	13
Property and equipment	20	36
Other assets	10	12
Identifiable intangible assets:
Customer relationships, contracts and backlog (1,2)	60	110
Trade name and other (1,2)	4	26
Total amount allocated to identifiable intangible assets	64	136
Current liabilities	(76)	(169)
Net deferred tax liabilities	(5)	(12)
Pension benefit obligations	—	(82)
Long-term liabilities	(16)	(11)
Total identifiable net assets acquired	83	126
Goodwill	200	217
Total purchase price	$283	$343

(1)
The estimated useful life for customer relationships, contracts and backlog related to the Apptis acquisition is eight years.  The estimated useful life for its trade name and other identifiable intangible assets ranges from two to three years.

(2)
The estimated useful life for customer relationships, contracts and backlog related to the Scott Wilson acquisition ranges from four to 15 years.  The useful life for its trade name was estimated to be 25 years and for other related identifiable intangible assets was estimated to range from one to 11 years.

Intangible assets.  Intangible assets include customer relationships, contracts and backlog, trade name and other.  Customer relationships represent existing contracts and the underlying customer relationships and backlog.  We amortize the fair values of these assets based on the period over which the economic benefits of the intangible assets are expected to be realized.  Trade name and other intangible assets are amortized using the straight-line method over their estimated useful lives.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.

The factors that contributed to the recognition of goodwill from the acquisition of Apptis included acquiring a workforce with capabilities in the federal IT market and cost savings opportunities.  This acquisition generated $200 million of goodwill, which is included in our Federal Services Division.  Of the total acquired goodwill, approximately $64 million is expected to be tax deductible.

The factors that contributed to the recognition of goodwill from the acquisition of Scott Wilson included acquiring a workforce with capabilities in the U.K. infrastructure market and other international markets, and cost savings opportunities.  This acquisition generated $217 million of goodwill, which is included in our Infrastructure & Environment Division.  None of the acquired goodwill is tax deductible.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following tables present the changes in goodwill allocated to our reportable segments and reporting units from January 1, 2010 to December 30, 2011:

(In millions)	Goodwill Balance as of January 1, 2010	Acquisitions	Transfer Between Segments	Other Adjustments (1)	Goodwill Balance as of December 31, 2010

Infrastructure & Environment Operating Segment	$540.7	$221.8	$(9.3)	$1.4	$754.6

Federal Services Operating Segment	854.8	—	—	—	854.8

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	—	—	—	565.4
Civil Construction & Mining Group	293.9	—	—	—	293.9
Industrial/Process Group	189.4	—	—	—	189.4
Power Group	725.8	—	9.3	—	735.1
Total	1,774.5	—	9.3	—	1,783.8

Total	$3,170.0	$221.8	$—	$1.4	$3,393.2

(In millions)	Goodwill Balance as of December 31, 2010	Acquisitions	Goodwill Impairment	Other Adjustments (1)	Goodwill Balance as of December 30, 2011

Infrastructure & Environment Operating Segment	$754.6	$12.2	$—	$(8.7)	$758.1

Federal Services Operating Segment	854.8	202.1	(348.3)	—	708.6

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	—	(160.0)	—	405.4
Civil Construction & Mining Group	293.9	—	(81.6)	—	212.3
Industrial/Process Group	189.4	—	(71.4)	—	118.0
Power Group	735.1	—	(164.5)	—	570.6
Total	1,783.8	—	(477.5)	—	1,306.3

Total	$3,393.2	$214.3	$(825.8)	$(8.7)	$2,773.0

(1)
For the year ended December 31, 2010, “Other Adjustments” include an adjustment for foreign currency translation of $1.4 million.  For the year ended December 30, 2011, other adjustments include an adjustment for the final allocation of our purchase price of Scott Wilson of $5.3 million, an adjustment resulting from the sale of a business of $2.2 million, and an adjustment for foreign currency translation of $1.2 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The net change in the carrying amount of goodwill for the year ended December 30, 2011 was primarily due to the following:

•	Our acquisitions of Apptis and two small engineering companies. See Note 7, “Acquisitions,” for more information regarding our acquisition of Apptis.

•	A goodwill impairment charge of $825.8 million for the year ended December 30, 2011. See “Goodwill Impairment Review” below for a more detailed discussion.

Goodwill Impairment Review

We have identified six reporting units.  In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment is a business, (ii) whether discrete financial information is available, (iii) whether the financial information is regularly reviewed by management of the operating segment, and (iv) how the operations are managed or how an acquired entity is integrated in the business operations.  During our fiscal year 2011, we merged the operations of our previously two reporting units in our Federal Services segment and thus, aggregated them into one reporting unit and concluded that the following are our reporting units:

•	The Infrastructure & Environment Operating Segment (the “IE reporting unit”)

•	The Federal Services Operating Segment

•	Within the Energy & Construction Operating Segment:

o	Global Management and Operations Services Group

o	Civil Construction and Mining Group

o	Industrial/Process Group

o	Power Group

The fair value measurements were calculated using unobservable inputs to our discounted cash flows, which are classified as Level 3 within the fair value hierarchy.  To arrive at the cash flow projections used in the calculation of fair values for our goodwill impairment review, we use estimates of economic and market information for the next ten years.  The key assumptions we used to estimate the fair values of our reporting units are:

•	Discount rates

•	Compounded annual revenue growth rates

•	Average operating margins, and

•	Terminal value capitalization rate (“Capitalization Rate”)

Of the key assumptions, the discount rates and the Capitalization Rate are market-driven.  These rates are derived from the use of market data and employment of the weighted-average cost of capital.  The company-dependent key assumptions are the compounded annual revenue growth rates and the average operating margins and are subject to much greater influence from our actions.  The company-dependent key assumptions reflect the influence of other potential assumptions, since the assumptions we identified that affect the projected operating results would ultimately affect either the revenue growth or the profitability (operating margin) of the reporting unit.  For example, any adjustment to contract volume and pricing would have a direct impact on revenue growth, and any adjustment to the reporting unit’s cost structure or operating leverage would have a direct impact on the profitability of the reporting unit.  For the purpose of the income approach, we used discount rates that are commensurate with the risk and uncertainty inherent in the respective reporting units and in our internally-developed forecasts.  Actual results may differ from those assumed in our forecasts and changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

When performing our impairment analysis, we also reconcile the sum of the fair values of our reporting units with our market capitalization to determine if the sum reasonably reconciles with the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and examine if the implied control premium is reasonable in light of current market conditions.

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

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews if triggering events occur.  Due to the stock market volatility and declines in our stock price during the third quarter of 2011, our market capitalization was reduced.  This circumstance prompted us to perform an interim goodwill impairment test as of September 30, 2011, and as a result, we recorded an estimated goodwill impairment charge of $798.1 million in the third quarter of 2011.  During the fourth quarter of 2011, we finalized our step-two goodwill impairment analysis as of September 30, 2011 and recorded an additional goodwill impairment charge of $27.7 million.  These non-cash charges reduced goodwill recorded in connection with previous acquisitions and did not impact our overall business operations.

Since the recent interim goodwill impairment review as of September 30, 2011, our 2011 annual review, performed as of October 28, 2011, did not indicate any further adjustment to our goodwill.  No events or changes in circumstances have occurred that would indicate any additional impairment adjustment of goodwill since our annual testing date.  We continue to monitor the recoverability of our goodwill.

For the year ended December 30, 2011, we recorded goodwill impairment charges in five of our reporting units totaling $825.8 million ($732.2 million after tax).  There was no goodwill impairment for any of our reporting units during the years ended December 31, 2010 and January 1, 2010.

The goodwill balance of our IE reporting unit as of October 28, 2011 was $759.0 million.  Based on our annual goodwill impairment analysis, our IE reporting unit’s fair value was $1,503.0 million, which is 8.6% above its carrying value of $1,383.9 million.  Declines in our stock price or in the values of other market participants in the construction and engineering industry, continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results, declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment, and the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units could result in future impairment charges to our IE reporting unit or any of our reporting units.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets

Intangible assets are comprised of customer relationships, contracts, backlog, trade name, favorable leases and other.  As of December 30, 2011 and December 31, 2010, the cost and accumulated amortization of our intangible assets were as follows:

(In millions)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total

Balance as of January 1, 2010	$424.4	$—	$1.5	$425.9
Acquisitions	110.5	25.0	0.4	135.9
Amortization expense	(47.9)	(0.3)	(1.0)	(49.2)
Other additions and foreign currency translation	0.3	0.2	1.0	1.5
Balance as of December 31, 2010	487.3	24.9	1.9	514.1
Acquisitions	62.9	2.5	4.7	70.1
Amortization expense	(56.8)	(1.6)	(2.2)	(60.6)
Other additions and foreign currency translation	(2.3)	(0.2)	0.9	(1.6)
Balance as of December 30, 2011	$491.1	$25.6	$5.3	$522.0

Estimated useful lives	4 - 16 years	3 - 12 years (1)	1 - 13 years

(1)	During the fourth quarter of 2011, we revised the estimated useful life of the Scott Wilson trade name from 25 years to 12 years because we decided to reduce the use of the trade name.

Our amortization expense related to intangible assets was $60.6 million, $49.2 million, and $52.8 million, respectively, for the years ended December 30, 2011, December 31, 2010, and January 1, 2010.

The following table presents the estimated future amortization expense of intangible assets:

(In millions)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total

2012	$62.9	$3.0	$1.9	$67.8
2013	62.0	2.8	1.2	66.0
2014	61.7	2.3	0.8	64.8
2015	59.4	2.0	0.5	61.9
2016	59.1	2.0	0.5	61.6
Thereafter	186.0	13.5	0.4	199.9
	$491.1	$25.6	$5.3	$522.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9.  INDEBTEDNESS

Indebtedness consisted of the following:

	December 30,	December 31,
(In millions)	2011	2010
Bank term loans, net of debt issuance costs	$695.1	$619.6
Revolving line of credit	23.0	—
Obligations under capital leases	27.3	19.4
Notes payable, Loan Notes, and foreign credit lines	53.1	62.8
Total indebtedness	798.5	701.8
Less:
Current portion of long-term debt	61.5	60.5
Long-term debt	$737.0	$641.3

2007 Credit Facility

Our senior secured credit facility (“2007 Credit Facility”) was replaced by our 2011 Credit Facility as discussed in more detail below.  The proceeds from our 2011 Credit Facility were used to pay all indebtedness outstanding under our 2007 Credit Facility, which included outstanding term loans of $625.0 million and a drawn balance of $50.0 million on our revolving line of credit.

Loss on Extinguishment of Debt

We recorded a $2.9 million loss on extinguishment of debt, consisting of the write-off of the prepaid financing fees and debt issuance costs related to the 2007 Credit Facility during the year ended December 30, 2011.  The loss is included in “Interest expense” on our Consolidated Statement of Operations.  For the years ended December 31, 2010 and January 1, 2010, we did not incur any loss on debt extinguishment.

2011 Credit Facility

On October 19, 2011, we entered into our 2011 Credit Facility, which replaced our 2007 Credit Facility.  The new senior credit facility provides for a term loan facility of $700.0 million and revolving credit facility of $1.0 billion.  As part of this facility, we can borrow up to $400.0 million in various foreign currencies and have an option to increase the size of the revolving credit facility or obtain a term loan of up to an additional $1.0 billion from new or existing lenders.

As of December 30, 2011, the outstanding balance of the term loan was $700.0 million.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is comprised of LIBOR plus 150 basis points.  As of December 30, 2011, the interest rate applicable to the term loan was 1.80%.

Our 2011 Credit Facility will mature on October 19, 2016 and our first quarterly principal payment will be due on December 28, 2012.  We have an option to prepay the term loans at any time without penalty.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Our 2011 Credit Facility identifies various events of default and provides for acceleration of the obligations and exercise of other enforcement remedies upon default.  Events of default include our failure to make payments under the credit facility; cross-defaults; a breach of financial, affirmative and negative covenants; a breach of representations and warranties; bankruptcy and other insolvency events; the existence of unsatisfied judgments and attachments; dissolution; other events relating to the Employee Retirement Income Security Act (“ERISA”); a change in control and invalidity of loan documents.

Our 2011 Credit Facility is guaranteed by all of our existing and future domestic subsidiaries that, on an individual basis, represent more than 10% of either our consolidated domestic assets or consolidated domestic revenues.  If necessary, additional domestic subsidiaries will be included so that assets and revenues of subsidiary guarantors are equal at all times to at least 80% of our consolidated domestic assets and consolidated domestic revenues of our available domestic subsidiaries.

The proceeds from the 2011 Credit Facility were used to pay all indebtedness outstanding under our 2007 Credit Facility and the related refinancing costs.  We used the remaining proceeds and may use any future borrowings from our 2011 Credit Facility along with operating cash flows for general corporate purposes, including funding working capital, making capital expenditures, funding acquisitions, dividends and repurchasing our common stock.

We were in compliance with the covenants of our 2011 Credit Facility as of December 30, 2011.

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

We had an outstanding debt balance of $23.0 million on our revolving line of credit as of December 30, 2011, but did not have an outstanding balance as of December 31, 2010.  As of December 30, 2011, we had issued $107.3 million of letters of credit, leaving $869.7 million available under our revolving credit facility.

Our revolving line of credit information was summarized as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In millions, except percentages)	2011	2010	2010
Effective average interest rates paid on the revolving line of credit	1.3%	3.0%	3.2%
Average daily revolving line of credit balances	$25.9	$0.3	$—
Maximum amounts outstanding at any point during the year	$104.6	$12.1	$0.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Indebtedness

Notes payable, Loan Notes, and foreign credit lines.  As of December 30, 2011 and December 31, 2010, we had outstanding amounts of $53.1 million and $62.8 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.04% and 2.32% as of December 30, 2011 and December 31, 2010, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of December 30, 2011 and December 31, 2010, we had $33.7 million and $62.8 million, respectively, in lines of credit available under all foreign facilities.  As of December 30, 2011 and December 31, 2010, the total outstanding debt balance of our foreign credit lines was $10.5 million and $16.1 million, respectively.

Capital Leases.  As of December 30, 2011 and December 31, 2010, we had obligations under our capital leases of approximately $27.3 million and $19.4 million, respectively,, consisting primarily of leases for office equipment, computer equipment and furniture.

Maturities

As of December 30, 2011, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter were as follows:

(In millions)
Less than one year	$49.9
Second year	44.5
Third year	58.5
Fourth year	70.5
Fifth year	547.8
Total	$771.2

As of December 30, 2011, the amounts of capital leases that mature in the next five years and thereafter were as follows:

(In millions)	Capital Leases
Less than one year	$12.9
Second year	8.1
Third year	4.3
Fourth year	2.8
Fifth year	1.6
Total minimum lease payments	29.7
Less: amounts representing interest	2.4
Present value of net minimum lease payments	$27.3

NOTE 10.  FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of December 30, 2011, the estimated fair market value of the term loan under our 2011 Credit Facility was approximately $697.4 million and the carrying value of this term loan on our Consolidated Balance Sheets was $700.0 million.  The fair value of our term loan was derived by taking the mid-point of the trading prices from an observable market input in the secondary loan market and multiplying it by the outstanding balance of our term loan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2007 Credit Facility

As of December 31, 2010, the estimated market values of the term loans A and B under our 2007 Credit Facility were approximately $621.7 million and the carrying value of these term loans on our Consolidated Balance Sheets was $625.0 million.  We applied the same fair value methodology for both of our 2011 Credit Facility and our 2007 Credit Facility.

Foreign Currency Exchange Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we may purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.

On March 4, 2009, we entered into a foreign currency forward contract with a notional amount of $246.1 million, per the contract, with a maturity window from April 15, 2009 to July 31, 2009.  The primary objective of the contract was to manage our exposure to foreign currency transaction risk related to the Euro proceeds we received from the sale of our equity investment in MIBRAG, which closed on June 10, 2009.  We designated $160.7 million of the contract as a hedge of our net investment in MIBRAG.  On June 12, 2009, we settled our foreign currency forward contract.  For the year ended January 1, 2010, we recorded a loss on the settlement of this contract of $27.7 million in “Other income, net” in our Consolidated Statements of Operations.  The following table presents the components of our foreign currency forward contract loss:

(In millions)	Year Ended January 1, 2010
Effective hedge portion of the contract	$17.9
Unhedged portion of the contract	9.8
Loss on settlement of foreign currency forward contract	$27.7

NOTE 11.  BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	December 30,	December 31,
(In millions)	2011	2010
Billings in excess of costs and accrued earnings on contracts	$216.4	$191.1
Project-related legal liabilities and other project-related reserves	38.0	22.5
Advance payments negotiated as a contract condition	24.6	34.6
Estimated losses on uncompleted contracts	19.1	27.4
Normal profit liabilities	12.7	0.2
Total	$310.8	$275.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12.  INCOME TAXES

The components of income tax expense were as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010 (1)	2010 (1)
Current:
Federal	$78.3	$85.9	$20.7
State and local	17.6	19.0	16.8
Foreign	19.2	11.8	17.8
Subtotal	115.1	116.7	55.3

Deferred:
Federal	(19.0)	8.5	101.6
State and local	(0.8)	3.9	4.0
Foreign	(3.5)	(1.5)	2.0
Subtotal	(23.3)	10.9	107.6
Total income tax expense	$91.8	$127.6	$162.9

(1)	For fiscal years 2010 and 2009, the tax amounts were revised as discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies.”

The income before income taxes, by geographic area, was as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Income (loss) before income taxes and noncontrolling interests:
United States	$(316.2)	$430.9	$339.4
International	70.7	82.9	129.1
Total income (loss) before income taxes and noncontrolling interests	$(245.5)	$513.8	$468.5

As of December 30, 2011, our federal net operating loss (“NOL”) carryover was approximately $15.8 million.  These federal NOL carryovers expire in years 2021 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $337.2 million.  These state NOL carryovers expire in years 2012 through 2027.  There are also foreign NOL carryovers in various jurisdictions of approximately $393.9 million.  The majority of the foreign NOL carryovers have no expiration date.  At December 30, 2011, the federal, state and foreign NOL carryovers resulted in a deferred tax asset of $108.4 million with a valuation allowance of $96.2 million established against this deferred tax asset.  None of the remaining net deferred tax assets related to NOL carryovers is individually material and management believes that it is more likely than not they will be realized.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

As of December 30, 2011 and December 31, 2010, we have remaining tax-deductible goodwill of $316.5 million and $338.0 million, respectively, resulting from acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 15 years.  The tax deduction for goodwill for 2012 is expected to be approximately $87.0 million and is expected to be substantially lower beginning in 2015.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The significant components of our deferred tax assets and liabilities were as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Current:
Receivable allowances	$4.5	$6.1	$9.7
Net operating losses	1.2	3.9	2.0
Timing of income from partnerships and limited liability companies	(13.8)	8.2	(2.1)
Estimated loss accruals	39.8	38.7	30.8
State income taxes	2.9	3.2	2.6
Payroll-related accruals	85.0	74.4	96.1
Self-insurance reserves	6.8	4.9	7.8
Unearned revenue	(2.0)	0.1	(0.5)
Deferred compensation and post-retirement benefit accruals	3.1	3.7	3.3
Proposal costs on pending contract awards	0.3	1.8	1.4
Other	1.7	(0.4)	5.2
Gross current deferred tax assets	129.5	144.6	156.3
Valuation allowance	(8.1)	(7.4)	(4.3)
Current deferred tax assets	121.4	137.2	152.0
Revenue on retained accounts receivable	(7.0)	(5.4)	(9.1)
Costs and accrued earnings in excess of billings on contracts	(40.7)	(37.4)	(22.7)
Prepaid expenses	(10.7)	(11.1)	(8.7)
Market value adjustment on acquired assets	—	—	(13.3)
Current deferred tax liabilities	(58.4)	(53.9)	(53.8)
Net current deferred tax assets	$63.0	$83.3	$98.2

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Non-Current:
Deferred compensation and post-retirement benefit accruals	$111.9	$104.0	$81.8
Self-insurance reserves	33.5	35.0	37.3
Property, plant and equipment	9.2	3.3	0.8
Foreign tax credits	7.1	7.1	25.0
Income tax credits	3.4	3.2	3.4
Rental accruals	16.3	9.2	5.6
Net operating losses	107.2	108.0	102.7
Other reserves	14.0	24.5	21.1
Acquisition restructuring reserves	0.7	0.8	2.3
Gross non-current deferred tax assets	303.3	295.1	280.0
Valuation allowance	(115.9)	(96.7)	(83.2)
Net non-current deferred tax assets	187.4	198.4	196.8
Goodwill and other intangibles	(273.0)	(343.6)	(290.6)
Foreign subsidiary outside basis difference	(0.7)	(0.3)	(47.7)
Domestic subsidiary outside basis difference	(144.8)	(145.5)	(145.6)
Market value adjustment on acquired assets	(4.4)	(4.4)	(4.4)
Property, plant and equipment	(41.0)	(31.5)	(33.2)
Non-current deferred tax liabilities	(463.9)	(525.3)	(521.5)
Net non-current deferred tax liabilities	$(276.5)	$(326.9)	$(324.7)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We have indefinitely reinvested $426.6 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of December 30, 2011.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize these earnings in our foreign operations.  The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.  Some of our foreign earnings are indefinitely reinvested between other foreign countries.

The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

	Year Ended
	December 30, 2011		December 31, 2010 (1)		January 1, 2010 (1)
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income (loss) before taxes	$(85.9)	35.0%	$179.8	35.0%	$164.0	35.0%
State taxes, net of federal benefit	11.2	(4.6%)	17.9	3.5%	$21.8	4.6%
Change in indefinite reinvestment assertion	—	—	(57.2)	(11.1%)	$(14.7)	(3.1%)
Adjustments to valuation allowances	19.6	(8.0%)	14.6	2.8%	$(5.2)	(1.1%)
Adjustments related to changing foreign tax credits to deductions	—	—	12.6	2.5%	$—	—
Foreign income taxed at rates other than 35%	(28.2)	11.5%	(19.8)	(3.9%)	$—	—
Goodwill impairment	207.1	(84.4%)	—	—	$—	—
Exclusion of tax on noncontrolling interests	(30.1)	12.3%	(23.7)	(4.6%)	$(12.8)	(2.7%)
Other adjustments	(1.9)	0.8%	3.4	0.6%	$9.8	2.1%
Total income tax expense	$91.8	(37.4%)	$127.6	24.8%	$162.9	34.8%
(1)	The prior period amounts were revised as discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies.”

The 37.4% negative effective tax rate for the year ended December 30, 2011 differs from the statutory rate of 35% primarily due to the goodwill impairment charge taken during the year, a substantial portion of which is not deductible for tax purposes.

The effective income tax rate for the year ended December 31, 2010 is less than the statutory rate of 35% primarily due to a change in our indefinite reinvestment assertion during the year.  During our fiscal year 2010, we determined that our plans to expand our international presence would require that we indefinitely reinvest the earnings of all of our foreign subsidiaries offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  This benefit increased net income attributable to URS by $42.1 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 30, 2011, December 31, 2010 and January 1, 2010, we had $16.7 million, $21.5 million and $25.2 million of unrecognized tax benefits, respectively.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2011 were $12.4 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Unrecognized tax benefits beginning balance	$21.5	$25.2	$51.3
Gross increase – tax positions in prior years	2.7	1.1	3.0
Gross decrease – tax positions in prior years	(3.6)	(1.5)	(19.5)
Gross increase – current period tax positions	—	1.4	0.5
Settlements	(0.2)	(0.2)	(8.3)
Lapse of statute of limitations	(3.7)	(5.3)	(1.8)
Unrecognized tax benefits acquired in current year	—	0.8	—
Unrecognized tax benefits ending balance	$16.7	$21.5	$25.2

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the years ended December 30, 2011, December 31, 2010 and January 1, 2010, we recognized $(1.4) million, $1.5 million and $0.5 million, respectively, in interest and penalties.  We have accrued approximately $6.7 million, $8.1 million and $5.6 million in interest and penalties as of December 30, 2011, December 31, 2010 and January 1, 2010, respectively.  The decrease in unrecognized tax benefits during the year ended January 1, 2010 included all of the unrecognized tax benefits acquired in the Washington Group International, Inc. (“WGI”) acquisition.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

It is reasonably possible that unrecognized tax benefits will decrease up to $2.9 million within the next twelve months as a result of the settlement of tax audits.  The timing and amounts of these audit settlements are uncertain, but we do not expect any of these settlements to have a significant impact on our financial position or results of operations.

NOTE 13.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Contribution Plans

Full- and part-time employees, and employees covered by collective bargaining agreements are generally able to participate in one of our defined contribution plans.  Cash contributions to these defined contribution plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan.  Effective January 1, 2011, the Washington Group International, Inc. 401(k) Retirement Savings Plan (“the WGI 401(k) Plan”) and the Retirement Savings Plan for Field Operations were merged with and into the URS Corporation 401(k) Retirement Plan.  Subsequently, the account balances of some participants were transferred into the URS Corporation 401(k) Retirement Plan for Specified Contract Employees.  Under the WGI 401(k) Plan, we made bi-weekly employer contributions.  Subsequent to the merger of the WGI 401(k) Plan, we make annual contributions, which generally occur in the first quarter after the year-end.

We made contributions of $48.1 million, $83.0 million and $86.6 million to our defined contribution plans during the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively.  The reduction in contributions made for fiscal year 2011 compared with fiscal years 2010 and 2009 was due primarily to the timing of contributions of $37.5 million related to the WGI 401(k) Plan.  Before the merger of the plan, the WGI 401(k) Plan contributions were made within the same fiscal year in which the benefits were earned.  Under the merged plan, contributions are expected to be paid out in the first quarter after the fiscal year ends.

In addition to the above, some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees.  We made contributions in the amounts of approximately $20.2 million, $13.1 million, and $12.5 million for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred Compensation Plans

We maintain various deferred compensation plans, including a restoration plan for some executives of the Energy & Construction Division.  The URS E&C Holdings, Inc. Voluntary Deferred Compensation Plan allows for deferral of salary and incentive compensation.  The URS E&C Holdings, Inc. Restoration Plan provides matching contributions on compensation not eligible for matching contributions under the URS Corporation, Inc. 401(k) Plan.  As of December 30, 2011 and December 31, 2010, the accrued benefit amounts for our deferred compensation plans were $21.6 million and $22.3 million, respectively, and are included in “Other long-term liabilities” on our Consolidated Balance Sheets.

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans, including the following significant plans.

We provide a defined benefit plan, the URS Federal Technical Services, Inc. Employees' Retirement Plan, to cover some of the Federal Services Division’s hourly and salaried employees as well as our employees of a joint venture in which this business group participates.  This pension plan provides retirement benefit payments for the life of participating retired employees.  It was closed to new participants on June 30, 2003, but active participants continue to accrue benefits.  All participants are fully vested in their benefits.

As part of our acquisition of Scott Wilson, we assumed two foreign defined benefit retirement plans:  Scott Wilson Pension Scheme (“SWPS”) and Scott Wilson Railways Shared Cost Section of the Railways Pension Scheme (“RPS”).  The SWPS is closed to new participants and was closed to future accruals on October 1, 2010.  The RPS is closed to new participants other than those who have an indefeasible right to join under U.K. law.

As part of the WGI acquisition in 2007, we assumed various defined benefit pension plans and unfunded supplemental retirement plans, including the URS Government Services Group Pension Plan, the Washington Government Services Group Executive Pension Plan, the URS Safety Management Solutions Pension Plan, and others, which primarily cover groups of current and former employees of the Energy & Construction Division.  No new employees will be eligible to participate in these plans.  Accrued pension benefits for the qualified pension plans are based on pay and service through December 31, 2005.  These plans were closed to future accruals after December 31, 2005.

We also provided a foreign defined benefit plan (“Final Salary Pension Fund”) in the U.K.  The Final Salary Pension Fund provides retirement benefit payments for the life of participating retired employees and their spouses.  In 2006, we made a decision pursuant to a formal curtailment plan to eliminate the accrual of defined benefits for all future benefits under the Final Salary Pension Fund.  In 2011, this plan was merged into SWPS.

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

For our domestic plans, the Citigroup High Grade Credit Index (AAA/AA 10+ Year) or Citigroup Pension Discount Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date.  For our foreign plans, the iBoxx GBP Corporate Bond Index (AA 15+ Year) was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average of the bond yields is determined based upon the estimated retirement payments in order to derive the discount rate used in calculating the present value of the pension plan obligations.

Our estimates of benefit obligations and assumptions used to measure those obligations for the defined benefit plans as of December 30, 2011 and December 31, 2010, were as follows:

	Domestic Plans		Foreign Plans
	December 30,	December 31,	December 30,	December 31,
(In millions, except percentages)	2011	2010	2011	2010 (1)
Change in benefit obligation:
Benefit obligation at beginning of year	$350.2	$313.3	$418.6	$19.7
Service cost	6.8	6.1	0.6	0.3
Interest cost	19.0	18.5	24.4	7.7
Employee contributions	—	—	0.5	0.5
Plan amendment	(1.1)	—	—	—
Benefits paid and expenses	(16.0)	(15.4)	(15.5)	(3.4)
Liabilities assumed from the Scott Wilson acquisition	—	—	—	400.7
Exchange rate changes	—	—	(3.9)	0.7
Actuarial (gain) loss	24.4	27.7	23.2	(7.6)
Benefit obligation at end of year	$383.3	$350.2	$447.9	$418.6

Change in plan assets:
Fair value of plan assets at beginning of year	$205.4	$179.9	$345.8	$10.6
Actual gain (loss) on plan assets	13.6	21.0	(2.5)	17.0
Employer contributions	28.5	14.9	7.7	2.4
Employer direct benefit payments	4.9	5.0	—	—
Employee contributions	—	—	0.5	0.5
Exchange rate changes	—	—	(1.7)	0.4
Assets obtained from the Scott Wilson acquisition	—	—	—	318.3
Benefits paid and expenses	(16.0)	(15.4)	(15.5)	(3.4)
Fair value of plan assets at end of year	$236.4	$205.4	$334.3	$345.8

Underfunded status reconciliation:
Underfunded status	$146.9	$144.8	$113.6	$72.8
Net amount recognized	$146.9	$144.8	$113.6	$72.8

Amounts recognized in our Consolidated Balance Sheets consist of:
Accrued benefit liability included in current liabilities	$4.9	$4.9	$—	$—
Accrued benefit liability included in other long-term liabilities	142.0	139.9	113.6	72.8
Net amount recognized	$146.9	$144.8	$113.6	$72.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Domestic Plans		Foreign Plans
	December 30,	December 31,	December 30,	December 31,
(In millions, except percentages)	2011	2010	2011	2010 (1)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service income	$3.6	$5.7	$—	$—
Net gain (loss)	(113.6)	(93.7)	(34.8)	11.9
Net amount recognized	$(110.0)	$(88.0)	$(34.8)	$11.9

Additional information:
Accumulated benefit obligation	$376.3	$344.6	$435.1	$418.6

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	5.05%	5.55%	5.00%	5.70%
Rate of compensation increase	4.50%	4.50%	3.00%	3.45%

(1)	The changes in funding status of the Scott Wilson defined benefit plans were partially included in the year ended December 31, 2010, as we completed the acquisition in September 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net periodic pension costs and other comprehensive income included the following components for the years ended December 30, 2011, December 31, 2010, and January 1, 2010:

	Years Ended
	Domestic Plans			Foreign Plans
	December 30,	December 31,	January 1,	December 30,	December 31,	January 1,
(In millions, except percentages)	2011	2010	2010	2011	2010 (1)	2010
Net periodic pension costs:
Service cost	$6.8	$6.1	$6.0	$0.6	$0.3	$—
Interest cost	19.0	18.5	18.5	24.4	7.7	0.7
Expected return on plan assets	(16.4)	(15.9)	(15.0)	(22.9)	(7.2)	(0.4)
Amortization of prior service cost	(3.2)	(3.2)	(3.2)	—	—	—
Recognized actuarial loss	7.4	3.7	1.1	—	0.1	—
Total net periodic pension costs	$13.6	$9.2	$7.4	$2.1	$0.9	$0.3

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$(1.1)	$—	$—	$—	$—	$—
Net loss (gain)	27.3	22.5	5.7	48.6	(17.4)	6.0
Effect of exchange rate changes on amounts included in accumulated other comprehensive income	—	—	—	(1.9)	0.1	0.1
Amortization or curtailment recognition of prior service credit	3.2	3.2	3.2	—	—	—
Amortization or settlement recognition of net loss	(7.4)	(3.7)	(1.1)	—	(0.1)	—
Total recognized in other comprehensive loss (income)	$22.0	$22.0	$7.8	$46.7	$(17.4)	$6.1

Total recognized in net periodic pension costs and other comprehensive loss (income)	$35.6	$31.2	$15.2	$48.8	$(16.5)	$6.4

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.55%	6.05%	6.62%	5.70%	5.45%	6.40%
Rate of compensation increase	4.50%	4.50%	4.50%	3.45%	3.45%	N/A
Expected long-term rate of return on plan assets	7.44%	7.89%	8.00%	6.96%	6.67%	5.10%

Measurement dates	12/31/2010	1/1/2010	1/2/2009	12/31/2010	1/1/2010	1/2/2009

(1)
Measurement date for the two Scott Wilson plans was September 10, 2010, the acquisition date.  Net periodic pension costs and the amounts recognized in other comprehensive income (loss) for the Scott Wilson plans were partially included in the year ended December 31, 2010, as we completed the acquisition in September 2010.

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

Our weighted-average target asset allocation for the defined benefit plans is as follows:

	Current Target Asset Allocation
	Domestic Plans	Foreign Plans
Equity securities	50%	38%
Debt securities	50%	31%
Real estate	0%	16%
Hedge fund	0%	14%
Other	0%	1%
Total	100%	100%

We expect to make cash contributions, including estimated employer-directed benefit payments, during 2012, of approximately $32.1 million to the domestic and foreign defined benefit plans.

As of December 30, 2011, the estimated portions of the net loss and the prior service credit in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $9.7 million and $3.0 million, respectively.  In addition, the estimated future benefit payments to be paid out in the next ten years are as follows:

	Estimated Future Benefit Payments
For the Fiscal Year: (In millions)	Domestic Plans	Foreign Plans
2012	$18.1	$15.2
2013	19.1	17.1
2014	37.7	18.5
2015	20.9	19.0
2016	21.8	19.0
Next five fiscal years thereafter	119.9	114.2
Total	$237.5	$203.0

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans) for our Energy & Construction and Federal Services Divisions.  Post-retirement benefit plans provide medical and life insurance benefits to employees who meet eligibility requirements.  All of these benefits may be subject to deductibles, co-payment provisions, and other limitations.  The post-retirement benefits provided under company-sponsored health care and life insurance plans of the Energy & Construction Division were frozen prior to the WGI acquisition.  The Federal Services plan was closed to new participants in 2003.  We have reserved the right to amend or terminate the post-retirement benefits currently provided under the plans and may increase retirees’ cash contributions at any time.

Valuation

Our measures of the accumulated benefit obligation and net periodic benefit costs reflect amounts associated with the Medicare subsidy.  We measure our post-retirement benefit costs according to actuarial valuations and the projected unit credit method is used to determine post-retirement benefit costs for financial accounting purposes.

The discount rate was derived using a “bond model” and adjusted for the benefit duration for each plan.  The Citigroup Pension Discount Curve was used to determine the yield differential for cash flow streams from appropriate quality bonds as of the measurement date.  The yield differential was applied to the bond model rate to derive the discount rate.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our estimates of aggregated benefit obligations and assumptions used to measure those obligations of the post-retirement benefit plans at December 30, 2011 and December 31, 2010 were as follows:

	December 30,	December 31,
(In millions, except percentages)	2011	2010
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$40.1	$41.1
Service cost	0.1	0.1
Interest cost	2.0	2.2
Employee contributions	2.3	2.1
Benefits paid and expenses	(7.0)	(5.8)
Actuarial gain	4.4	0.4
Accumulated post-retirement benefit obligation at end of year	$41.9	$40.1

Change in plan assets:
Fair value of plan assets at beginning of year	$3.6	$3.2
Actual gain (loss) on plan assets	(0.4)	0.4
Employer contributions	0.5	0.4
Employer direct benefit payments	4.2	3.3
Employee contributions	2.3	2.1
Benefits paid and expenses	(7.0)	(5.8)
Fair value of plan assets at end of year	$3.2	$3.6

Funded status reconciliation:
Underfunded status	$38.7	$36.5
Net amount recognized	$38.7	$36.5

Amounts recognized in our Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$(1.2)
Accrued post-retirement benefit liability included in current liabilities	3.2	3.3
Accrued post-retirement benefit liability included in other long-term liabilities	35.5	34.4
Net amount recognized	$38.7	$36.5

Amounts recognized in accumulated other comprehensive income consist of:
Net gain (loss)	$(4.1)	$1.0
Net amount recognized	$(4.1)	$1.0

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	4.69%	5.23%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net periodic post-retirement benefit costs and other comprehensive income included the following components for the years ended December 30, 2011, December 31, 2010, and January 1, 2010:

	Years Ended
	December 30,	December 31,	January 1,
(In millions, except percentages)	2011	2010	2010
Net periodic post-retirement benefit costs:
Service cost	$0.1	$0.1	$0.1
Interest cost	2.0	2.2	2.5
Expected return on plan assets	(0.2)	(0.2)	(0.2)
Recognized actuarial gain	(0.1)	(0.2)	(0.2)
Total net periodic post-retirement benefit costs	$1.8	$1.9	$2.2

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$5.0	$0.2	$1.0
Amortization or settlement recognition of net gain	0.1	0.2	0.2
Total recognized in other comprehensive loss	$5.1	$0.4	$1.2

Total recognized in net periodic post-retirement benefit costs and other comprehensive loss	$6.9	$2.3	$3.4

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.23%	5.72%	6.59%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

Measurement dates	12/31/2010	1/1/2010	1/2/2009

	December 30,	December 31,
	2011	2010
Assumed blended health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	7.97%	8.54%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.94%	4.95%
Years that the rates reach the ultimate trend rate	2020/2024	2016/2024

Assumed health care costs trend rates have a significant effect on the health care plan.  A one percentage point change in assumed health care costs trend rates would have the following effects on net periodic cost for the year ended December 30, 2011 and the accumulated post-retirement benefit obligation as of December 30, 2011:

	1% Point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	1.9	(1.7)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Investment policies & strategies

Among all the post retirement benefit plans we sponsor, the post-retirement medical plan of the Federal Services Division is a funded plan and the plan assets are invested in a master trust.  The other post-retirement benefit plans are unfunded.  The investment policies and strategies of our funded post-retirement benefit plan are the same as previously described in the “Defined Benefit Plans” section.

Our weighted-average target asset allocation for the funded post-retirement benefit plans is as follows:

Current Target Asset Allocation
Equity securities	50%
Debt securities	50%
Total	100%

We currently expect to make cash contributions, including estimated employer direct benefit payments, of approximately $3.5 million to the post-retirement benefit plans for 2012.

As of December 30, 2011, the estimated portions of the net loss and the prior service cost in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $0.1 million and zero, respectively.  Our Medicare Part D subsidy receipts were $0.5 million in both fiscal years 2011 and 2010.  In addition, the estimated future benefit payments to be paid out and estimated Medicare subsidy receipts in the next ten years are as follows:

For the Fiscal Year: (In millions)	Estimated Future Benefit Payments	Estimated Medicare Subsidy Receipts
2012	$3.5	$0.5
2013	3.6	0.5
2014	3.6	0.4
2015	3.7	0.4
2016	3.7	0.4
Next five fiscal years thereafter	16.9	1.4
Total	$35.0	$3.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Values of Defined Benefit Plans and Post-retirement Benefit Plan Assets

As of December 30, 2011 and December 31, 2010, the fair values of our defined benefit plan assets by the major asset categories are as follows:

	Total	Fair Value Measurement as of December 30, 2011
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 30,	Active Markets	Observable Inputs	Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5.7	$2.3	$3.4	$—
U.S. equity funds	78.8	—	78.8	—
International equity funds	162.6	—	162.6	—
Fixed income securities	223.3	—	223.3	—
International property fund	100.3	—	100.3	—
Total	$570.7	$2.3	$568.4	$—

	Total	Fair Value Measurement as of December 31, 2010
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6.7	$0.4	$6.3	$—
U.S. equity funds	70.5	—	70.5	—
International equity funds	182.6	—	182.6	—
Fixed income securities	201.0	—	201.0	—
International property fund	90.4	—	90.4	—
Total	$551.2	$0.4	$550.8	$—

As of December 30, 2011 and December 31, 2010, the fair values of our post-retirement benefit plan assets by the major asset categories are as follows:

	Total	Fair Value Measurement as of December 30, 2011
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 30,	Active Markets	Observable Inputs	Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)
U.S. equity funds	$1.0	$—	$1.0	$—
International equity funds	0.6	—	0.6	—
International property fund	1.6	—	1.6	—
Total	$3.2	$—	$3.2	$—

	Total	Fair Value Measurement as of December 31, 2010
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)
U.S. equity funds	$1.2	$—	$1.2	$—
International equity funds	0.7	—	0.7	—
International property fund	1.7	—	1.7	—
Total	$3.6	$—	$3.6	$—

Level 1:  The fair values of the plans’ interest in cash.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Level 2:  The fair values of the plans’ interest in common collective trust funds are based on quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets, inputs other than quoted prices that are observable for the asset, and/or inputs that are derived principally from or corroborated by observable market data by correlation or other means.  If the asset has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset.

Multiemployer Pension Plans

We participate in approximately 200 construction-industry multiemployer pension plans.  Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements.  Under ERISA, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.

Our aggregate contributions to these plans were $40.7 million, $50.8 million, and $48.3 million for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, respectively.  We adopted a standard update related to the disclosure requirements of multiemployer pension and multiemployer plans at December 30, 2011 and determined that none of the plans in which we participate are individually significant to our consolidated financial statements.

NOTE 14.  STOCKHOLDERS' EQUITY

Equity Incentive Plans

As of December 30, 2011, approximately 2.6 million shares had been issued as restricted stock awards and 0.3 million shares of  restricted stock units were issuable upon the vesting of under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 2.1 million shares remained reserved for future grant under the 2008 Plan.

Stock Repurchase Program

On February 25, 2011, our Board of Directors authorized an increase in the number of our common shares that we may repurchase in fiscal year 2011 from 3.0 million shares to 8.0 million shares to be effected through open market purchases or privately negotiated transactions as permitted by securities laws and other legal and contractual requirements, and subject to market conditions and other factors.  For fiscal years 2012, 2013 and 2014, the authorized shares under the repurchase program are 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be repurchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  The repurchase program will expire at the end of our 2014 fiscal year.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

The following table summarizes our stock repurchase activities for the years ended December 30, 2011, December 31, 2010, and January 1, 2010:

	Year Ended
	December 30,	December 31,	January 1,
(In millions, except average price paid per share)	2011	2010	2010
Shares of common stock repurchased	6.0	3.0	1.0
Average price paid per share	$40.47	$42.75	$41.23
Cost of common stock repurchased	$242.8	$128.3	$41.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized for the years ended December 30, 2011, December 31, 2010, and January 1, 2010:

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Stock-based compensation expense:
Restricted stock awards and units	$44.8	$43.6	$40.2
Employee stock purchase plan	0.5	0.4	1.0
Stock-based compensation expense	$45.3	$44.0	$41.2

Stock-based compensation expense included in:
Cost of revenues	$35.1	$34.0	$30.8
General and administrative expenses	10.2	10.0	10.4
Stock-based compensation expense	$45.3	$44.0	$41.2

Total income tax benefits recognized in our net income related to stock-based compensation expense	$17.3	$16.9	$15.8

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

For each of the years ended December 30, 2011, December 31, 2010, and January 1, 2010, employees purchased approximately 0.2 million shares under our ESPP.  Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the years ended December 30, 2011, December 31, 2010, and January 1, 2010 were $11.7 million, $11.3 million, and $15.7 million, respectively.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 30, 2011, we had estimated unrecognized stock-based compensation expense of $69.4 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.5 years.  The following table summarizes the total fair value of vested shares, according to their contractual terms, and the grant date fair value of restricted stock awards and units granted during the years ended December 30, 2011 and December 31, 2010:

	December 30,	December 31,
(In millions)	2011	2010
Fair value of shares vested	$41.8	$42.1
Grant date fair value of restricted stock awards and units granted	$42.1	$42.6

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the year ended December 30, 2011, is presented below:

	Year Ended
	December 30, 2011
		Weighted-
	Shares	Average Grant
	(in millions)	Date Fair Value
Nonvested at December 31, 2010	2.5	$42.92
Granted	1.0	$42.39
Vested	(1.0)	$42.47
Forfeited	(0.1)	$43.46
Nonvested at December 30, 2011	2.4	$42.86

Stock Options

A summary of the status and changes of the stock options, according to their contractual terms, is presented below:

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Options		Average	Contractual	Intrinsic Value
	(in millions)		Exercise Price	Term (in years)	(in millions)

Outstanding and exercisable at January 2, 2009	1.0		$22.77	4.31	$19.3
Exercised	(0.3)		$22.16
Forfeited/expired/cancelled	—	†	$21.84
Outstanding and exercisable at January 1, 2010	0.7		$22.99	3.46	$16.5
Exercised	(0.1)		$21.03
Forfeited/expired/cancelled	—	†	$18.13
Outstanding and exercisable at December 31, 2010	0.6		$23.38	2.62	$11.7
Exercised	(0.1)		$22.80
Forfeited/expired/cancelled	—	†	$22.30
Outstanding and exercisable at December 30, 2011	0.5		$23.55	1.83	$5.8

†   Represents fewer than fifty thousand shares.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The aggregate intrinsic value as of December 30, 2011 in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $35.12, which would have been received by the option holders had all option holders exercised their options on that date.

For the years ended December 30, 2011, December 31, 2010 and January 1, 2010, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $2.5 million, $3.0 million and $6.1 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards or any unrecognized related expense.

NOTE 15.  SEGMENT AND RELATED INFORMATION

We operate our business through the following three segments:

•
Infrastructure & Environment Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

•
Federal Services Division provides services to various U.S. federal government agencies, primarily the Department of Defense.  These services include program management, planning, design and engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, IT services, and decommissioning and closure.

•
Energy & Construction Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

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

	Year Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Revenues
Infrastructure & Environment (1)	$3,760.9	$3,248.5	$3,170.4
Federal Services (2)	2,695.4	2,582.8	2,561.3
Energy & Construction	3,251.1	3,420.6	3,583.9
Inter-segment, eliminations and other	(162.4)	(74.8)	(66.5)
Total revenues	$9,545.0	$9,177.1	$9,249.1
Equity in income of unconsolidated
joint ventures
Infrastructure & Environment (1)	$3.9	$2.9	$6.2
Federal Services (2)	6.2	5.9	5.7
Energy & Construction (3)	122.1	61.5	89.0
Total equity in income of unconsolidated joint ventures	$132.2	$70.3	$100.9
Contribution (4)
Infrastructure & Environment (1)	$236.7	$247.2	$267.0
Federal Services (2)	218.8	189.3	168.4
Energy & Construction	189.3	180.2	193.4
General and administrative expenses (5)	(115.5)	(110.9)	(107.1)
Total contribution	$529.3	$505.8	$521.7
Operating income (loss)
Infrastructure & Environment (1)	$222.0	$222.9	$255.7
Federal Services (2,6)	(151.5)	165.6	143.2
Energy & Construction (6)	(214.4)	226.9	145.9
General and administrative expenses (5)	(79.5)	(71.0)	(75.8)
Total operating income (loss) (6)	$(223.4)	$544.4	$469.0
Capital expenditures
Infrastructure & Environment (1)	$51.2	$30.0	$15.2
Federal Services (2)	4.8	5.6	12.3
Energy & Construction	14.8	15.9	18.8
Corporate and other	10.9	6.6	5.3
Total capital expenditures	$81.7	$58.1	$51.6
Depreciation and amortization
Infrastructure & Environment (1)	$55.0	$42.2	$34.5
Federal Services (2)	27.1	21.4	22.8
Energy & Construction	54.3	62.3	75.3
Corporate and other	6.3	7.5	7.2
Total depreciation and amortization	$142.7	$133.4	$139.8

(1)	The operating results of Scott Wilson were included in the year ended December 30, 2011, but partially included in the year ended December 31, 2010, as we completed the acquisition in September 2010.

(2)	The operating results of Apptis were partially included in the year ended December 30, 2011 as we completed the acquisition in June 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)
In October 2010, we received notice of a ruling on the priority of claims against a bankrupt client made by one of our unconsolidated joint ventures related to the SR-125 road project in California.  The judge ruled against our joint venture’s position, finding that its mechanic’s lien did not have priority over the senior lenders.  As a result of the court’s decision, we recorded a pre-tax non-cash asset impairment charge of $25.0 million in the third quarter of 2010.  During the second quarter of 2011, we recognized a $9.5 million favorable claim settlement on this project.

(4)
We are providing information regarding segment contribution because management uses this information to assess performance and make decisions about resource allocation.  We define segment contribution as total segment operating income (loss) minus noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses, goodwill impairment charge, amortization of some, but not all, intangible assets, and other miscellaneous unallocated expenses.  Segment operating income (loss) represents net income (loss) before reductions for income taxes, noncontrolling interests and interest expense.

(5)	General and administrative expenses represent expenses related to corporate functions.

(6)	During the year ended December 30, 2011, we recorded a goodwill impairment charge of $825.8 million. See Note 8, “Goodwill and Intangible Assets” for more information.

Reconciliations of segment contribution to segment operating income (loss) for the years ended December 30, 2011, December 31, 2010, and January 1, 2010 are as follows:

	Year Ended December 30, 2011
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$236.7	$218.8	$189.3	$(115.5)	$529.3
Goodwill impairment	—	(348.3)	(477.5)	—	(825.8)
Noncontrolling interests	—	—	128.5	—	128.5
Amortization of intangible assets	—	(15.8)	(28.2)	—	(44.0)
Stock-based compensation expense	(13.6)	(6.0)	(15.0)	34.6	—
Other miscellaneous and unallocated expenses	(1.1)	(0.2)	(11.5)	1.4	(11.4)
Operating income (loss)	$222.0	$(151.5)	$(214.4)	$(79.5)	$(223.4)

	Year Ended December 31, 2010
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$247.2	$189.3	$180.2	$(110.9)	$505.8
Noncontrolling interests	(0.9)	—	99.2	—	98.3
Amortization of intangible assets	(5.0)	(15.9)	(28.3)	—	(49.2)
Stock-based compensation expense	(14.4)	(5.6)	(13.5)	33.5	—
Other miscellaneous and unallocated expenses	(4.0)	(2.2)	(10.7)	6.4	(10.5)
Operating income (loss)	$222.9	$165.6	$226.9	$(71.0)	$544.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended January 1, 2010
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
Contribution	$267.0	$168.4	$193.4	$(107.1)	$521.7
Noncontrolling interests	3.3	—	33.2	—	36.5
Impairment of an intangible asset assets	—	(3.8)	(29.0)	—	(32.8)
Amortization of intangible assets	(0.4)	(16.9)	(35.6)	—	(52.9)
Stock-based compensation expense	(13.9)	(4.4)	(11.5)	29.8	—
Other miscellaneous and unallocated expenses	(0.3)	(0.1)	(4.6)	1.5	(3.5)
Operating income (loss)	$255.7	$143.2	$145.9	$(75.8)	$469.0

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Infrastructure & Environment	$6.3	$3.8	$7.4
Federal Services	5.1	4.8	4.8
Energy & Construction	96.3	56.9	81.7
Total investments in and advances to unconsolidated joint ventures	$107.7	$65.5	$93.9

Infrastructure & Environment	$140.5	$136.1	$114.3
Federal Services	46.2	30.4	31.1
Energy & Construction	61.8	83.3	103.0
Corporate	20.9	16.3	10.6
Total property and equipment, net of accumulated depreciation	$269.4	$266.1	$259.0

Total assets by segment are as follows:

	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Infrastructure & Environment	$2,287.3	$2,272.3	$1,654.3
Federal Services	1,582.4	1,488.7	1,505.3
Energy & Construction	2,884.6	3,424.6	3,616.7
Corporate	5,113.6	5,589.7	5,377.7
Eliminations	(5,005.3)	(5,423.9)	(5,249.6)
Total assets	$6,862.6	$7,351.4	$6,904.4

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

	Years Ended
	December 30,	December 31,	January 1,
(In millions)	2011	2010	2010
Revenues
United States	$8,329.7	$8,385.4	$8,451.2
International (1)	1,245.6	809.2	811.3
Eliminations	(30.3)	(17.5)	(13.4)
Total revenues	$9,545.0	$9,177.1	$9,249.1

(1)	No individual foreign country contributed more than 10% of our consolidated revenues for the years ended December 30, 2011, December 31, 2010, and January 1, 2010.

	December 30,	December 31,
(In millions)	2011	2010
Property and equipment at cost, net (1)
United States	$209.5	$195.7
International:
United Kingdom	27.2	31.7
Other foreign countries	32.7	38.7
Total international	59.9	70.4
Total property and equipment at cost, net	$269.4	$266.1

(1)	Property and equipment at cost, net is categorized by the location of incorporation of the legal entities.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our revenues from the U.S. Army and DOE by division for the years ended December 30, 2011, December 31, 2010, and January 1, 2010 are presented below:

	Year Ended
	December 30,	December 31,	January 1,
(In millions, except percentages)	2011	2010	2010
The U.S. Army (1)
Infrastructure & Environment	$141.7	$167.0	$145.0
Federal Services	1,351.1	1,408.7	1,403.1
Energy & Construction	199.5	346.6	117.3
Total U.S. Army	$1,692.3	$1,922.3	$1,665.4
Revenues from the U.S. Army as a percentage of our consolidated revenues	18%	21%	18%

DOE
Infrastructure & Environment	$5.9	$7.2	$9.5
Federal Services	26.8	13.7	37.4
Energy & Construction	1,236.3	1,182.6	785.3
Total DOE	$1,269.0	$1,203.5	$832.2
Revenues from DOE as a percentage of our consolidated revenues	13%	13%	9%

Revenues from the federal market sector as a percentage of our consolidated revenues	49%	49%	45%
(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•
Common Sulfur Project:  One of our wholly owned subsidiaries, WGI – Middle East, Inc., whose parent company, WGI, was acquired by us on November 15, 2007, together with a consortium partner, have contracted under a fixed-price arrangement to engineer, procure and construct a sulfur processing facility located in Qatar.  The sulfur processing facility gathers and processes sulfur produced by new liquid natural gas processing facilities.  During construction, the project experienced cost increases, schedule delays and higher than expected warranty costs.  The contract provided the customer the right to assess liquidated damages of approximately $25 million against the consortium if various project milestones were not met.  If liquidated damages are assessed, a significant portion may be attributable to WGI – Middle East, Inc.

On August 23, 2010, the consortium settled pending change orders and claims with the project owner for $100 million and agreed that 60% of the settlement amount will be allocated to our consortium partner and 40% to us.  Under the terms of the settlement, we received a complete release for all delays and liquidated damages incurred up to the settlement date, and all consortium payments have been received except for $7.2 million that the customer has withheld from the consortium pending resolution of claimed liquidated damages related to post-settlement performance.  As of December 30, 2011, construction was effectively complete and operational acceptance was achieved.  Final acceptance is pending completion of minor open items.  We are in active negotiations to recover the withheld amount from the customer and distribute the remaining consortium payment amounts.

During the year ended December 30, 2011, in connection with the start up and commissioning activities and the warranty claims, we recognized losses totaling $19.4 million.  As of December 30, 2011, the cumulative project losses were approximately $107.1 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•
DOE Deactivation, Demolition, and Removal Project:  In December 2007, the DOE awarded WGI Ohio a cost-reimbursable task order to perform deactivation, demolition and removal services at a site owned by the DOE in New York State.  During 2010, the project experienced contamination and performance incidents.  In February 2011, WGI Ohio and the DOE executed a task order modification that changed some contractual terms from cost-reimbursable to at-risk.  Through December 30, 2011, WGI Ohio has recorded cumulative losses related to this project of $14.0 million, including an $11.1 million charge during the fiscal year ended December 31, 2010 and charges of $6.7 million in the year ended December 30, 2011.

On September 1, 2011, the DOE issued WGI Ohio a preliminary notice of violation associated with one of the contamination incidents in 2010 described above and proposed a civil penalty of approximately $0.4 million (which included reductions for corrective actions by WGI Ohio).  On September 28, 2011, WGI Ohio responded to the DOE notice and voluntarily paid the penalty.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as hurricane-caused delays and related stabilization activities, WGI Ohio is required to perform work outside the scope of the February 2011 task order modification.  Additionally, a significant portion of the work on the project continues to be delayed.  Based on changes and delays to date, the project completion costs continue to increase beyond the previous estimate by at least $47 million; however, since the project continues to be delayed and the final project plan has not been approved, the final project completion costs are not currently estimable.  WGI Ohio believes that increases in the project completion costs are caused by additional work scope, delays and other factors beyond its control that constitute changes for which it may be compensated.  Nonetheless, WGI Ohio can give no assurance that it will not be obligated to pay some or all of the final project completion costs, which would negatively impact our future results of operations.

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

Guarantee Obligations and Commitments

As of December 30, 2011, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $0.9 million as of December 30, 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We have guaranteed several of our foreign credit facilities and bank guarantee lines.  The aggregate amount of these guarantees was $50.0 million as of December 30, 2011.

As of December 30, 2011, we had $35.5 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

Lease Obligations

Total rental expense included in operations for operating leases for the years ended December 30, 2011, December 31, 2010, and January 1, 2010, totaled $188.5 million, $192.5 million, and $199.4 million, respectively.  Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses.  These operating lease agreements expire at varying dates through 2023.  Obligations under operating leases include office and other equipment rentals.

Obligations under non-cancelable operating lease agreements were as follows:

(In millions)	Operating Leases
2012	$186.1
2013	137.0
2014	98.0
2015	74.5
2016	55.0
Thereafter	99.6
Total minimum lease payments	$650.2

Restructuring Costs

For the years ended December 30, 2011 and December 31, 2010, we recorded restructuring charges of $5.5 million and $10.6 million, respectively, in our Consolidated Statement of Operations, which consisted primarily of costs for severance and associated benefits and the cost of facility closures.  The majority of the restructuring costs resulted from the integration of Scott Wilson into our existing Infrastructure & Environment’s U.K. and European business and necessary responses to reductions in market opportunities in Europe.

During fiscal year 2011, we made $12.9 million of payments related to these restructuring plans.  As of December 30, 2011 and December 31, 2010, our restructuring reserves were $3.8 million and $11.6 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 17.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities related to each component of other comprehensive income (loss) are summarized as follows:

(In millions)	Pension and Post-retirement Related Adjustments (1)	Foreign Currency Translation Adjustments	Foreign Currency Translation Adjustment Due to the Sale of Our Investment in an Unconsolidated Joint Venture	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)

Balances at January 2, 2009	$(33.7)	$(6.8)	$(6.0)	$(9.4)	$(55.9)
Pre-tax amount	(15.0)	12.8	0.9	8.6	7.3
Unrealized loss on foreign currency forward contract, net of tax expenses	—	(10.7)	—	—	(10.7)
Reclassification of unrealized loss on foreign currency forward contract, net of tax expenses	—	10.7	—	—	10.7
The sale of our equity investment in an unconsolidated joint venture	—	—	5.1	—	5.1
Tax benefit (expense)	3.3	(5.6)	—	(3.4)	(5.7)
Total 2009 adjustments, net of tax	(11.7)	7.2	6.0	5.2	6.7
Balances at January 1, 2010	$(45.4)	$0.4	$—	$(4.2)	$(49.2)
Pre-tax amount	(5.1)	8.8	—	7.0	10.7
Tax benefit (expense)	4.4	—	—	(2.8)	1.6
Total 2010 adjustments, net of tax	(0.7)	8.8	—	4.2	12.3
Balances at December 31, 2010	$(46.1)	$9.2	$—	$—	$(36.9)
Pre-tax amount	(73.4)	(11.2)	—	—	(84.6)
Tax benefit (2)	10.7	—	—	—	10.7
Total 2011 adjustments, net of tax	(62.7)	(11.2)	—	—	(73.9)
Balances at December 30, 2011	$(108.8)	$(2.0)	$—	$—	$(110.8)

(1)
For fiscal year 2011, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $80.9 million of net loss arising during the year, $4.1 million of amortization of prior service credit and net loss, and $1.9 million of before-tax effect of changes in foreign currency exchange rates.  For fiscal year 2010, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $5.3 million of net loss arising during the year, $0.4 million of amortization of prior service credit and net loss, and $0.1 million of before-tax effect of changes in foreign currency exchange rates.  For fiscal year 2009, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $12.7 million of net loss arising during the year, $2.2 million of amortization of prior service credit and net gain, and $0.1 million of before-tax effect of changes in foreign currency exchange rates.

(2)	The tax benefit has been reduced by a valuation allowance of $11.6 million in 2011.

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

(In millions)	Balance at the Beginning of the Period	Additions (Charged to Bad Debt Expense)	Additions (Charged to Other Accounts) (1)	Deductions (2)	Other (3)	Balance at the End of the Period

Year ended December 30, 2011
Receivable allowances	$42.8	$2.8	$16.1	$(18.6)	$—	$43.1
Deferred income tax valuation allowance	$104.2	$—	$23.5	$(15.3)	$11.6	$124.0

Year ended December 31, 2010
Receivable allowances	$47.7	$6.7	$8.9	$(20.5)	$—	$42.8
Deferred income tax valuation allowance	$87.6	$—	$21.4	$(8.0)	$3.2	$104.2

Year ended January 1, 2010
Receivable allowances	$39.4	$5.8	$23.2	$(20.7)	$—	$47.7
Deferred income tax valuation allowance	$100.4	$—	$1.8	$(14.6)	$—	$87.6

(1)	These additions were primarily charged to revenues or income tax expense.

(2)	Deductions to the deferred income tax valuation allowance were primarily attributed to foreign and state NOL expirations, change in tax rates and the use of federal and state NOLs.

(3)
Other adjustments to the deferred income tax valuation allowance during the year ended December 30, 2011 were charged to other comprehensive income.  For the year ended December 31, 2010, other adjustments to the deferred income tax valuation allowance were attributable to acquired deferred taxes on foreign net operating losses through the Scott Wilson acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the years ended December 30, 2011 and December 31, 2010.  The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

	2011 Quarters Ended
(In millions, except per share data)	April 1	July 1	September 30	December 30
	As Revised (1)	As Revised (1)
Revenues	$2,319.8	$2,360.3	$2,471.7	$2,393.2
Cost of revenues	(2,202.7)	(2,228.3)	(2,300.1)	(2,257.7)
Acquisition-related expenses	—	(1.0)	—	—
Restructuring costs (2)	—	—	—	(5.5)
Goodwill impairment (3)	—	—	(798.1)	(27.7)
Operating income (loss) (4)	132.1	150.6	(620.2)	114.1
Income tax benefit (expense)	(39.0)	(45.5)	39.5	(46.8)
Net income (loss) including noncontrolling interests	87.9	100.0	(585.8)	60.6
Noncontrolling interests in income of consolidated subsidiaries	(25.8)	(33.2)	(37.3)	(32.2)
Net income (loss) attributable to URS	62.1	66.8	(623.1)	28.4

Earnings (loss) per share:
Basic	$0.79	$0.87	$(8.05)	$0.37
Diluted	$0.79	$0.86	$(8.05)	$0.37
Weighted-average shares outstanding:
Basic	78.4	77.2	77.4	76.3
Diluted	78.8	77.7	77.4	76.4

	2010 Quarters Ended
(In millions, except per share data)	April 2	July 2	October 1	December 31
	As Revised (1)	As Revised (1)	As Revised (1)	As Revised (1)
Revenues	$2,207.5	$2,249.4	$2,340.1	$2,380.1
Cost of revenues	(2,086.7)	(2,121.7)	(2,136.5)	(2,264.6)
Acquisition-related expenses (5)	—	(4.1)	(7.5)	(0.3)
Restructuring costs (2)	—	—	—	(10.6)
Operating income (4)	125.2	134.6	162.2	122.4
Income tax benefit (expense) (6)	4.1	(42.0)	(56.1)	(33.6)
Net income including noncontrolling interests	120.0	87.5	96.6	82.1
Noncontrolling interests in income of consolidated subsidiaries	(24.4)	(25.6)	(26.2)	(22.1)
Net income attributable to URS	95.6	61.9	70.4	60.0

Earnings per share:
Basic	$1.17	$0.76	$0.87	$0.75
Diluted	$1.17	$0.76	$0.87	$0.75
Weighted-average shares outstanding:
Basic	81.4	81.2	$81.1	$80.2
Diluted	81.9	81.5	$81.3	$80.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)	The prior period amounts shown in the table below have been revised as discussed in Note 1, “Business, Basis of Presentation, and Accounting Policies.”

Consolidated Statements of Operations Data: (In millions)
	2011 Quarters Ended
	April 1			July 1
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income before income taxes	$126.9	$—	$126.9	$145.5	$—	$145.5
Income tax expense	(44.0)	5.0	(39.0)	(54.9)	9.4	(45.5)
Net income including noncontrolling interests	82.9	5.0	87.9	90.6	9.4	100.0
Noncontrolling interest in income of consolidated subsidiaries	(20.8)	(5.0)	(25.8)	(23.8)	(9.4)	(33.2)
Net income attributable to URS	$62.1	$—	$62.1	$66.8	$—	$66.8

	2010 Quarters Ended
	April 2			July 2
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income before income taxes	$115.9	$—	$115.9	$129.5	$—	$129.5
Income tax expense	(2.2)	6.3	4.1	(50.3)	8.3	(42.0)
Net income including noncontrolling interests	113.7	6.3	120.0	79.2	8.3	87.5
Noncontrolling interest in income of consolidated subsidiaries	(18.1)	(6.3)	(24.4)	(17.3)	(8.3)	(25.6)
Net income attributable to URS	$95.6	$—	$95.6	$61.9	$—	$61.9

	2010 Quarters Ended
	October 1			December 31
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income before income taxes	$152.7	$—	$152.7	$115.7	$—	$115.7
Income tax expense	(64.9)	8.8	(56.1)	(37.5)	3.9	(33.6)
Net income including noncontrolling interests	87.8	8.8	96.6	78.2	3.9	82.1
Noncontrolling interest in income of consolidated subsidiaries	(17.4)	(8.8)	(26.2)	(18.2)	(3.9)	(22.1)
Net income attributable to URS	$70.4	$—	$70.4	$60.0	$—	$60.0

(2)
For the years ended December 30, 2011 and December 31, 2010, we recorded restructuring costs resulting from the integration of Scott Wilson into our existing U.K. and European business and necessary responses to reductions in market opportunities in Europe.  See further discussion in Note 16, “Commitments and Contingencies.”

(3)
For the third quarter of 2011, we recorded an estimated goodwill impairment charge of $798.1 million.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $699.3 million and $9.03, respectively.

During the fourth quarter of 2011, we finalized our step-two goodwill impairment analysis as of September 30, 2011 and recorded an additional goodwill impairment charge of $27.7 million.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $32.9 million and $0.43, respectively.  See further discussion in Note 8, “Goodwill and Intangible Assets.”

(4)
In October 2010, we received notice of a ruling on the priority of claims against a bankrupt client made by one of our unconsolidated joint ventures related to the SR-125 road project in California.  The judge ruled against our joint venture’s position, finding that its mechanic’s lien did not have priority over the senior lenders.  As a result of the court’s decision, we recorded a pre-tax non-cash asset impairment charge of $25.0 million or $0.18 per share on an after-tax basis in the third quarter of 2010.  During the second quarter of 2011, we recognized a $9.5 million favorable claim settlement on this project.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	For the year ended December 31, 2010, we recorded acquisition-related expenses in connection with our acquisition of Scott Wilson. See further discussion in Note 7, “Acquisitions.”

(6)
Our effective income tax rate for the three months ended April 2, 2010 was (3.6)%.  The reduction in the rate was primarily due to our determination that the earnings of all of our foreign subsidiaries would be indefinitely reinvested offshore, which resulted in the reversal of the net U.S. deferred tax liability on the undistributed earnings of all foreign subsidiaries.  See further discussion in Note 12, “Income Taxes.”

NOTE 20.  SUBSEQUENT EVENTS

Acquisition

On February 20, 2012, we entered into a definitive agreement (“Arrangement Agreement”) to acquire all of the outstanding shares of Flint Energy Services Ltd. (“Flint”), a provider of construction services to the oil and gas industry, for Canadian $25.0 per share in cash, or approximately Canadian $1.25 billion (U.S. $1.25 billion).  We also will assume approximately Canadian $225.0 million (U.S. $225.0 million) of Flint’s debt.  Assuming completion of the acquisition, this transaction, which has been approved unanimously by our and Flint’s boards of directors, will significantly expand our opportunities to serve clients in the oil and gas industry.  Flint has approximately 10,000 employees and a network of approximately 80 office locations in North America.

This acquisition will be implemented through a court-approved Plan of Arrangement under Canadian law and is subject to the approval of Flint’s stockholders, relevant regulatory approvals and other customary closing conditions.  Upon completion of the Arrangement, Flint will operate as a new division of URS.  We expect to close this transaction during the second quarter of 2012.

Concurrently with the signing of the Arrangement Agreement, we entered into a financing commitment letter with various lenders that provides for a $500.0 million senior unsecured bridge facility to finance the acquisition of Flint.  The financing commitments of the lenders are subject to documentation and other customary conditions.  Permanent financing is expected to consist of borrowings under our existing credit facility and new debt.  Subsequent to the signing of the Arrangement Agreement, we have entered into financial contracts to protect against interest rate and foreign currency risks.  There can be no assurance that new permanent financing will be available on favorable terms or at all.

Dividend Program

On February 24, 2012, our Board of Directors authorized the implementation of a dividend program and authorized a $0.20 per share quarterly dividend with a record date of March 16, 2012 and a payment date of April 6, 2012.  Future dividends are subject to approval by our Board of Directors.

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

Changes in Internal Control over Financial Reporting

We acquired Apptis on June 1, 2011 and are currently in the process of integrating it into our existing internal controls and procedures; however, management’s evaluation of the effectiveness of our internal controls over financial reporting does not yet include Apptis.  There were no other changes in our internal control over financial reporting during the year ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of our CEO and CFO, assessed our internal control over financial reporting as of December 30, 2011, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Management’s conclusion regarding the effectiveness of internal control over financial reporting as of December 30, 2011 does not include any internal control over financial reporting at Apptis.  Management has elected to exclude Apptis from its assessment of internal control over financial reporting because management was unable to assess Apptis’ internal control over financial reporting in the period between the Apptis acquisition on June 1, 2011 and management’s assessment of internal control over financial reporting as of December 30, 2011.  Apptis is a wholly-owned subsidiary of URS, whose total assets and total revenues represented 4.9% and 1.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2011.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 30, 2011.  Management communicated the results of management’s assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of the company’s internal control over financial reporting at December 30, 2011 as stated in their report appearing under Item 8 of this report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information under the captions “Proposal - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About The Board of Directors” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and from Item 1–“Executive Officers of the Registrant” in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Executive Compensation,” “Compensation Committee Interlocks And Insider Participations,” “Report Of The Compensation Committee on Executive Compensation For Fiscal Year 2011,” (which report shall be deemed to be “furnished” and not “filed” with the SEC) and “Information About The Board of Directors” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions “Security Ownership Of Certain Beneficial Owners And Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Information regarding our stock-based compensation awards outstanding and available for future grants as of December 30, 2011 is presented in Note 14, “Stockholders' Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information contained under the caption “Certain Relationships And Related Transactions” and “Information About The Board of Directors” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the captions “Proposal - Ratification Of Selection Of Our Independent Registered Public Accounting Firm,” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 30, 2011 and December 31, 2010

•	Consolidated Statements of Operations for the year ended December 30, 2011, the year ended December 31, 2010, and the year ended January 1, 2010

•	Consolidated Statements of Comprehensive Income for the year ended December 30, 2011, the year ended December 31, 2010, and the year ended January 1, 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 30, 2011, the year ended December 31, 2010, and the year ended January 1, 2010

•	Consolidated Statements of Cash Flows for the year ended December 30, 2011, the year ended December 31, 2010, and the year ended January 1, 2010

•	Notes to Consolidated Financial Statements.

(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Implementation Agreement between Universe Bidco Limited, URS Corporation and Scott Wilson Group plc., dated as of June 28, 2010.	8-K	2.2	6/29/2010
2.2	Arrangement Agreement between URS Corporation and Flint Energy Services Ltd., dated as of February 20, 2012.	8-K	2.1	2/21/2012
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.5	Bylaws of URS Corporation as amended on February 26, 2010.	8-K	3.5	2/26/2010
4.1
Credit Agreement dated as of October 19, 2011 among URS Corporation, and certain subsidiaries, as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, Bank of America, N.A., BNP Paribas, and Citibank, N.A., as Syndication Agents, Mizuho Corporation Bank, Ltd., as Documentation Agent and the other lenders party hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as
Joint Book Managers.
		8-K	4.1	10/20/2011
4.7	Form of Universe Bidco Limited Loan Note Instrument constituting up to £30,000,000 Floating Range Loan Notes 2015.	10-Q	4.2	11/9/2010
4.8	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991
10.1 *	Employee Stock Purchase Plan of URS Corporation approved as of May 22, 2008.	DEF 14A	Appendix C	4/22/2008
10.2 *	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3 *	URS Corporation 2008 Equity Incentive Plan, approved on May 22, 2008.	8-K	10.1	5/23/2008
10.4 *	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2010.	10-Q	10.1	8/10/2010
10.5 *	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2011.	8-K	10.1	6/1/2011
10.6 *	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996.	10-K	10.5	1/14/1997
10.7 *	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991
10.8 *	URS Corporation Restated Incentive Compensation Plan.	8-K	10.1	3/31/2009
10.9 *	URS Corporation Restated Incentive Compensation Plan 2011 Plan Year Summary.	8-K	10.1	4/4/2011
10.10 *	Description of Base Salary, 2011 Performance Metrics and Target Bonuses.	8-K	N/A	4/4/2011
10.11 *	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.12 *	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-Q	10.3	5/12/2010
10.13 *	First Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	11/12/2009
10.14 *	Second Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	11/12/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.15 *	Third Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	11/12/2009
10.16 *	Fourth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	5/12/2010
10.17 *	Fifth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/12/2010
10.18 *	Sixth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	5/12/2010
10.19 *	Seventh Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/10/2011
10.20 *	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.21 *	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006
10.22 *	Second Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.1	12/10/2008
10.23 *	Third Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 13, 2011.	8-K	10.1	12/14/2011
10.24 *	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006
10.25 *	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.2	12/10/2008
10.26 *	Employment Agreement between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.27 *	First Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.28 *	Second Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.29 *	Fourth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.30 *	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.	10-Q	10.6	8/6/2008
10.31 *	Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of May 19, 2003.	10-Q	10.1	9/15/2003
10.32 *	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.	10-Q	10.9	8/6/2008
10.33 *	Revised Compensatory Arrangement for Reed N. Brimhall.	10-Q	10.3	11/12/2009
10.34 *	Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.35 *	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.	10-Q	10.7	8/6/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.36 *	Amended and Restated Employment Agreement between URS Corporation, a Nevada corporation and Thomas W. Bishop, dated as of June 1, 2011.	10-Q	10.2	8/9/2011
10.37 *	Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.38 *	First Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of August 1, 2008.	10-Q	10.8	8/6/2008
10.39 *	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005
10.40 *	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.	10-Q	10.5	8/6/2008
10.41 *	Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of September 18, 2009.	10-Q	10.1	11/12/2009
10.42 *	Employment Agreement between URS Corporation and Thomas H. Zarges, dated as of August 7, 2008.	10-Q	10.1	11/6/2008
10.43 *	Service Agreement between SWK Holdings Ltd. and Hugh Blackwood dated as of May 5, 1995.	10-Q	10.2	11/9/2010
10.44 *	Compensatory Arrangement for Hugh Blackwood.	10-Q	10.3	11/9/2010
10.45 *	Employment Agreement between Robert W. Zaist and Washington Group International, Inc., dated as of November 8, 2009.	10-Q	10.4	5/10/2011
10.46 *	Revised Compensatory Arrangement for Robert W. Zaist.	10-Q	10.3	8/9/2011
10.47 *	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.48 *	First Amendment to the July 12, 2004 Restricted Stock Unit Award Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.3	12/10/2008
10.49 *	2008 Equity Incentive Plan Restricted Stock Award between URS and Martin M. Koffel, dated December 10, 2008.	8-K	10.4	12/10/2008
10.50 *	Form of Restricted Stock Award Grant Notice and Agreement for Martin M. Koffel under the URS Corporation 2008 Equity Incentive Plan, dated January 2, 2012.	8-K	10.2	12/14/2011
10.51 *	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as a separate agreement between URS Corporation and Gary V. Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.52 *	Form of 1999 Equity Incentive Plan Restricted Stock Award as of May 25, 2006.	8-K	10.2	5/31/2006
10.53 *	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	8-K	10.5	12/10/2008
10.54 *	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	8-K	10.6	12/10/2008
10.55 *	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	10-Q	10.7	11/12/2009
10.56 *	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	10-Q	10.8	11/12/2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.57 *	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Hugh Blackwood, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, Joseph Masters, Randall A. Wotring, H. Thomas Hicks, Robert W. Zaist and Thomas H. Zarges.	10-Q	10.3	6/14/2004
10.58 *	Form of Director Indemnification Agreement between URS Corporation and each of Mickey P. Foret, Senator William H. Frist, Lydia H. Kennard, Donald R. Knauss, Martin M. Koffel, General Joseph W. Ralston, USAF (Ret.), John D. Roach, Douglas W. Stotlar, and William P. Sullivan.	10-Q	10.4	6/14/2004
10.59 *	Description of URS Corporation tax gross-up policy and modification of tax gross-up arrangements with Messrs. Koffel and Zarges.	8-K	N/A	4/29/2009
10.60 *†	Executive Life Insurance Agreement between Washington Group International and Thomas H. Zarges, dated as of January 1, 2005.	10-K	10.32	3/2/2006
10.61 *	URS Energy & Construction Holdings, Inc. Restoration Plan.	10-K	10.58	2/28/2011
10.62 *	Washington Group International, Inc. Voluntary Deferred Compensation Plan.	10-K	10.59	2/28/2011
10.63 *	Amendment to the Washington Group International, Inc. Voluntary Deferred Compensation Plan.	10-K	10.60	2/28/2011
10.64 *†	Washington Group International, Inc. Key Executive Disability Insurance Plan.	10-K	10.12	Fiscal Year 12/31/1992
21.1	Subsidiaries of URS Corporation				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of attorney of URS Corporation's directors and officers.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS	XBRL Instance Document.				X#
101.SCH	XBRL Taxonomy Extension Schema Document.				X#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X#

*	Represents a management contract or compensatory plan or arrangement.

†	Indicates a material agreement previously filed by Washington Group International (Delaware), a public company acquired by URS Corporation on November 15, 2007.

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

Dated: February 27, 2012	URS Corporation
(Registrant)

	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin M. Koffel*	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2012
Martin M. Koffel

/s/ H. Thomas Hicks	Chief Financial Officer	February 27, 2012
H. Thomas Hicks

/s/ Reed N. Brimhall	Vice President and Chief Accounting Officer	February 27, 2012
Reed N. Brimhall

/s/ Mickey P. Foret*	Director	February 27, 2012
Mickey P. Foret

/s/ William H. Frist*	Director	February 27, 2012
William H. Frist

/s/ Lydia H. Kennard*	Director	February 27, 2012
Lydia H. Kennard

/s/ Donald R. Knauss*	Director	February 27, 2012
Donald R. Knauss

/s/ Joseph W. Ralston*	Director	February 27, 2012
Joseph W. Ralston

/s/ John D. Roach*	Director	February 27, 2012
John D. Roach

/s/ Douglas W. Stotlar*	Director	February 27, 2012
Douglas W. Stotlar

/s/ William P. Sullivan*	Director	February 27, 2012
William P. Sullivan

* By /s/ H. Thomas Hicks
H. Thomas Hicks

* By /s/ Reed N. Brimhall
Reed N. Brimhall