Form 10-Q
period 2012-03-30
URS CORP /NEW/
filed 2012-05-08
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012

Common Stock, $.01 par value	75,731,876

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; future acquisition of Flint Energy Services Ltd.; future backlog and book of business conversion and debookings; future income taxes; future stock-based compensation expenses; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments; future capital expenditures and commitments; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; changes in our book of business; our compliance with government contract procurement regulations; impairment of our goodwill; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 30, Risk Factors beginning on page 55, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	March 30, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,309.5	$436.0
Accounts receivable, including retentions of $66.1 and $67.5, respectively	1,091.2	1,114.7
Costs and accrued earnings in excess of billings on contracts	1,415.6	1,317.1
Less receivable allowances	(38.7)	(43.1)
Net accounts receivable	2,468.1	2,388.7
Deferred tax assets	65.5	63.0
Other current assets	166.8	201.2
Total current assets	4,009.9	3,088.9
Investments in and advances to unconsolidated joint ventures	129.1	107.7
Property and equipment at cost, net	270.9	269.4
Intangible assets, net	508.9	522.0
Goodwill	2,784.2	2,773.0
Other assets	104.4	101.6
Total assets	$7,807.4	$6,862.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$62.4	$61.5
Accounts payable and subcontractors payable, including retentions of $39.0 and $39.6, respectively	641.1	659.1
Accrued salaries and employee benefits	542.9	527.0
Billings in excess of costs and accrued earnings on contracts	250.6	310.8
Other current liabilities	158.3	176.5
Total current liabilities	1,655.3	1,734.9
Long-term debt	1,703.2	737.0
Deferred tax liabilities	281.8	276.5
Self-insurance reserves	135.6	132.7
Pension and post-retirement benefit obligations	274.5	276.0
Other long-term liabilities	202.5	221.1
Total liabilities	4,252.9	3,378.2
Commitments and contingencies (Note 14)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 88.0 and 87.8 shares issued, respectively; and 75.9 and 76.7 shares outstanding, respectively	0.9	0.9
Treasury stock, 12.1 and 11.1 shares at cost, respectively	(494.9)	(454.9)
Additional paid-in capital	2,979.4	2,966.8
Accumulated other comprehensive loss	(89.3)	(110.8)
Retained earnings	1,039.7	975.2
Total URS stockholders’ equity	3,435.8	3,377.2
Noncontrolling interests	118.7	107.2
Total stockholders’ equity	3,554.5	3,484.4
Total liabilities and stockholders’ equity	$7,807.4	$6,862.6

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED6
(In millions, except per share data)

	Three Months Ended
	March 30,	April 1,
	2012	2011
		As Revised
Revenues	$2,361.5	$2,319.8
Cost of revenues	(2,203.2)	(2,202.7)
General and administrative expenses	(17.5)	(22.4)
Acquisition-related expenses (Note 7)	(5.6)	—
Equity in income of unconsolidated joint ventures	28.7	37.4
Operating income	163.9	132.1
Interest expense	(9.8)	(5.2)
Income before income taxes	154.1	126.9
Income tax expense	(48.6)	(39.0)
Net income including noncontrolling interests	105.5	87.9
Noncontrolling interests in income of consolidated subsidiaries	(25.8)	(25.8)
Net income attributable to URS	$79.7	$62.1

Earnings per share (Note 3):
Basic	$1.08	$0.79
Diluted	$1.07	$0.79
Weighted-average shares outstanding (Note 3):
Basic	74.0	78.4
Diluted	74.3	78.8

Cash dividends declared per share (Note 12)	$0.20	$—

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended
	March 30,	April 1,
	2012	2011
Comprehensive income:		As Revised
Net income including noncontrolling interests	$105.5	$87.9
Pension and post-retirement related adjustments, net of tax	1.1	0.6
Foreign currency translation adjustments	21.1	13.1
Loss on derivative instruments, net of tax	(0.7)	—
Comprehensive income	127.0	101.6
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(25.8)	(25.8)
Comprehensive income attributable to URS	$101.2	$75.8

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
								As Revised
Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.1	—	—	1.5	—	—	1.5	—	1.5
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	—	—	—	12.0	—	—	12.0	—	12.0
Excess tax benefits from stock-based compensation	—	—	—	0.7	—	—	0.7	—	0.7
Foreign currency translation adjustments	—	—	—	—	13.1	—	13.1	—	13.1
Pension and post-retirement related adjustments, net of tax	—	—	—	—	0.6	—	0.6	—	0.6
Repurchases of common stock	(3.0)	—	(136.7)	—	—	—	(136.7)	—	(136.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15.6)	(15.6)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	3.1	3.1
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Net income including noncontrolling interests	—	—	—	—	—	62.1	62.1	25.8	87.9
Balances, April 1, 2011	78.7	$0.9	$(348.8)	$2,924.2	$(23.2)	$1,503.1	$4,056.2	$97.6	$4,153.8

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  – UNAUDITED (continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$975.2	$3,377.2	$107.2	$3,484.4
Employee stock purchases and exercises of stock options	—	—	—	1.0	—	—	1.0	—	1.0
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	0.2	—	—	11.3	—	—	11.3	—	11.3
Excess tax benefits from stock-based compensation	—	—	—	0.4	—	—	0.4	—	0.4
Foreign currency translation adjustments	—	—	—	—	21.1	—	21.1	—	21.1
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.1	—	1.1	—	1.1
Loss on derivative instruments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(15.2)	(15.2)	—	(15.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15.5)	(15.5)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Net income including noncontrolling interests	—	—	—	—	—	79.7	79.7	25.8	105.5
Balances, March 30, 2012	75.9	$0.9	$(494.9)	$2,979.4	$(89.3)	$1,039.7	$3,435.8	$118.7	$3,554.5

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Three Months Ended
	March 30,	April 1,
	2012	2011
Cash flows from operating activities:		As Revised
Net income including noncontrolling interests	$105.5	$87.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20.0	20.2
Amortization of intangible assets	17.2	13.0
Amortization of debt issuance costs and discount	0.8	1.6
Normal profit	1.4	1.0
Provision for doubtful accounts	1.4	1.3
Deferred income taxes	2.1	25.6
Stock-based compensation	11.3	12.0
Excess tax benefits from stock-based compensation	(0.4)	(0.7)
Equity in income of unconsolidated joint ventures	(28.7)	(37.4)
Dividends received from unconsolidated joint ventures	18.6	11.9
Changes in operating assets, liabilities and other:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(78.5)	(1.1)
Other current assets	(5.9)	(4.0)
Advances to unconsolidated joint ventures	(5.7)	(9.3)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(20.1)	(3.3)
Billings in excess of costs and accrued earnings on contracts	(65.5)	3.3
Other long-term liabilities	(4.1)	(12.3)
Other assets	14.2	1.2
Total adjustments and changes	(121.9)	23.0
Net cash from operating activities	(16.4)	110.9
Cash flows from investing activities:
Payments for exercised shares in connection with a business acquisition	—	(2.9)
Proceeds from disposal of property and equipment	9.5	1.5
Investments in unconsolidated joint ventures	(4.0)	(7.2)
Changes in restricted cash	1.7	(0.3)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(17.8)	(11.0)
Net cash from investing activities	(10.6)	(19.9)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In millions)

	Three Months Ended
	March 30,	April 1,
	2012	2011
Cash flows from financing activities:
Borrowings from long-term debt	998.9	—
Payments on long-term debt	(1.6)	—
Borrowings from revolving line of credit	50.0	—
Payments on revolving line of credit	(73.6)	(2.1)
Net payments under foreign lines of credit and short-term notes	(8.9)	(7.5)
Net change in overdrafts	0.6	(18.6)
Payments on capital lease obligations	(2.6)	(2.1)
Payments of debt issuance costs	(8.7)	—
Excess tax benefits from stock-based compensation	0.4	0.7
Proceeds from employee stock purchases and exercises of stock options	1.0	1.5
Distributions to noncontrolling interests	(15.5)	(15.6)
Contributions and advances from noncontrolling interests	0.5	3.2
Repurchases of common stock	(40.0)	(136.7)
Net cash from financing activities	900.5	(177.2)
Net change in cash and cash equivalents	873.5	(86.2)
Cash and cash equivalents at beginning of period	436.0	573.8
Cash and cash equivalents at end of period	$1,309.5	$487.6

Supplemental information:
Interest paid	$7.3	$4.1
Taxes paid	$8.8	$57.2

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$3.9	$2.4
Cash dividends declared but not paid	$15.2	$—

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  Headquartered in San Francisco, we have more than 46,000 employees in a global network of offices and contract-specific job sites in nearly 50 countries.  We operate through three reporting segments:  the Infrastructure & Environment Division, the Federal Services Division and the Energy & Construction Division.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 30, 2011.  The results of operations for the three months ended March 30, 2012 are not indicative of the operating results for the full year or for future years.

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

Revision of Previously Issued Financial Statements

During fiscal year 2011, we identified an error related to the calculation and presentation of income tax expense.  Historically, we included income tax expense related to the noncontrolling interests’ share of all of our consolidated joint ventures, including both taxable entities and entities that pass taxable income through to their partners (“pass-through entities”).  After further analysis, we concluded that income tax expense should not include amounts related to the noncontrolling interests’ share of consolidated joint ventures that are pass-through entities.  Our past treatment resulted in an overstatement of income tax expense with an identical offset to net income attributable to noncontrolling interests.  As a result, income tax expense was overstated and noncontrolling interests in income of consolidated subsidiaries was understated for the three months ended April 1, 2011 by $5.0 million.  Our effective income tax rate for the three months ended April 1, 2011 was overstated by 4.0 percentage points.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

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

Accordingly, the condensed consolidated financial statements for the three months ended April 1, 2011 have been revised to correct the immaterial errors described above.

The effects of these revisions on the line items within our condensed consolidated financial statements and on the effective tax rates for the three months ended April 1, 2011 are as follows:

	Three Months Ended
	April 1, 2011
	As Reported	Adjustment	As Revised
(In millions, except for percentages)
Condensed Consolidated Statement of Operations Data:
Income before income taxes	$126.9	$—	$126.9
Income tax expense	(44.0)	5.0	(39.0)
Net income including noncontrolling interests	82.9	5.0	87.9
Noncontrolling interests in income of consolidated subsidiaries	(20.8)	(5.0)	(25.8)
Net income attributable to URS	$62.1	$—	$62.1

Effective income tax rate	34.7%	4.0%	30.7%

Condensed Consolidated Statement of Comprehensive Income Data:
Net income including noncontrolling interests	$82.9	$5.0	$87.9
Comprehensive income	$96.6	$5.0	$101.6
Noncontrolling interests in comprehensive income of consolidated subsidiaries	$(20.8)	$(5.0)	$(25.8)

Condensed Consolidated Statement of Changes in Stockholders' Equity Data:
Distributions to noncontrolling interests	$(10.6)	$(5.0)	$(15.6)
Noncontrolling interests in comprehensive income of consolidated subsidiaries	$20.8	$5.0	$25.8

Condensed Consolidated Statement of Cash Flows Data:
Cash flows from operating activities:
Net income including noncontrolling interests	$82.9	$5.0	$87.9
Accounts payable, accrued salaries and employee benefits, and other current liabilities	$1.2	$(4.5)	$(3.3)
Other long-term liabilities	$(11.8)	$(0.5)	$(12.3)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Reclassifications

We made reclassifications to the prior years’ financial statements to conform them to the current period’s presentation.  These reclassifications have no effect on our consolidated net assets or net cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At March 30, 2012 and December 30, 2011, restricted cash balances were $19.3 million and $21.0 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 5, “Joint Ventures.”

NOTE 2. ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An accounting standard update related to goodwill impairment testing was issued.  The update provides companies with the option to proceed directly to the first step of the two-step goodwill impairment test or perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount, referred to as “step zero.”  If an entity determines it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary.  The update was effective for us beginning with our first interim period of fiscal year 2012.  The adoption of the standard is not expected to have a material impact on our condensed consolidated financial statements.

An accounting standard related to the presentation of other comprehensive income was issued to increase the prominence of items reported in other comprehensive income.  The standard requires, among other disclosures, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Among the new provisions of this standard was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however, a subsequent accounting standard update was issued, which indefinitely deferred the requirement to present reclassification adjustments.  Excluding the deferred requirement, the remaining portion of the standard was effective for us beginning with our first interim period of fiscal year 2012. However, because we have historically presented the components of net income and the components of other comprehensive income in two separate but consecutive statements, the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

An accounting standard update regarding fair value measurement was issued to conform the definition of fair value and common requirements for measurement of and disclosure about fair value under U.S. GAAP and International Financial Reporting Standards.  The standard also clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable Level 3 inputs.  The standard update was effective for us beginning with our first interim period of fiscal year 2012. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

An accounting standard update was issued related to new disclosures on offsetting assets and liabilities of financial and derivative instruments.  The amendments require the disclosure of gross asset and liability amounts, amounts offset on the balance sheet and amounts subject to the offsetting requirements, but not offset on the balance sheet.  The standard update is effective for us beginning with our first interim period in fiscal year 2013.  This standard does not amend the existing guidance on when it is appropriate to offset.  We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

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

The following table summarizes the components of weighted-average shares of common stock outstanding for both basic and diluted EPS:

	Three Months Ended
	March 30,	April 1,
	2012	2011
(In millions)
Weighted-average shares of common stock outstanding (1)	74.0	78.4
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	0.3	0.4
Weighted-average shares of common stock outstanding – Diluted	74.3	78.8

(1)	Weighted-average shares of common stock outstanding is net of treasury stock.

	March 30,	April 1,
(In millions)	2012	2011
Anti-dilutive equity awards not included above	1.1	0.3

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

Costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.

Accounts receivable and Unbilled Accounts Receivable include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our Unbilled Accounts Receivable includes amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of March 30, 2012 and December 30, 2011, we had receivables with contractual terms in excess of one year of $276.9 million and $257.0 million, respectively.

The following table summarizes the components of our accounts receivable and Unbilled Accounts Receivable with the U.S. federal government and with other customers as of March 30, 2012 and December 30, 2011:

	March 30,	December 30,
(In millions)	2012	2011
Accounts receivable:
U.S. federal government	$383.8	$391.2
Others	707.4	723.5
Total accounts receivable	$1,091.2	$1,114.7
Unbilled Accounts Receivable:
U.S. federal government	$811.2	$758.9
Others	604.4	558.2
Total costs and accrued earnings in excess of billings on contracts	$1,415.6	$1,317.1

NOTE 5.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms; and

•	Management, operation and cleanup services, including commercial operations, decontamination, decommissioning, and waste management of a nuclear facility in the United Kingdom (“U.K.”).

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

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the three months ended March 30, 2012.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	March 30,	December 30,
(In millions)	2012	2011
Cash and cash equivalents	$77.1	$91.4
Net accounts receivable	345.1	313.3
Other current assets	1.4	1.5
Noncurrent assets	48.3	36.9
Total assets	$471.9	$443.1

Accounts and subcontractors payable	$172.9	$151.9
Billings in excess of costs and accrued earnings on contracts	20.2	35.2
Accrued expenses and other	30.7	30.6
Noncurrent liabilities	14.4	15.2
Total liabilities	238.2	232.9

Total URS equity	115.0	103.0
Noncontrolling interests	118.7	107.2
Total owners’ equity	233.7	210.2
Total liabilities and owners’ equity	$471.9	$443.1

Total revenues of the consolidated joint ventures were $359.5 million and $444.4 million for the three months ended March 30, 2012 and April 1, 2011, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Unconsolidated
(In millions)	VIEs
March 30, 2012
Current assets	$549.7
Noncurrent assets	$4.7
Current liabilities	$310.0
Noncurrent liabilities	$14.7

December 30, 2011
Current assets	$457.6
Noncurrent assets	$8.8
Current liabilities	$288.1
Noncurrent liabilities	$0.1

Three months ended March 30, 2012 (1)
Revenues	$363.9
Cost of revenues	$(299.9)
Income from continuing operations before tax	$64.0
Net income	$58.2

Three months ended April 1, 2011 (1)
Revenues	$355.9
Cost of revenues	$(279.6)
Income from continuing operations before tax	$76.3
Net income	$67.5

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $18.6 million and $11.9 million, respectively, of distributions from unconsolidated joint ventures for the three months ended March 30, 2012 and April 1, 2011.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 6.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	March 30,	December 30,
(In millions)	2012	2011
Computer software	$191.7	$186.3
Computer hardware	189.5	186.8
Leasehold improvements	113.4	109.0
Construction and mining equipment	98.1	95.3
Furniture and fixtures	91.1	91.5
Other equipment	80.3	78.5
Land and buildings	9.9	9.2
Construction in progress	0.4	0.2
	774.4	756.8
Accumulated depreciation and amortization	(503.5)	(487.4)
Property and equipment at cost, net (1)	$270.9	$269.4

(1)	The unamortized computer software costs were $60.3 million and $60.8 million, respectively, as of March 30, 2012 and December 30, 2011.

NOTE 7. ACQUISITION

Pending Flint Acquisition

On February 20, 2012, we entered into a definitive agreement to acquire all of the outstanding shares of Flint Energy Services Ltd. (“Flint”), a provider of construction services to the oil and gas industry, for C$25.0 per share in cash, or approximately C$1.25 billion (US$1.25 billion as of February 20, 2012).  We also will assume approximately C$175.0 million (US$175.0 million as of February 20, 2012) in outstanding face value of bonds and other additional indebtedness from Flint.  The fair value to be assigned to the bonds upon closing may be materially different than the current face value. Assuming completion of the acquisition, this transaction, which has been approved by our and Flint’s boards of directors, as well as Flint’s stockholders, will significantly expand our opportunities to serve clients in the oil and gas industry.  Flint has approximately 10,000 employees and a network of approximately 80 office locations in North America.

This acquisition will be implemented through a court-approved Plan of Arrangement under Canadian law and is subject to relevant regulatory approvals and other customary closing conditions.  Upon completion of the acquisition, Flint will operate as a new division of URS.  Assuming receipt of applicable regulatory approvals and satisfaction or waiver of all conditions to closing, we expect to close this transaction during the second quarter of 2012.

On March 15, 2012, we issued two Senior Notes with an aggregate principal amount of $1.0 billion.  We intend to use the net proceeds from the notes together with borrowings from our Senior Secured Credit Facility (“2011 Credit Facility”) to finance our acquisition of Flint.  See Note 8, “Indebtedness,” for more information regarding the notes.

Acquisition-Related Expenses

In connection with the acquisition of Flint, we recognized $5.6 million in “Acquisition-related expenses” for the three months ended March 30, 2012 on our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 8.  INDEBTEDNESS

Indebtedness consisted of the following:

	March 30,	December 30,
(In millions)	2012	2011
Bank term loan, net of debt issuance costs	$695.4	$695.1
3.85% Senior Notes (net of discount)	399.5	—
5.00% Senior Notes (net of discount)	599.4	—
Revolving line of credit	—	23.0
Obligations under capital leases	22.8	27.3
Notes payable, Loan Notes, and foreign credit lines	48.5	53.1
Total indebtedness	1,765.6	798.5
Less:
Current portion of long-term debt	62.4	61.5
Long-term debt	$1,703.2	$737.0

2011 Credit Facility

As of each of March 30, 2012 and December 30, 2011, the outstanding balance of the term loan under our 2011 Credit Facility was $700.0 million.  As of March 30, 2012 and December 30, 2011, the interest rates applicable to the term loan were 1.74% and 1.80%, respectively. Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of March 30, 2012.

Senior Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  As of March 30, 2012, the outstanding balance of the Senior Notes was $998.9 million, net of $1.1 million of discount.

Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2012.  The net proceeds of the Senior Notes are intended to be used for the pending acquisition of Flint.  If the pending acquisition is not consummated prior to September 6, 2012, we will be required to redeem the Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.  We may redeem the Senior Notes, in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount, plus a "make-whole" premium and accrued and unpaid interest as described in the indenture.  In addition, we may redeem all or a portion of the 5.00% Senior Notes at any time on or after the date that is three months prior to the maturity date of those Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed. We may also, at our option, redeem the Senior Notes, in whole, at 100% of the principal amount and accrued and unpaid interest upon the occurrence of certain events that result in an obligation to pay additional amounts as a result of certain specified changes in tax law described in the indenture.  Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of the purchase.  We are generally not limited under the indenture governing the Senior Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are wholly owned domestic obligors or wholly owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.

In connection with the sale of the Senior Notes, we entered into a registration rights agreement to file a registration statement with the SEC offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  We will use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC and complete the exchange offer no later than March 15, 2013; otherwise we may be required to pay additional interest to the holders of the Senior Notes.

We were in compliance with the covenants of our Senior Notes as of March 30, 2012.

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

As of March 30, 2012 and December 30, 2011, we had no outstanding debt balance and $23.0 million on our revolving line of credit, respectively.  As of March 30, 2012, we had issued $107.7 million of letters of credit, leaving $892.3 million available under our revolving credit facility.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit lines.  As of March 30, 2012 and December 30, 2011, we had outstanding amounts of $48.5 million and $53.1 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.29% and 4.04% as of March 30, 2012 and December 30, 2011, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of March 30, 2012 and December 30, 2011, we had $35.1 million and $33.7 million, respectively, in lines of credit available under all foreign facilities.  As of March 30, 2012 and December 30, 2011, the total outstanding debt balance of our foreign credit lines was $6.2 million and $10.5 million, respectively.

Capital Leases.  As of March 30, 2012 and December 30, 2011, we had obligations under our capital leases of approximately $22.8 million and $27.3 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 9. FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of March 30, 2012 and December 30, 2011, the estimated fair market value of the term loan under our 2011 Credit Facility was approximately $696.5 million and $697.4 million, respectively.  The carrying value of this term loan on our Condensed Consolidated Balance Sheets as of both March 30, 2012 and December 30, 2011 was $700.0 million, excluding unamortized issuance costs.  The fair value of our term loan was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.

Senior Notes

As of March 30, 2012, the estimated fair market value of the Senior Notes was approximately $989.2 million and the carrying value of these notes on our Condensed Consolidated Balance Sheets was $1.0 billion, excluding unamortized discount.  The fair value of the Senior Notes was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of the notes.

Derivative Instruments

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instruments is based on mark-to-model measurements that are interpolated from observable market data, including spot and forward rates, as of March 30, 2012 and for the duration of each derivative’s terms.

Foreign Currency Exchange Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we may purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.

In March 2012, we entered into five foreign currency forward contracts with an aggregate notional amount of C$1.25 billion (equivalent to US$1.25 billion as of March 30, 2012) with maturity windows ranging from March 7, 2012 to May 31, 2012.  The primary objective of the contracts was to manage our exposure to foreign currency transaction risk related to the funding of our pending acquisition of Flint in Canadian dollars.  We expect to close the pending acquisition, subject to the receipt of regulatory approval and satisfaction or waiver of customary closing conditions, during the second quarter of 2012.

As of March 30, 2012, the estimated fair market value of these foreign currency forward contracts was approximately $2.5 million. The fair value was measured using significant other observable inputs (Level 2) and based on mark-to-model measurements that are interpolated from observable market data, including spot and forward rates, as of March 30, 2012 and for the duration of each derivative’s terms.  The fair value of these contracts was recorded in “Other assets” on our Condensed Consolidated Balance Sheets.

For the three months ended March 30, 2012, we recorded a gain of $2.5 million on our foreign currency forward contracts in “General and administrative expenses” on our Condensed Consolidated Statements of Operations.  We expect to settle our foreign currency forward contracts during the second quarter of 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	March 30,	December 30,
(In millions)	2012	2011
Billings in excess of costs and accrued earnings on contracts	$178.7	$216.4
Project-related legal liabilities and other project-related reserves	33.2	38.0
Advance payments negotiated as a contract condition	18.3	24.6
Normal profit liabilities	10.4	12.7
Estimated losses on uncompleted contracts	10.0	19.1
Total	$250.6	$310.8

NOTE 11. EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.

The components of our net periodic pension costs relating to our defined benefit plans for the three months ended March 30, 2012 and April 1, 2011 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	March 30,	April 1,	March 30,	April 1,
(In millions)	2012	2011	2012	2011
Service cost	$2.0	$1.7	$0.1	$0.1
Interest cost	4.7	4.7	5.6	6.0
Expected return on plan assets	(4.4)	(4.1)	(5.5)	(5.6)
Amortization of:
Prior service costs	(0.7)	(0.8)	—	—
Net loss	2.4	1.8	—	—
Net periodic pension costs	$4.0	$3.3	$0.2	$0.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

During the three months ended March 30, 2012, we made cash contributions, including employer-directed benefit payments, of $9.0 million to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $23.4 million for the remainder of our 2012 fiscal year.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three months ended March 30, 2012 and April 1, 2011 were as follows:

	Three Months Ended
	March 30,	April 1,
(In millions)	2012	2011
Interest cost	$0.5	$0.5
Expected return on plan assets	(0.1)	(0.1)
Net periodic benefit costs	$0.4	$0.4

During the three months ended March 30, 2012, we made employer-directed benefit payments of $0.8 million to the post-retirement benefit plans.  We expect to make cash contributions, including estimated employer-directed benefit payments, of approximately $2.7 million for the remainder of our 2012 fiscal year.

NOTE 12. STOCKHOLDERS' EQUITY

Dividend Program

On February 24, 2012, our Board of Directors approved the initiation of a regular quarterly cash dividend program. The Board authorized an initial $0.20 per common share quarterly dividend, which was equal to $15.2 million in the aggregate with a record date of March 16, 2012 and a payment date of April 6, 2012.

On May 4, 2012, we declared a quarterly cash dividend of $0.20 per common share for the second quarter of 2012 to be paid on July 6, 2012 with a record date of June 15, 2012.    Future dividends are subject to approval by our Board of Directors or, pursuant to delegated authority, the Audit Committee of the Board.

Equity Incentive Plans

As of March 30, 2012, approximately 2.8 million shares had been issued as restricted stock awards and 0.2 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 2.0 million shares remained reserved for future grant under the 2008 Plan.

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three months ended March 30, 2012 and April 1, 2011:

	Three Months Ended
	March 30,	April 1,
(In millions, except average price paid per share)	2012	2011
Common stock repurchase shares	1.0	3.0
Average price paid per share	$40.00	$45.58
Common stock repurchase	$40.0	$136.7

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units and our employee stock purchase plan for the three months ended March 30, 2012 and April 1, 2011:

	Three Months Ended
	March 30,	April 1,
(In millions)	2012	2011
Stock-based compensation expense:
Restricted stock awards and units	$11.2	$11.9
Employee stock purchase plan	0.1	0.1
Stock-based compensation expense	$11.3	$12.0

Stock-based compensation expense included in:
Cost of revenues	$8.4	$8.8
General and administrative expense	2.9	3.2
Stock-based compensation expense	$11.3	$12.0

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

•
Energy & ConstructionDivision provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

These three segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 30, 2011.  The information disclosed in our condensed consolidated financial statements is based on the three segments that comprise our current organizational structure.

Prior to the beginning of our 2012 fiscal year, we used segment contribution to assess performance and make decisions concerning resource allocation.  Segment contribution was defined as total segment operating income minus noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expenses, amortization of some, but not all, intangible assets, goodwill impairment, and other miscellaneous unallocated expenses.  Segment operating income represents net income before reductions for income taxes, noncontrolling interests, and interest expense.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Effective at the beginning of our 2012 fiscal year, we adopted a new internal profit measurement referred to as “URS operating income,” defined as segment operating income after the reduction for pre-tax noncontrolling interests.  This new measurement method minimizes the reconciling items between internal profit measurement and GAAP operating income.  For comparative purposes, we made reclassifications to the prior year’s data to conform them to the current period’s presentation.

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

	Three Months Ended
	March 30,	April 1,
(In millions)	2012	2011
Revenues
Infrastructure & Environment	$964.2	$909.9
Federal Services (1)	717.1	581.1
Energy & Construction	725.7	866.4
Inter-segment, eliminations and other	(45.5)	(37.6)
Total revenues	$2,361.5	$2,319.8
Equity in income of unconsolidated joint ventures
Infrastructure & Environment	$0.8	$1.0
Federal Services	1.6	1.5
Energy & Construction	26.3	34.9
Total equity in income of unconsolidated joint ventures	$28.7	$37.4
URS operating income (2)
Infrastructure & Environment	$45.4	$56.9
Federal Services (1)	93.0	35.8
Energy & Construction	22.8	36.0
Corporate (3)	(23.1)	(22.4)
Total URS operating income	$138.1	$106.3
Operating income
Infrastructure & Environment	$45.9	$55.7
Federal Services (1)	93.0	35.8
Energy & Construction	48.1	63.0
Corporate (3)	(23.1)	(22.4)
Total operating income	$163.9	$132.1
Depreciation and amortization
Infrastructure & Environment	$14.4	$12.1
Federal Services (1)	9.6	5.3
Energy & Construction	11.7	13.9
Corporate	1.5	1.9
Total depreciation and amortization	$37.2	$33.2

(1)	The operating results of Apptis were included in the three months ended March 30, 2012, but not in the three months ended April 1, 2011, as we completed the acquisition in June 2011.

(2)	We are providing information regarding URS operating income by segment because management uses this information to assess performance and make decisions about resource allocation.

(3)	Corporate includes expenses related to corporate functions and acquisition-related expenses for our pending Flint acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Reconciliations of URS operating income by segment to segment operating income for the three months ended March 30, 2012 and April 1, 2011 are as follows:

	Three Months Ended March 30, 2012
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
URS operating income	$45.4	$93.0	$22.8	$(23.1)	$138.1
Noncontrolling interests	0.5	—	25.3	—	25.8
Operating income	$45.9	$93.0	$48.1	$(23.1)	$163.9

	Three Months Ended April 1, 2011
	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Corporate	Consolidated
URS operating income	$56.9	$35.8	$36.0	$(22.4)	$106.3
Noncontrolling interests	(1.2)	—	27.0	—	25.8
Operating income	$55.7	$35.8	$63.0	$(22.4)	$132.1

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	March 30,	December 30,
(In millions)	2012	2011
Infrastructure & Environment	$6.8	$6.3
Federal Services	3.5	5.1
Energy & Construction	118.8	96.3
Total investments in and advances to unconsolidated joint ventures	$129.1	$107.7

Infrastructure & Environment	$143.0	$140.5
Federal Services	43.6	46.2
Energy & Construction	61.1	61.8
Corporate	23.2	20.9
Total property and equipment, net of accumulated depreciation	$270.9	$269.4

Total assets by segment are as follows:

	March 30,	December 30,
(In millions)	2012	2011
Infrastructure & Environment	$2,302.8	$2,287.3
Federal Services	1,583.5	1,582.4
Energy & Construction (net of investments in subsidiaries)	2,655.6	2,611.9
Corporate (net of investments in subsidiaries)	1,265.5	381.0
Total assets	$7,807.4	$6,862.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Geographic Areas

Our revenues by geographic areas are shown below:

	Three Months Ended
	March 30,	April 1,
(In millions)	2012	2011
Revenues
United States	$2,070.2	$2,027.9
International	301.0	298.0
Eliminations	(9.7)	(6.1)
Total revenues	$2,361.5	$2,319.8

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

Our revenues from the U.S. Army and DOE by division for the three months ended March 30, 2012 and April 1, 2011 are presented below:

	Three Months Ended
	March 30,	April 1,
(In millions, except percentages)	2012	2011
The U.S. Army (1)
Infrastructure & Environment	$43.8	$38.6
Federal Services	373.1	305.8
Energy & Construction	24.9	60.9
Total U.S. Army	$441.8	$405.3

Revenues from the U.S. Army as a percentage of our consolidated revenues	19%	17%

DOE
Infrastructure & Environment	$1.1	$1.6
Federal Services	5.9	3.6
Energy & Construction	253.0	302.7
Total DOE	$260.0	$307.9

Revenues from DOE as a percentage of our consolidated revenues	11%	13%

Revenues from the federal market sector as a percentage of our consolidated revenues	50%	46%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, we and our affiliates are subject to various contractual disputes, governmental audits and investigations, and legal proceedings alleging, among other things, contractual, tortious or statutory breaches.  The final outcomes of these various matters cannot be predicted or estimated with certainty.  We are including information regarding the following significant matters:

•
USAID Egyptian Projects:  In March 2003, Washington Group International (“WGI”), a wholly owned subsidiary, was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, as well as common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of all amounts paid under the specified contracts of approximately $373.0 million.  WGI has denied any liability in the action and contested the federal government’s damage allegations and its entitlement to any recovery.  All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI filed motions in the Bankruptcy Court in Nevada and in the Idaho District Court to dismiss the federal government’s claim for failure to give appropriate notice or otherwise preserve those claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred.  The federal government appealed the Bankruptcy Court's order to the United States District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the Nevada District Court reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  WGI renewed its motion in Bankruptcy Court that all of the federal government’s claims are barred for failure to give appropriate notice or otherwise preserve those claims.  In November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and may not be further pursued.  On April 24, 2012, the Bankruptcy Court ruled that the federal government’s claims under the False Claims and Foreign Assistance Acts are not barred by the WGI bankruptcy.

WGI intends to continue to defend this matter vigorously; however, we cannot provide assurance that we will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Since September 2005, 59 personal injury, property damage and class action lawsuits have been filed in Louisiana State and federal court naming WGI Ohio as a defendant.  Other defendants include the U.S. Army Corps of Engineers, the Board for the Orleans Levee District, and its insurer, St. Paul Fire and Marine Insurance Company.  Over 1,450 hurricane-related cases, including the WGI Ohio cases, have been consolidated in the United States District Court for the Eastern District of Louisiana (“District Court”).  The plaintiffs claim that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees.  The plaintiffs are all residents and property owners who claim to have incurred damages arising out of the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.  The allegation against us is that the work we performed adjacent to the Industrial Canal damaged the levee and floodwall and caused and/or contributed to breaches and flooding.  The plaintiffs allege damages of $200.0 billion and demand attorneys’ fees and costs.  WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina.  WGI Ohio performed the work adjacent to the Industrial Canal as a contractor for the federal government and has pursued dismissal from the lawsuits on a motion for summary judgment on the basis that government contractors are immune from liability.

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

•
Common Sulfur Project:  One of our wholly owned subsidiaries, WGI – Middle East, and its consortium partner contracted under a fixed-price arrangement to engineer, procure and construct a sulfur processing facility located in Qatar.  The sulfur processing facility gathers and processes sulfur produced by new liquid natural gas processing facilities.  During construction, the project experienced cost increases, schedule delays and higher than expected warranty costs.  The contract provided the customer the right to assess liquidated damages of approximately $25.0 million against the consortium if various project milestones were not met.

On August 23, 2010, the consortium settled pending change orders and claims with the project owner for $100.0 million and agreed that 40% of the settlement amount will be allocated to us.  Under the terms of the 2010 settlement, WGI – Middle East received a complete release for all delays and liquidated damages incurred up to the settlement date, and all consortium payments were received except for $7.2 million that the project owner withheld from the consortium pending resolution of post-settlement liquidated damage claims.  In March 2012, the consortium settled the post-settlement liquidated damage claims resulting in WGI – Middle East recovering $3.7 million of the $7.2 million previously withheld.  As of March 30, 2012, final acceptance of the project has been achieved and final start up and commissioning of the facility has been completed, subject to outstanding warranty items.

During the three months ended March 30, 2012, we recognized a gain of $3.1 million and our cumulative project loss was approximately $104.0 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

•
DOE Deactivation, Demolition, and Removal Project:  WGI Ohio executed a cost-reimbursable task order with the DOE in 2007 to provide deactivation, demolition and removal services at a New York State project site that during 2010 experienced contamination and performance issues.  In September 2011, WGI Ohio voluntarily paid a civil penalty related to a project site contamination incident.  In addition, WGI Ohio and the DOE executed a Task Order Modification in February 2011 that changed some cost-reimbursable contract provisions to at-risk.  The Task Order Modification requires the DOE to pay all project costs up to $105.0 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $105.0 to $145.0 million, and requires WGI Ohio to pay all project costs exceeding $145.0 million.

Through March 30, 2012, WGI Ohio has incurred total project costs of $160.5 million and has recorded cumulative project losses of $14.7 million, including a charge of $0.7 million in the three months ended March 30, 2012. Due to unanticipated requirements and permitting delays by federal and state agencies, as well as hurricane-caused delays and related ground stabilization activities, WGI Ohio is required to perform work outside the scope of the Task Order Modification.  Based on changes and delays to date, requests for equitable adjustment (“REA”) amounting to $47.1 million and a proposal related to the hurricane-caused impacts in the amount of $37.5 million have been submitted to the DOE for approval.  Additional REAs of at least $12.6 million are expected to be submitted.  The final project completion costs are not currently estimable due to continuing delays in permitting and approval of a final project plan. WGI Ohio can give no assurance that it will not be obligated to pay some or all of the REAs, hurricane-caused impacts, and additional project completion costs, which would negatively impact our future results of operations.

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by one of our wholly owned subsidiaries, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  On November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce asserting claims up to $52.6 million. Washington Group Bolivia has brought a $55.7 million counterclaim against the mine owner asserting claims of wrongful termination and lost productivity.

Washington Group Bolivia intends to continue to defend this matter vigorously; however, we cannot provide assurance that we will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

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

Guarantee Obligations and Commitments

As of March 30, 2012, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $0.9 million as of March 30, 2012.

We have guaranteed several of our foreign credit facilities and bank guarantee lines.  The aggregate amount of these guarantees was $66.9 million as of March 30, 2012.

As of March 30, 2012, we had $37.1 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page H55; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011, which was previously filed with the Securities and Exchange Commission (“SEC”).

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  We have more than 46,000 employees in a global network of offices and contract-specific job sites in nearly 50 countries.

Our strategy is to maintain a balanced portfolio of diversified businesses that serve a variety of markets worldwide.  We believe that this strategy helps to mitigate our exposure to industrial, technological, environmental, financial, economic and political risks that may affect a particular market or geographic region.  Our growth strategy involves both organic growth as well as expansion through acquisitions of other companies that complement or enhance our technical capabilities or enable us to address new markets or geographic regions.

Reporting Segments

We operate through three reporting segments:  our Infrastructure & Environment Division, Federal Services Division and Energy & Construction Division.  These segments were generally created, and have evolved consistent with our growth strategy, based on the management structure of the businesses and the integration of similarly acquired operating companies that address similar markets or provide similar services.

Market Sectors

The table below summarizes the primary market sectors served by our three divisions for the three months ended March 30, 2012.

Historically, we have included revenues from the oil & gas market sector as part of our presentation of revenues from the industrial & commercial market sector.  Effective at the beginning of our 2012 fiscal year, we revised our presentation to show our revenues from the oil & gas market sector separately.   In addition, we have changed the name of our “industrial and commercial” market sector to “industrial” market sector.  This new presentation has been implemented in anticipation of the inclusion of a new business from the pending acquisition of Flint Energy Services Ltd. (“Flint”), which we expect to close in the second quarter of 2012.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

Market Sector	Division
	Infrastructure & Environment	Federal Services	Energy & Construction
Federal	✓	✓	✓
Infrastructure	✓	—	✓
Oil & Gas	✓	—	✓
Power	✓	—	✓
Industrial	✓	—	✓

✓	a primary market sector for the division.
—	not a primary market sector for the division.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended March 30, 2012

Consolidated revenues for the three months ended March 30, 2012 were $2.4 billion, an increase of $41.7 million, or 1.8%, compared to revenues for the three months ended April 1, 2011.  The increase was primarily due to the recognition of $86.1 million in performance-based incentive fees from our work managing chemical demilitarization programs in the U.S. In addition, Apptis Holdings, Inc. (“Apptis”), which we acquired in June 2011, generated $59.7 million in revenues for the three months ended March 30, 2012.  These increases were partially offset by the wind down and completion of various projects.  During the quarter, revenues increased from our work in the federal market sector, while we experienced a decline in revenues from our work in the infrastructure and power market sectors.  Revenues in the oil & gas and industrial market sectors were relatively flat compared to the same period last year.

Net income attributable to URS increased 28.3% from $62.1 million for the three months ended April 1, 2011 to $79.7 million for the three months ended March 30, 2012.  The increase in net income was primarily due to the recognition of performance-based incentive fees from our work managing chemical demilitarization programs in the U.S.  This increase was partially offset by the wind down of projects and a decrease in equity in income of unconsolidated joint ventures.

Cash Flows and Debt

For the three months ended March 30, 2012, we used $16.4 million in net cash from operations.  Cash flows from operations decreased by $127.3 million for the three months ended March 30, 2012 compared with the same period in 2011.  This decrease was primarily due to the timing of: billings and collections from clients on accounts receivables, advance project payments from clients, 401(k) payments and project performance payments, partially offset by a decrease in income tax payments.

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  We intend to use the net proceeds from the notes together with borrowings from our Senior Secured Credit Facility (“2011 Credit Facility”) to finance our pending acquisition of Flint.

In addition, we had cash outflows of $40.0 million related to repurchases of our common stock for the three months ended March 30, 2012.

Book of Business

As of both March 30, 2012 and December 30, 2011, our total book of business was $27.0 billion.  Please see Book of Business on page 34 for more information.

Business Trends

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

Federal

We expect revenues from our federal market sector will remain steady during our 2012 fiscal year compared to our 2011 fiscal year.  In the year ahead, we expect to benefit from a number of large, long-term contracts with the Department of Energy (“DOE”) and the United Kingdom’s Nuclear Decommissioning Authority (“NDA”), involving the provision of environmental management and nuclear decommissioning services.  Because this work typically supports federally mandated programs, we believe that funding sources are relatively secure.

Within the Department of Defense (“DOD”), we also see opportunities arising from the diversity of our federal business, as well as the large, and growing, number of indefinite delivery contracts (“IDCs”) we hold with the DOD.  These IDCs are increasingly being used by DOD agencies as the preferred method for procuring services.  Despite proposed reductions in DOD spending, we anticipate stable funding for many of the specialized technical services we provide.  These services include the management of chemical demilitarization programs, support of unmanned aerial vehicle programs, IT and cyber security services (as a result of our June 2011 acquisition of Apptis), and the repair and refurbishment of military aircraft and ground vehicles returning from combat activity in the Middle East.

Infrastructure

We expect revenues from our infrastructure market sector to grow slightly in our 2012 fiscal year compared to our 2011 fiscal year, based on high levels of procurement activity and the growth in our backlog of infrastructure work during our 2011 fiscal year.  We anticipate steady demand for the engineering and design services we provide, particularly for projects involving the expansion and modernization of highways, bridges and mass transit systems.  In addition, several states and municipalities are considering major infrastructure investments. For example, in Chicago, officials recently announced a $7 billion plan to improve rail systems, water/wastewater facilities and airports. In the United Kingdom, where we maintain a large presence, the government’s 2012-2013 budget includes stable funding for the transportation agencies we support.

Oil & Gas

We expect revenues from the oil & gas sector will remain steady during our 2012 fiscal year compared to our 2011 fiscal year.  Due to the recent increase in oil prices, many of our clients in the oil and gas industry are moving forward with capital expenditure programs.  As a result, we are beginning to provide preliminary engineering and design services for new and previously postponed projects.  We believe our ability to support the initial phases of these projects positions us well to capture larger assignments as they move into the engineering and construction phases.

In addition, we expect to complete our proposed acquisition of Flint, a provider of construction and maintenance services to clients in the North American oil and gas industry, in the second quarter of our 2012 fiscal year.  The acquisition of Flint will significantly expand our capabilities to serve clients in the oil and gas industry, most notably in oil, oil sands and gas producing regions of Western Canada and in the Southwest, Appalachian and Rocky Mountain regions of the U.S.

Power

We expect revenues from our power market sector to increase during our 2012 fiscal year compared to our 2011 fiscal year, based on increased procurement activity and recent contract awards in a number of markets.  For example, we are seeing strong demand for our air quality control services, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  These retrofits help utilities comply with consent decrees and regulatory mandates, such as the Cross-State Air Pollution Rule and the Mercury and Air Toxics Standards recently issued by the Environmental Protection Agency.

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

Industrial

We expect revenues from our industrial market sector will remain steady during our 2012 fiscal year compared to our 2011 fiscal year, as a result of increased procurement activity in both the manufacturing and mining markets.  In the manufacturing market, we anticipate sustained demand for the facilities management services we provide, as clients continue to outsource these services to increase cost savings and maximize efficiency.  In the mining market, strong commodity prices for base metals and mineral resources, largely driven by demand from India and China, are creating new opportunities for our mining business, most notably in Australia.  In addition, we expect revenues will grow from the environmental and engineering work we perform for industrial clients under our long-term Master Service Agreements (“MSAs”).

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

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contracts we are awarded, particularly among clients in the federal sector.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  We are also experiencing an increase in the award of federal contracts based on a low-price, technically-acceptable criterion emphasizing price over qualitative factors, such as past performance, that may reduce our profit margins or our willingness to bid on future federal contracts.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.  Also, our government clients are increasingly using IDCs that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award contracts we receive are tending to include fewer base years and more option years.  These trends change the relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.

The Budget Control Act of 2011 could impose an estimated $1.2 trillion in automatic federal budget cuts, or sequestrations, beginning in fiscal year 2013 that would severely impact our defense and other federal services.

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

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations often differ significantly among our divisions.  As a result, the amount of revenues that will be realized beyond one year also varies from division to division.  As of December 30, 2011, we estimated that approximately 57% of our total backlog would not be realized within one year, based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate.

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

As of both March 30, 2012 and December 30, 2011, our total book of business was $27.0 billion.  The following tables summarize, by division, our book of business:

	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Total
As of March 30, 2012
Backlog	$3,189.1	$3,814.6	$7,126.6	$14,130.3
Option years	298.8	2,248.9	2,042.5	4,590.2
Indefinite delivery contracts	3,156.9	3,164.3	1,968.0	8,289.2
Total book of business	$6,644.8	$9,227.8	$11,137.1	$27,009.7

As of December 30, 2011
Backlog	$2,993.1	$4,141.8	$7,124.7	$14,259.6
Option years	316.6	2,370.1	2,026.2	4,712.9
Indefinite delivery contracts	2,806.5	3,304.0	1,948.0	8,058.5
Total book of business	$6,116.2	$9,815.9	$11,098.9	$27,031.0

	March 30,	December 30,
(In millions)	2012	2011
Backlog by market sector:
Federal	$7,896.0	$8,542.4
Infrastructure	3,169.8	3,011.0
Oil & Gas (1)	452.0	383.4
Power	1,622.3	1,623.8
Industrial (1)	990.2	699.0
Total backlog	$14,130.3	$14,259.6

(1)
Historically, we have included revenues from the oil & gas market sector as part of our presentation of revenues from the industrial & commercial market sector.  Effective at the beginning of our 2012 fiscal year, we revised our presentation to show our revenues from the oil & gas market sector separately.  In addition, we changed the name of our “industrial and commercial” market sector to the “industrial” market sector.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

Revenues by Market Sectors

	Three Months Ended
				Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Revenues by Market Sectors:
Federal	$1,173.3	$1,064.5	$108.8	10.2%
Infrastructure	438.0	500.1	(62.1)	(12.4%)
Oil & Gas (1)	163.2	163.5	(0.3)	(0.2%)
Power	292.0	300.3	(8.3)	(2.8%)
Industrial (1)	295.0	291.4	3.6	1.2%
Total revenues, net of eliminations	$2,361.5	$2,319.8	$41.7	1.8%

(1)
Historically, we have included revenues from the oil & gas market sector as part of our presentation of revenues from the industrial & commercial market sector.  Effective at the beginning of our 2012 fiscal year, we revised our presentation to show our revenues from the oil & gas market sector separately.  In addition, we changed the name of our “industrial and commercial” market sector to the “industrial” market sector.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

Consolidated Revenues by Market Sectors

Our consolidated revenues for the three months ended March 30, 2012 were $2.4 billion, an increase of $41.7 million, or 1.8%, compared with the three months ended April 1, 2011.   See the discussion of revenues by market sector below for more detail.

Federal

	Three Months Ended
				Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$179.3	$160.1	$19.2	12.0%
Federal Services	717.0	580.9	136.1	23.4%
Energy & Construction	277.0	323.5	(46.5)	(14.4%)
Federal Total	$1,173.3	$1,064.5	$108.8	10.2%

Consolidated revenues from our federal market sector for the three months ended March 30, 2012  increased compared with the three months ended April 1, 2011.  The increase in revenues in the federal sector was primarily the result of our strong performance on contracts with the U.S. Army to manage the destruction of the U.S. chemical weapons stockpile located at chemical agent disposal facilities, which resulted in the award of incentive fees for the early completion of project milestones.  These results also reflect the growth of our business in the federal IT market through the acquisition of Apptis, which we acquired on June 2, 2011.  For the quarter ended March 30, 2012, Apptis generated revenues of $59.7 million.  We also experienced growth in revenues from the services we provide to detect, secure and eliminate weapons of mass destruction at locations worldwide.

Although we experienced increased demand for work performed for the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment returning from military operations in the Middle East, and to design and build military facilities and upgrade related infrastructure, these increases were partially offset by a decline in revenues from the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  The decline in revenues from these activities was largely due to delays in the award of new contracts and task orders under existing contracts.  During the quarter, revenues also declined from the nuclear management services we provide to the DOE, due largely to the completion of cleanup and closure services at a former nuclear fuel reprocessing facility and lower construction activity associated with the decommissioning of a national laboratory.

Infrastructure

	Three Months Ended
				Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$384.3	$394.1	$(9.8)	(2.5%)
Federal Services	—	—	—	—
Energy & Construction	53.7	106.0	(52.3)	(49.3%)
Infrastructure Total	$438.0	$500.1	$(62.1)	(12.4%)

Consolidated revenues from our infrastructure market sector for the three months ended March 30, 2012 decreased compared with the three months ended April 1, 2011.  The decline in infrastructure revenues was primarily due to the completion of a levee construction project in New Orleans, which experienced higher levels of activity in the comparable period last year, as well as a project close-out and settlement agreement reached on a light rail project in the comparable period last year.  In addition, revenues declined from the services we provide to modernize and expand infrastructure, including surface and air transportation networks; water storage, conveyance and treatment systems; and many types of facilities.  Although we benefited from high levels of procurement activity and an increase in our backlog of infrastructure work during our 2011 fiscal year, we experienced a delay in notices to proceed during the quarter.  These declines were partially offset by the growth of our infrastructure business outside the U.S., most notably on projects in the U.K.

Oil & Gas

	Three Months Ended
				Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Oil & Gas Market Sector: (1)
Infrastructure & Environment	$124.7	$102.4	$22.3	21.8%
Federal Services	—	—	—	—
Energy & Construction	38.5	61.1	(22.6)	(37.0%)
Oil & Gas Total	$163.2	$163.5	$(0.3)	(0.2%)

(1)
Historically, we have included revenues from the oil & gas market sector as part of our presentation of revenues from the industrial & commercial market sector.  Effective at the beginning of our 2012 fiscal year, we revised our presentation to show our revenues from the oil & gas market sector separately.  In addition, we changed the name of our “industrial and commercial” market sector to the “industrial” market sector.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

Consolidated revenues from our oil & gas market sector for the three months ended March 30, 2012 decreased slightly compared with the three months ended April 1, 2011.  During the quarter, we continued to benefit from strong demand for the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term MSAs.  Revenues also increased due to high levels of activity on an assignment to construct a natural gas storage facility in Louisiana.  These increases were offset by a decline in revenues resulting from the completion of a construction project at an oil refinery in Illinois, which has not been replaced by a project of a similar size.

Power

	Three Months Ended
				Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$55.4	$52.8	$2.6	4.9%
Federal Services	—	—	—	—
Energy & Construction	236.6	247.5	(10.9)	(4.4%)
Power Total	$292.0	$300.3	$(8.3)	(2.8%)

Consolidated revenues from our power market sector for the three months ended March 30, 2012 decreased compared with the three months ended April 1, 2011.  During the first quarter of 2012, the modest decline in revenues was related to decreased activity on an air quality control project and a new generation construction project.  Revenues also decreased due to lower activity on a nuclear services project to repair a nuclear power plant containment.  Similar projects currently underway are in early engineering and construction stages, which are characterized by lower activity.  During the quarter, we continued to benefit from sustained demand for the engineering and construction services we provide to retrofit coal-fired power plants with clean air technologies to comply with emissions control mandates.  Revenues also increased from the compliance, permitting and remediation services we provide to power companies to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.  In addition, demand grew for the services we provide to upgrade and modernize transmission and distribution systems.

Industrial

	Three Months Ended
				Percentage
	March 30,	April 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Industrial Market Sector: (1)
Infrastructure & Environment	$183.5	$188.2	$(4.7)	(2.5%)
Federal Services	—	—	—	—
Energy & Construction	111.5	103.2	8.3	8.0%
Industrial Total	$295.0	$291.4	$3.6	1.2%

(1)
Historically, we have included revenues from the oil & gas market sector as part of our presentation of revenues from the industrial & commercial market sector.  Effective at the beginning of our 2012 fiscal year, we revised our presentation to show our revenues from the oil & gas market sector separately.  In addition, we changed the name of our “industrial and commercial” market sector to the “industrial” market sector.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

Consolidated revenues from our industrial market sector for the three months ended March 30, 2012 increased compared with the three months ended April 1, 2011.  During the quarter, revenues increased from an engineering and construction contract for a manufacturing facility.  In addition, we benefited from steady demand for facilities management services among our manufacturing clients.  By contrast, revenues declined from the environmental, engineering and construction services we provide to our mining clients, primarily as a result of the completion of a large-scale engineering and construction project in Australia, which has not been replaced by a comparable assignment.

RESULTS OF OPERATIONS

The Three Months Ended March 30, 2012 Compared with the Three Months Ended April 1, 2011

Consolidated

	Three Months Ended
				Percentage
	March 30,	April 1,	Increase	Increase
	2012	2011	(Decrease)	(Decrease)
(In millions, except percentages and per share amounts)		As Revised(1)
Revenues	$2,361.5	$2,319.8	$41.7	1.8%
Cost of revenues	(2,203.2)	(2,202.7)	0.5	0.0%
General and administrative expenses	(17.5)	(22.4)	(4.9)	(21.9%)
Acquisition-related expenses	(5.6)	—	5.6	N/M
Equity in income of unconsolidated joint ventures	28.7	37.4	(8.7)	(23.3%)
Operating income	163.9	132.1	31.8	24.1%
Interest expense	(9.8)	(5.2)	4.6	88.5%
Income before income taxes	154.1	126.9	27.2	21.4%
Income tax expense	(48.6)	(39.0)	9.6	24.6%
Net income including noncontrolling interests	105.5	87.9	17.6	20.0%
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(25.8)	(25.8)	—	—
Net income attributable to URS	$79.7	$62.1	$17.6	28.3%

Diluted earnings per share	$1.07	$0.79	$0.28	35.4%

N/M = Not meaningful

(1)
Prior year amounts have been revised to correct the calculation and previously reported presentation of income tax expense, net income including noncontrolling interests and noncontrolling interests in income of consolidated subsidiaries.  See Note 1, “Business, Basis of Presentation, and Accounting Policies” to our “Condensed Consolidated Financial Statements” included under Item 1 of this report for a more detailed discussion.

Revenues

	Infrastructure
	&	Federal	Energy &
(In millions, except percentages)	Environment	Services (1)	Construction	Eliminations	Total
Three months ended

March 30, 2012	$964.2	$717.1	$725.7	$(45.5)	$2,361.5
April 1, 2011	909.9	581.1	866.4	(37.6)	2,319.8
Increase (decrease)	54.3	136.0	(140.7)	7.9	41.7
Percentage increase (decrease)	6.0%	23.4%	(16.2%)	21.0%	1.8%

(1)	The operating results of Apptis were included in the three months ended March 30, 2012, but not in the three months ended April 1, 2011, as we completed the acquisition in June 2011.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues increased during the quarter ended March 30, 2012 compared to the quarter ended April 1, 2011. The increase was primarily due to strong demand during the quarter for the environmental and engineering work we perform under MSAs for multinational corporations, particularly among our clients in the oil and gas industry.  Revenues also increased from the compliance, permitting and remediation services we provide to power companies to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.  In addition, we experienced increased activity on projects for the DOD, involving the design and construction of military facilities and the upgrade of related infrastructure, as well as from our work for the Federal Emergency Management Agency providing disaster response and recovery services following natural disasters.

By contrast, revenues declined from the services we provide to modernize and expand infrastructure, including surface and air transportation networks; water storage, conveyance and treatment systems; and other facilities.  Although we benefited from high levels of procurement activity and an increase in our backlog of infrastructure work during our 2011 fiscal year, we experienced a delay in notices to proceed during the quarter.  These declines were partially offset by the growth of our infrastructure business outside the U.S., most notably on projects in the U.K.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues increased during the quarter ended March 30, 2012 compared to the quarter ended April 1, 2011. The increase was primarily due to the recognition of $86.1 million in performance-based incentive fees from our work managing chemical demilitarization programs in the U.S, as well as revenues associated with new awards of operations and installations management support contracts.  We also benefitted from strong demand for the services we provide to maintain and repair military vehicles and aircraft. In addition, revenues increased from the growth of our federal IT services business as a result of the acquisition of Apptis, which generated $59.7 million in revenues for the three months ended March 30, 2012.  These increases were partially offset by a decrease in revenues from the services we provide to modernize aging weapons systems and develop new systems.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues decreased during the quarter ended March 30, 2012 compared to the quarter ended April 1, 2011.  The decrease was primarily due to the timing of the completion of projects, compared to the start-up of replacement projects.  Revenues earned during the engineering and early construction phases of a project tend to be lower than revenues earned during full construction.  During the three months ended April 1, 2011, there were more projects in full construction compared to the first quarter of 2012. As a result, revenues for the three months ended March 30, 2012 were relatively lower than for the first quarter of 2011.

Cost of Revenues

	Infrastructure
	&	Federal	Energy &
(In millions, except percentages)	Environment	Services (1)	Construction	Eliminations	Total
Three months ended

March 30, 2012	$(919.1)	$(625.7)	$(703.9)	$45.5	$(2,203.2)
April 1, 2011	(855.2)	(546.8)	(838.3)	37.6	(2,202.7)
Increase (decrease)	63.9	78.9	(134.4)	7.9	0.5
Percentage increase (decrease)	7.5%	14.4%	(16.0%)	21.0%	0.0%

(1)	The operating results of Apptis were included in the three months ended March 30, 2012, but not in the three months ended April 1, 2011, as we completed the acquisition in June 2011.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, were flat for the three months ended March 30, 2012 compared with the three months ended April 1, 2011.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.  For the first quarter of fiscal 2012, our revenues from the Federal Services Division increased faster than cost of revenues, primarily due to the recognition of project performance-based incentive fees on various projects.  For the first quarter of fiscal 2012, our Infrastructure & Environment Division’s cost of revenues increased faster than revenues due primarily to the higher use of subcontractors. Consolidated cost of revenues as a percent of revenues decreased from 95.0% for the three months ended April 1, 2011 to 93.3% for the three months ended March 30, 2012.  See “Operating Income” for further discussion.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended March 30, 2012 decreased by 21.9% compared with the three months ended April 1, 2011.  Consolidated G&A expenses as a percent of revenues was 0.7% for the three months ended March 30, 2012 compared to 1.0% for the three months ended April 1, 2011.  The decrease was primarily caused by decreases in employee incentive expenses and a gain of $2.5 million recognized on foreign currency forward contracts during the first quarter of 2012.  We entered into these contracts to hedge our exposure to foreign currency transaction risk related to the funding in Canadian dollars of our pending acquisition of Flint.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the three months ended March 30, 2012 were $5.6 million.  These expenses consisted of expenses related to our pending acquisition of Flint, which included legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisition.

Equity in Income of Unconsolidated Joint Ventures

	Infrastructure
	&	Federal	Energy &
	Environment	Services	Construction	Total
(In millions, except percentages)
Three months ended

March 30, 2012	$0.8	$1.6	$26.3	$28.7
April 1, 2011	1.0	1.5	34.9	37.4
Increase (decrease)	(0.2)	0.1	(8.6)	(8.7)
Percentage increase (decrease)	(20.0%)	6.7%	(24.6%)	(23.3%)

Our consolidated equity in income of unconsolidated joint ventures for the three months ended March 30, 2012 decreased compared with the three months ended April 1, 2011.  The variances for the three-month period comparisons were primarily attributable to an $8.8 million decrease in earnings from nuclear management, operations and cleanup projects in the U.K. and a $4.1 million decrease due to lower activity at a DOE nuclear cleanup project performed by the Energy & Construction Division, which was partially offset by a $3.7 million impact related to a prior comparative period loss compared to a current period settlement of $2.7 million on a highway construction project performed by the Energy & Construction Division.

Operating Income

	Infrastructure
	&	Federal	Energy &
(In millions, except percentages)	Environment	Services (1)	Construction	Corporate	Total
Three months ended

March 30, 2012	$45.9	$93.0	$48.1	$(23.1)	$163.9
April 1, 2011	55.7	35.8	63.0	(22.4)	132.1
Increase (decrease)	(9.8)	57.2	(14.9)	0.7	31.8
Percentage increase (decrease)	(17.6%)	159.8%	(23.7%)	3.1%	24.1%

(1)	The operating results of Apptis were included in the three months ended March 30, 2012, but not in the three months ended April 1, 2011, as we completed the acquisition in June 2011.

As a percentage of revenues, operating income for the three months ended March 30, 2012 was 6.9% compared to 5.7% for the three months ended April 1, 2011.  The increase in operating income was primarily due to the recognition of performance-based incentive fees from work performed by our Federal Services Division managing chemical demilitarization programs in the U.S.  This increase was partially offset by the wind down of projects and a decrease in equity in income of unconsolidated joint ventures described above.   See the detailed discussion in operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income as a percentage of revenues was 4.8% for the three months ended March 30, 2012 compared to 6.1% for the three months ended April 1, 2011.  The decrease in operating income was caused by the higher use of subcontractors, which provides lower profit margins than activities performed directly by our employees; a legal settlement in Australia; higher administrative, benefit and severance costs; and increased amortization on an acquired trade name due to the shortening of its estimated useful life.  Overhead costs as a percentage of revenues, decreased from 33.4% for the three months ended April 1, 2011 to 33.2% for the three months ended March 30, 2012.

The Federal Service Division’s Operating Income

Operating income as a percentage of revenues was 13.0% for the three months ended March 30, 2012 compared to 6.2% for the three months ended April 1, 2011.  The increase in operating income was primarily due to the recognition of $63.0 million, net of amounts payable to employees, in performance-based incentive fees from our work managing chemical demilitarization programs in the U.S.  This increase was partially offset by delayed awards of new task orders under existing contracts.

The Energy & Construction Division’s Operating Income

Operating income as a percentage of revenues was 6.6% for the three months ended March 30, 2012 compared to 7.3% for the three months ended April 1, 2011.  The decrease in operating income was primarily due to a decrease of $8.8 million in earnings during the current quarter related to nuclear management, operations and cleanup projects in the U.K., as well as relatively higher earnings in the comparative period of 2011 resulting from the recognition of $12.7 million in target cost savings from an air quality control services project and receipt of a $5.0 million global settlement on a light rail project. These decreases in the current period was partially offset by an increase of $11.6 million, consisting of a $3.1 million current period insurance recovery as compared to a prior period loss of $8.5 million, on a common sulfur project.

Interest Expense

Our consolidated interest expense for the three months ended March 30, 2012 increased by $4.6 million or 88.5% compared with the three months ended April 1, 2011.  This increase was primarily due to financing fees of $2.9 million incurred on a senior unsecured bridge facility, which we entered into in connection with our pending acquisition of Flint, and interest expense of $1.7 million incurred on the Senior Notes we issued during the first quarter of fiscal 2012.

Income Tax Expense

Our effective income tax rates for the three months ended March 30, 2012 increased to 31.5% from 30.7% for the three months ended April 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	March 30,	April 1,
(In millions)	2012	2011
Cash flows from operating activities	$(16.4)	$110.9
Cash flows from investing activities	(10.6)	(19.9)
Cash flows from financing activities	900.5	(177.2)

Overview

Our primary sources of liquidity are collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings from our Senior Notes, term loan, and lines of credit.  Our primary uses of cash are to fund working capital, income tax payments, and capital expenditures; to service our debt; to pay dividends; to repurchase our common stock; and to make distributions to the noncontrolling interests in our consolidated joint ventures.

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

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At March 30, 2012 and December 30, 2011, restricted cash was $19.3 million and $21.0 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  At March 30, 2012 and December 30, 2011, cash and cash equivalents included $77.1 million and $91.4 million, respectively, of cash held by our consolidated joint ventures, which is available only to fund activities and obligations related to the joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) represent our primary sources of cash inflows from operations.  Unbilled Accounts Receivable represents amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, Unbilled Accounts Receivable may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of March 30, 2012 and December 30, 2011, significant unapproved change orders and claims, which are included in Unbilled Accounts Receivable, collectively represented approximately 2% in each period of our gross accounts receivable and Unbilled Accounts Receivable.

Net Accounts Receivable, which is comprised of Accounts receivable and Unbilled Accounts Receivable, net of receivable allowances, at March 30, 2012 was $2.5 billion, an increase of $79.4 million, or 3.3% over the balance at December 30, 2011.  The increase was primarily the result of $40.5 million from accruals related to large performance-based incentive awards, $18.8 million from new project activity, and $5.1 million from project invoices returned for re-submittal to match the client’s billing format. The remaining difference relates to normal flows within the billing cycle.

All accounts receivable and Unbilled Accounts Receivable are evaluated on a regular basis to assess the risk of collectability and allowances are provided as deemed appropriate.  Based on the nature of our customer base, including U.S. federal, state and local governments and large reputable companies, and contracts, we have not historically experienced significant write-offs related to receivables and Unbilled Accounts Receivable.  The size of our allowance for uncollectible receivables as a percentage of the combined totals of our accounts receivable and Unbilled Accounts Receivable is indicative of our history of successfully billing and collecting from our clients.

As of March 30, 2012 and December 30, 2011, our receivable allowances represented 1.54% and 1.77%, respectively, of the combined total accounts receivable and Unbilled Accounts Receivable.  We believe that our allowance for doubtful accounts receivable as of March 30, 2012 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of March 30, 2012 and December 30, 2011 were $250.6 million and $310.8 million, respectively.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, to fund our pending acquisition of Flint, to pay income taxes, and to service our debt for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 14, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1 -  Item 1 of this report, which may adversely affect our liquidity and capital resources.

Pending Acquisition

On February 20, 2012, we entered into a definitive agreement to acquire all of the outstanding shares of Flint for C$25.0 per share in cash, or approximately C$1.25 billion (US$1.25 billion as of February 20, 2012).  We also will assume approximately C$175.0 million (US$175.0 million as of February 20, 2012) in outstanding face value of bonds and other additional indebtedness from Flint.  The fair value to be assigned to the bonds upon closing may be materially different than the current face value.  Assuming completion of the acquisition, Flint will operate as a new division of URS.  We expect to close this transaction during the second quarter of 2012.

On March 15, 2012, we issued two Senior Notes with an aggregate principal amount of $1.0 billion.  We intend to use the net proceeds from the notes together with borrowings from our 2011 Credit Facility to finance our pending acquisition of Flint.  See Note 8, “Indebtedness,” to our Condensed Consolidated Financial Statements included under Part 1 - Item 1 of this report, for more information regarding the Senior Notes.

Dividend Program

On February 24, 2012, our Board of Directors approved the initiation of a regular quarterly cash dividend program.  The Board authorized an initial $0.20 per common share quarterly dividend, which was equal to $15.2 million in the aggregate, with a record date of March 16, 2012 and a payment date of April 6, 2012.

On May 4, 2012, we declared a quarterly cash dividend of $0.20 per common share for the second quarter of 2012 to be paid on July 6, 2012 with a record date of June 15, 2012.  Future dividends are subject to approval by our Board of Directors, or pursuant to delegated authority, the Audit Committee of the Board.

Operating Activities

The decrease in cash flows from operating activities for the three months ended March 30, 2012, compared to the three months ended April 1, 2011, was primarily due to the timing of: billings and collections from clients on accounts receivables, advance project payments from clients, 401(k) payments, and project performance payments, partially offset by a decrease in income tax payments.

In 2011, we merged the Energy & Construction Division’s 401(k) plan into the company-wide 401(k) plan and the timing of employer contributions was shifted from a bi-weekly basis to an annual basis.  Prior to the merger of the plan, we generally made the employer contributions for the Energy & Construction Division’s 401(k) plan within the same fiscal year in which the benefits were earned.  Under the merged plan, we expect to pay the contributions in the first quarter after the fiscal year ends.  Due to the difference in timing of contributions made, we paid $37.5 million more in contributions during the first quarter of 2012 compared to the same period last year.  If the plans were not merged, the majority of these contributions would have been made in 2011.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 79 days as of December 30, 2011 to 85 days as of March 30, 2012.  The increase was primarily due to the timing of billings and payments from clients on our accounts receivable.

Investing Activities

Cash flows used for investing activities of $10.6 million during the three months ended March 30, 2012 consisted of the following significant activities:

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $17.8 million; and

•	disbursements related to advances to unconsolidated joint ventures of $4.0 million.

These cash flows were partially offset by:

•	proceeds from disposal of property and equipment of $9.5 million mainly resulting from the residual payment received on the close out and settlement of mining projects in Jamaica.

Cash flows used for investing activities of $19.9 million during the three months ended April 1, 2011 consisted of the following significant activities:

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $11.0 million; and

•	disbursements related to advances to unconsolidated joint ventures of $7.2 million.

For the remainder of fiscal year 2012, we expect to incur approximately $57 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows generated from financing activities of $900.5 million during the three months ended March 30, 2012 consisted of the following significant activities:

•	proceeds of our Senior Notes, net of debt discount and issuance costs, of $990.2 million.

These cash flows were partially offset by:

•	net payments on our revolving line of credit of $23.6 million;

•	repurchases of our common stock of $40.0 million; and

•	distributions to noncontrolling interests of consolidated joint ventures of $15.5 million.

Cash flows used for financing activities of $177.2 million during the three months ended April 1, 2011 consisted of the following significant activities:

•	repurchases of our common stock of $136.7 million;

•	net change in overdrafts of $18.6 million; and

•	distributions to noncontrolling interests of consolidated joint ventures of $15.6 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of March 30, 2012:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of March 30, 2012:
2011 Credit Facility (1)	$700.0	$17.5	$105.0	$577.5	$—	$—
3.85% Senior Notes (2)	400.0	—	—	—	400.0	—
5.00% Senior Notes (2)	600.0	—	—	—	600.0	—
Capital lease obligations (1)	22.8	10.1	9.1	3.6	—	—
Notes payable, foreign credit lines and other indebtedness	48.5	35.9	9.9	2.7	—	—
Total debt	1,771.3	63.5	124.0	583.8	1,000.0	—
Operating lease obligations (3)	716.5	158.6	238.5	139.5	179.9	—
Pension and other retirement plans funding requirements (4)	500.7	70.2	86.1	89.4	255.0	—
Interest (5)	463.1	38.9	128.0	123.5	172.7	—
Dividends payable (6)	15.2	14.9	0.3	—	—	—
Purchase obligations (7)	13.3	8.1	5.2	—	—	—
Asset retirement obligations (8)	13.5	0.3	4.2	0.6	8.4	—
Other contractual obligations (9)	27.0	11.7	—	—	—	15.3
Total contractual obligations	$3,520.6	$366.2	$586.3	$936.8	$1,616.0	$15.3

(1)
Amounts shown exclude unamortized debt issuance costs of $4.6 million for our Senior Secured Credit Facility (“2011 Credit Facility”).  For capital lease obligations, amounts shown exclude interest of $1.7 million.

(2)
Amounts shown exclude unamortized discount for the Senior Notes of $1.1 million.  The net proceeds of the Senior Notes are intended to be used for the pending acquisition of Flint.  If the pending acquisition is not consummated prior to September 6, 2012, we will be required to redeem the Senior Notes.  See further discussion in the “Senior Notes” section below.

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

(6)
On February 24, 2012, our Board of Directors authorized a dividend payment of $0.20 per share with a record date of March 16, 2012 and a payment date of April 6, 2012.  Dividends for unvested restricted stock awards and units will be paid upon vesting.  Future dividends are subject to approval by our Board of Directors or, pursuant to delegated authority, the Audit Committee of the Board.

(7)	Purchase obligations consist primarily of software maintenance contracts.

(8)	Asset retirement obligations represent the estimated costs of removing and restoring our leased properties to the original condition pursuant to our real estate lease agreements.

(9)
Other contractual obligations include net liabilities for anticipated settlements and interest under our tax liabilities, accrued benefit for our executives pursuant to their employment agreements, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under “Other contractual obligations” above.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our 2011 Credit Facility and our international credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the 2011 Credit Facility or international credit facilities, we would be unable to issue or renew standby letters of credit and bank guarantees, which would impair our ability to maintain normal operations.  As of March 30, 2012, we had $107.7 million in standby letters of credit outstanding under our 2011 Credit Facility and $37.1 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $0.9 million as of March 30, 2012.

•	We have guaranteed several of our foreign credit facilities and bank guarantee lines. The aggregate amount of these guarantees was $66.9 millionas of March 30, 2012.

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

2011 Credit Facility

As of both March 30, 2012 and December 30, 2011, the outstanding balance of the term loan under our 2011 Credit Facility was $700.0 million. As of March 30, 2012 and December 30, 2011, the interest rates applicable to the term loan were 1.74% and 1.80%, respectively. Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

As of March 30, 2012, our consolidated leverage ratio was 2.5, which did not exceed the permitted consolidated leverage ratio of 3.0, and our consolidated interest coverage ratio was 32.4, which exceeded the minimum required consolidated interest coverage ratio of 3.0. We were in compliance with the covenants of our 2011 Credit Facility as of March 30, 2012.

Senior Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  As of March 30, 2012, the outstanding balance of the Senior Notes was $998.9 million, net of $1.1 million of discount.

Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2012.  The net proceeds of the Senior Notes are intended to be used for the pending acquisition of Flint.  If the pending acquisition is not consummated prior to September 6, 2012, we will be required to redeem the Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.  We may, redeem the notes, in whole or in part at any time and from time to time, at a price equal to 100% of the principal amount, plus a "make-whole" premium and accrued and unpaid interest as described in the indenture.  In addition, we may redeem all or a portion of the 5.00% Senior Notes at any time on or after the date that is three months prior to the maturity date of those Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.  We may also, at our option, redeem the Senior Notes, in whole, at 100% of the principal amount and accrued and unpaid interest upon the occurrence of certain events that result in an obligation to pay additional amounts as a result of certain specified changes in tax law described in the indenture.  Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of the purchase.  We are generally not limited under the indenture governing the Senior Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are wholly owned domestic obligors or wholly owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the "Guarantors").  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.

In connection with the sale of the Senior Notes, we entered into a registration rights agreement to file a registration statement with the SEC offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  We will use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC and complete the exchange offer by no later than March 15, 2013; otherwise we may be required to pay additional interest to the holders of the Senior Notes.

We were in compliance with the covenants of our Senior Notes as of March 30, 2012.

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

As of March 30, 2012 and December 30, 2011, we had no outstanding debt balance and $23.0 million on our revolving line of credit, respectively.  As of March 30, 2012, we had issued $107.7 million of letters of credit, leaving $892.3 million available under our revolving credit facility.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit lines.  As of March 30, 2012 and December 30, 2011, we had outstanding amounts of $48.5 million and $53.1 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.29% and 4.04% as of March 30, 2012 and December 30, 2011, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of March 30, 2012 and December 30, 2011, we had $35.1 million and $33.7 million, respectively, in lines of credit available under all foreign facilities.  As of March 30, 2012 and December 30, 2011, the total outstanding debt balance of our foreign credit lines was $6.2 million and $10.5 million, respectively.

Capital Leases.  As of March 30, 2012 and December 30, 2011, we had obligations under our capital leases of approximately $22.8 million and $27.3 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Operating Leases.  As of March 30, 2012 and December 30, 2011, we had obligations under our operating leases of approximately $716.5 million and $650.2 million, respectively, consisting primarily of real estate leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our condensed consolidated financial statements and related footnotes included in Item 1 of this report.  In preparing these financial statements, we have made our best estimates and judgments of certain amounts, after considering materiality.  Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties.  Consequently, actual results could differ from our estimates, and these differences could be material.

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K, for the year ended December 30, 2011.  There were no material changes to these critical accounting policies during the three months ended March 30, 2012.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 – “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  Based on the outstanding term loan of $700.0 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.2 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by the full 1% as our current variable index is 0.24%.  If our variable margin rate drops by 0.24%, it would lower our net-of-tax interest expense by approximately $1.0 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.  We recorded a foreign currency translation gain of $21.1 million and a foreign currency translation gain of $13.1 million in “Other comprehensive income” for the three months ended March 30, 2012 and April 1, 2011, respectively.

In March 2012, we entered into five foreign currency forward contracts with an aggregated notional amount of C$1.25 billion (equivalent to US$1.25 billion as of March 30, 2012) with maturity windows ranging from March 7, 2012 to May 31, 2012.  The primary objective of the contracts is to manage our exposure to foreign currency transaction risk related to the funding of our pending acquisition of Flint in Canadian dollars.  We expect to close the pending acquisition, subject to the receipt of regulatory approval and satisfaction or waiver of customary closing conditions, during the second quarter of 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part 1 – Item 1 of this report for a discussion of our legal proceedings, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In addition to our other disclosures set forth or incorporated by reference in this quarterly report on Form 10-Q, the following risk factors could also affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending.  If the economy remains weak or client spending declines further, then our revenues, profits and our financial condition may deteriorate.

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which has resulted and may continue to result in delays, curtailment or cancellation of proposed and existing projects.  Our clients have been affected by weak economic conditions caused by past declines in the global economy and constraints in the credit market.  As a result, some clients delayed, curtailed or cancelled proposed and existing projects and may continue to do so.  For example, as of March 30, 2012, our book of business was flat compared to the end of our 2011 fiscal year.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets, especially in light of the downgrade by Standard & Poor’s of U.S. sovereign debt.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

The Budget Control Act of 2011 could significantly reduce government spending for the services we provide.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted, which could impose an estimated $1.2 trillion in future federal spending cuts if budget deficit targets are not achieved.  If the federal government does not meet the Budget Control Act targets or does not otherwise delay or change this legislation, then automatic across-the-board budget cuts, or sequestrations, will be mandated across the federal budget in fiscal year 2013.  Any significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities, and significant personnel reductions, which could have a material adverse effect on our results of operation and financial condition.

Our failure to conduct due diligence effectively or our inability to integrate acquisitions successfully could impede us from realizing all of the benefits of the acquisition, which could severely weaken our results of operations.

Historically, we have used acquisitions as one way to expand our business.  For example, we have announced our proposed acquisition of Flint.  If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration.  Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could seriously harm our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

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

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge of $825.8 million for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.3 billion as of March 30, 2012.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of March 30, 2012, our book of business was estimated at approximately $27.0 billion, which included $14.1 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 50% of our total revenues for the three months ended March 30, 2012.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and Department of Defense (“DOD”) security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 14, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

A portion of our environmental business involves the planning, design, program management, construction and construction management, and operations and maintenance of pollution control systems and nuclear facilities, hazardous waste or Superfund sites and military bases.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), as amended, and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of cleanup could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Our past waste management practices and contract mining activities as well as our current and prior ownership of various properties may also expose us to such liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Revenues from our federal market sector represented 50% of our total revenues for the three months ended March 30, 2012.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has announced its intention to scale back outsourcing of some types of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  Legislation passed in August 2011 includes significant reductions in federal government spending over a ten-year period and could result in reductions in the funding proposed by the Administration for infrastructure, defense-related or other projects.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funding and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Revenues from our federal market sector represented 50% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 30% of our total revenues for the three months ended March 30, 2012.  In August 2011, legislation passed, which included significant reductions in federal government spending over a ten-year period.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the three months ended March 30, 2012, our equity in income of unconsolidated joint ventures amounted to $28.7 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

The federal government and some clients have increased the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our construction projects has experienced cost increases and schedule delays and we have recorded cumulative losses of approximately $104.0 million as of March 30, 2012.  If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability and volatility of our earnings as well as have a material adverse impact on our business and earnings.

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

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. engineering design firms accounted only for approximately 43% of the total top 500 U.S. design firm revenues in 2011.  The top 25 U.S. contractors accounted for approximately 48% of the top 400 U.S. contractors’ total revenues in 2010, as reported by the Engineering News-Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of December 30, 2011, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $299.2 million.  See Note 11, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.  This amount does not include any potential obligations we may owe under a multiemployer plan.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

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

As of March 30, 2012, the outstanding balance of the term loan under our 2011 Credit Facility was $700.0 million.  We had no outstanding balance under our revolving line of credit as of March 30, 2012.  Our next scheduled payment on our term loan of $8.8 million is due in December 2012.  In addition, in March 2012, we incurred $1.0 billion additional indebtedness through issuance of the Senior Notes in connection with the approximately $1.25 billion pending acquisition of Flint.  As part of the acquisition, we will also assume approximately $175.0 million in outstanding face value of bonds and other additional indebtedness from Flint.  The fair value to be assigned to the bonds upon closing may be materially different than the current face value.  This level of debt might:

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

As a multinational company, we derived 13% of our revenues from international operations for the three months ended March 30, 2012.  International business is subject to a variety of risks, including:

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

As of March 30, 2012, approximately 13% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or by any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our first quarter of 2012:

	(a) Total Number of Shares Purchased (1,2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
	(In millions, except average price paid per share)

December 31, 2011 – January 27, 2012	0.6	$37.84	0.6	4.4

January 28, 2012 – February 24, 2012	—	—	—	4.4

February 25, 2012 – March 30, 2012	0.4	43.52	0.4	4.0
Total	1.0		1.0

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
For fiscal years 2012, 2013 and 2014, the number of shares authorized for repurchase under the program are 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be purchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  For the three months ended March 30, 2012, we repurchased 1.0 million shares of our common stock. The repurchase program will expire at the end of our 2014 fiscal year.  The Board of Directors may modify, suspend, extend or terminate the program at any time.  As of March 30, 2012, we have approximately 4.0 million shares that may yet be purchased under the plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

		Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
2.1	Arrangement Agreement between URS Corporation and Flint Energy Services Ltd., dated as of February 20, 2012.	8-K	2.1	2/21/2012
3.01	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.02	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
4.01	Indenture, dated March 15, 2012, between the Issuers and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.02	First Supplemental Indenture, dated March 15, 2012, between the Issuers, the Guarantors and U.S. Bank National Association, including the form of the Issuers' 3.850% Senior Notes due 2017.	8-K	4.02	3/20/2012
4.03	Second Supplemental Indenture, dated March 15, 2012, between the Issuers, the Guarantors and U.S. Bank National Association, including the form of the Issuers' 5.000% Senior Notes due 2022.	8-K	4.03	3/20/2012
4.04	Registration Rights Agreement, dated as of March 15, 2012, among the Issuers, the Guarantors, Citibank Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.	8-K	4.04	3/20/2012
10.1 *	URS Corporation Restated Incentive Compensation Plan 2012 Plan Year Summary.	8-K	10.1	4/2/2012
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32 **	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS#	XBRL Instance Document.				X
101.SCH#	XBRL Taxonomy Extension Schema Document.				X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: May 8, 2012	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Exhibit No.	Description
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.