Form 10-Q
period 2012-06-29
URS CORP /NEW/
filed 2012-08-07
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012

Common Stock, $.01 par value	76,856,790

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; future backlog and book of business conversion and debookings; future income taxes; future stock-based compensation expenses; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments and capital expenditures; future changes in foreign currency; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; changes in our book of business; our compliance with government regulations; impairment of our goodwill; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in commodity prices; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; liquidated damages; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in our credit agreement; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 36, Risk Factors beginning on page 73, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	June 29, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$287.8	$436.0
Accounts receivable, including retentions of $91.3 and $67.5, respectively	1,451.3	1,114.7
Costs and accrued earnings in excess of billings on contracts	1,608.4	1,317.1
Less receivable allowances	(38.3)	(43.1)
Net accounts receivable	3,021.4	2,388.7
Deferred tax assets	59.1	63.0
Inventory	79.5	19.5
Other current assets	223.9	181.7
Total current assets	3,671.7	3,088.9
Investments in and advances to unconsolidated joint ventures	253.8	107.7
Property and equipment at cost, net	679.2	269.4
Intangible assets, net	737.2	522.0
Goodwill	3,241.5	2,773.0
Other assets	114.1	101.6
Total assets	$8,697.5	$6,862.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$86.5	$61.5
Accounts payable and subcontractors payable, including retentions of $41.0 and $39.6, respectively	782.3	659.1
Accrued salaries and employee benefits	519.6	527.0
Billings in excess of costs and accrued earnings on contracts	280.1	310.8
Other current liabilities	200.9	176.5
Total current liabilities	1,869.4	1,734.9
Long-term debt	2,230.6	737.0
Deferred tax liabilities	372.1	276.5
Self-insurance reserves	143.0	132.7
Pension and post-retirement benefit obligations	266.9	276.0
Other long-term liabilities	246.0	221.1
Total liabilities	5,128.0	3,378.2
Commitments and contingencies (Note 15)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 88.9 and 87.8 shares issued, respectively; and 76.8 and 76.7 shares outstanding, respectively	0.9	0.9
Treasury stock, 12.1 and 11.1 shares at cost, respectively	(494.9)	(454.9)
Additional paid-in capital	2,979.8	2,966.8
Accumulated other comprehensive loss	(122.0)	(110.8)
Retained earnings	1,077.9	975.2
Total URS stockholders’ equity	3,441.7	3,377.2
Noncontrolling interests	127.8	107.2
Total stockholders’ equity	3,569.5	3,484.4
Total liabilities and stockholders’ equity	$8,697.5	$6,862.6

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED6
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011
		As Revised		As Revised
Revenues	$2,690.7	$2,360.3	$5,052.2	$4,680.1
Cost of revenues	(2,527.5)	(2,228.3)	(4,730.7)	(4,431.1)
General and administrative expenses	(19.4)	(19.0)	(39.4)	(41.4)
Acquisition-related expenses (Note 7)	(11.3)	(1.0)	(16.9)	(1.0)
Equity in income of unconsolidated joint ventures	17.0	38.6	45.7	76.0
Operating income	149.5	150.6	310.9	282.6
Interest expense	(20.7)	(5.1)	(30.5)	(10.2)
Other expenses	(9.2)	—	(6.7)	—
Income before income taxes	119.6	145.5	273.7	272.4
Income tax expense	(40.5)	(45.5)	(89.1)	(84.5)
Net income including noncontrolling interests	79.1	100.0	184.6	187.9
Noncontrolling interests in income of consolidated subsidiaries	(25.5)	(33.2)	(51.3)	(59.0)
Net income attributable to URS	$53.6	$66.8	$133.3	$128.9

Earnings per share (Note 3):
Basic	$0.72	$0.87	$1.80	$1.66
Diluted	$0.72	$0.86	$1.79	$1.65
Weighted-average shares outstanding (Note 3):
Basic	74.2	77.2	74.1	77.8
Diluted	74.6	77.7	74.4	78.2

Cash dividends declared per share (Note 13)	$0.20	$—	$0.40	$—

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011
Comprehensive income:		As Revised		As Revised
Net income including noncontrolling interests	$79.1	$100.0	$184.6	$187.9
Pension and post-retirement related adjustments, net of tax	1.0	0.6	2.1	1.2
Foreign currency translation adjustments	(33.7)	5.6	(12.6)	18.7
Loss on derivative instruments, net of tax	—	—	(0.7)	—
Comprehensive income	46.4	106.2	173.4	207.8
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(25.5)	(33.2)	(51.3)	(59.0)
Comprehensive income attributable to URS	$20.9	$73.0	$122.1	$148.8

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
								As Revised
Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.2	—	—	6.1	—	—	6.1	—	6.1
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.3)	—	—	(14.3)	—	(14.3)
Stock-based compensation	0.9	—	—	22.4	—	—	22.4	—	22.4
Excess tax benefits from stock-based compensation	—	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustments	—	—	—	—	18.7	—	18.7	—	18.7
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.2	—	1.2	—	1.2
Repurchases of common stock	(3.0)	—	(136.7)	—	—	—	(136.7)	—	(136.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38.6)	(38.6)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	5.7	5.7
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Net income including noncontrolling interests	—	—	—	—	—	128.9	128.9	59.0	187.9
Balances, July 1, 2011	79.7	$0.9	$(348.8)	$2,939.3	$(17.0)	$1,569.9	$4,144.3	$110.6	$4,254.9

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  – UNAUDITED (continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$975.2	$3,377.2	$107.2	$3,484.4
Employee stock purchases and exercises of stock options	0.2	—	—	6.2	—	—	6.2	—	6.2
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Stock-based compensation	1.2	—	—	21.3	—	—	21.3	—	21.3
Foreign currency translation adjustments	—	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	2.1	—	2.1	—	2.1
Loss on derivative instruments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(30.6)	(30.6)	—	(30.6)
Noncontrolling interests from an acquisition	—	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(35.2)	(35.2)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	1.8	1.8
Net income including noncontrolling interests	—	—	—	—	—	133.3	133.3	51.3	184.6
Balances, June 29, 2012	76.8	$0.9	$(494.9)	$2,979.8	$(122.0)	$1,077.9	$3,441.7	$127.8	$3,569.5

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Six Months Ended
	June 29,	July 1,
	2012	2011
Cash flows from operating activities:		As Revised
Net income including noncontrolling interests	$184.6	$187.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	50.4	40.8
Amortization of intangible assets	42.6	28.2
Amortization of debt issuance costs and discount/premium	2.5	3.2
Foreign currency losses related to foreign currency derivatives and intercompany loans	6.7	—
Normal profit	(2.4)	3.4
Provision for doubtful accounts	—	6.6
Deferred income taxes	18.9	24.8
Stock-based compensation	21.3	22.4
Excess tax benefits from stock-based compensation	—	(0.8)
Equity in income of unconsolidated joint ventures	(45.7)	(76.0)
Dividends received from unconsolidated joint ventures	46.5	41.4
Changes in operating assets, liabilities and other, net of effects of business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(97.7)	23.3
Inventory	0.8	(6.5)
Other current assets	(13.0)	(6.7)
Advances to unconsolidated joint ventures	(1.1)	(3.8)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(170.3)	(42.8)
Billings in excess of costs and accrued earnings on contracts	(34.3)	19.2
Other long-term liabilities	(2.7)	(3.8)
Other assets	7.8	2.1
Total adjustments and changes	(169.7)	75.0
Net cash from operating activities	14.9	262.9
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(1,345.7)	(278.8)
Proceeds from disposal of property and equipment	13.0	2.2
Payments in settlement of foreign currency forward contracts	(1,260.6)	—
Receipts in settlement of foreign currency forward contracts	1,260.3	—
Investments in unconsolidated joint ventures	(2.0)	(12.0)
Changes in restricted cash	—	(0.3)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(49.0)	(31.3)
Net cash from investing activities	(1,384.0)	(320.2)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In millions)

	Six Months Ended
	June 29,	July 1,
	2012	2011
Cash flows from financing activities:		As Revised
Borrowings from long-term debt	998.9	—
Payments on long-term debt	(3.1)	(4.4)
Borrowings from revolving line of credit	560.0	100.0
Payments on revolving line of credit	(263.6)	(50.0)
Net payments under foreign lines of credit and short-term notes	(6.6)	5.8
Net change in overdrafts	30.8	32.3
Payments on capital lease obligations	(5.0)	(4.1)
Payments of debt issuance costs	(8.8)	—
Excess tax benefits from stock-based compensation	—	0.8
Proceeds from employee stock purchases and exercises of stock options	6.2	6.1
Distributions to noncontrolling interests	(35.2)	(38.6)
Contributions and advances from noncontrolling interests	2.2	6.1
Dividends paid	(14.9)	—
Repurchases of common stock	(40.0)	(136.7)
Net cash from financing activities	1,220.9	(82.7)
Net change in cash and cash equivalents	(148.2)	(140.0)
Cash and cash equivalents at beginning of period	436.0	573.8
Cash and cash equivalents at end of period	$287.8	$433.8

Supplemental information:
Interest paid	$18.3	$7.8
Taxes paid	$82.7	$92.6

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$10.5	$5.1
Cash dividends declared but not paid	$15.7	$—

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  Headquartered in San Francisco, we have more than 57,000 employees in a global network of offices and contract-specific job sites in nearly 50 countries.  We operate through four reporting segments:  the Infrastructure & Environment Division, the Federal Services Division, the Energy & Construction Division, and the Oil & Gas Division.  Our Oil & Gas Division is comprised of the former operations of Flint Energy Services Ltd. (“Flint”), which we acquired on May 14, 2012.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 30, 2011.  The results of operations for the three and six months ended June 29, 2012 are not indicative of the operating results for the full year or for future years.

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

The operating results of Flint from the acquisition date through June 29, 2012 are included in our condensed consolidated financial statements under the Oil & Gas Division.  See Note 7, “Acquisition,” for more information regarding this acquisition.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Revision of Previously Issued Financial Statements

During fiscal year 2011, we identified an error related to the calculation and presentation of income tax expense.  Historically, we included income tax expense related to the noncontrolling interests’ share of all of our consolidated joint ventures, including both taxable entities and entities that pass taxable income through to their partners (“pass-through entities”).  After further analysis, we concluded that income tax expense should not include amounts related to the noncontrolling interests’ share of consolidated joint ventures that are pass-through entities.  Our past treatment resulted in an overstatement of income tax expense with an identical offset to net income attributable to noncontrolling interests.  As a result, income tax expense was overstated and noncontrolling interests in income of consolidated subsidiaries was understated for the three and six months ended July 1, 2011 by $9.4 million and $14.4 million, respectively.  Our effective income tax rate for the three and six months ended July 1, 2011 was overstated by 6.4 percentage points and 5.3 percentage points, respectively.

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

Accordingly, the condensed consolidated financial statements for the three and six months ended July 1, 2011 have been revised to correct the immaterial errors described above.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

The effects of these revisions on the line items within our condensed consolidated financial statements and on the effective tax rates for the three and six months ended July 1, 2011 are as follows:

	Three Months Ended			Six Months Ended
	July 1, 2011			July 1, 2011
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
(In millions, except for percentages)
Condensed Consolidated Statements of Operations Data:
Income before income taxes	$145.5	$—	$145.5	$272.4	$—	$272.4
Income tax expense	(54.9)	9.4	(45.5)	(98.9)	14.4	(84.5)
Net income including noncontrolling interests	90.6	9.4	100.0	173.5	14.4	187.9
Noncontrolling interests in income of consolidated subsidiaries	(23.8)	(9.4)	(33.2)	(44.6)	(14.4)	(59.0)
Net income attributable to URS	$66.8	$—	$66.8	$128.9	$—	$128.9

Effective income tax rate	37.7%	6.4%	31.3%	36.3%	5.3%	31.0%

Condensed Consolidated Statements of Comprehensive Income Data:
Net income including noncontrolling interests	$90.6	$9.4	$100.0	$173.5	$14.4	$187.9
Comprehensive income	$96.8	$9.4	$106.2	$193.4	$14.4	$207.8
Noncontrolling interests in comprehensive income of consolidated subsidiaries	$(23.8)	$(9.4)	$(33.2)	$(44.6)	$(14.4)	$(59.0)

Condensed Consolidated Statements of Changes in Stockholders' Equity Data:
Distributions to noncontrolling interests				$(24.2)	$(14.4)	$(38.6)
Noncontrolling interests in comprehensive income of consolidated subsidiaries				$44.6	$14.4	$59.0

Condensed Consolidated Statements of Cash Flows Data:
Cash flows from operating activities:
Net income including noncontrolling interests				$173.5	$14.4	$187.9
Accounts payable, accrued salaries and employee benefits, and other current liabilities				$(30.0)	$(12.8)	$(42.8)
Other long-term liabilities				$(2.2)	$(1.6)	$(3.8)

Reclassifications

We made reclassifications to the prior years’ financial statements to conform them to the current period’s presentation.  These reclassifications have no effect on our consolidated net assets or net cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  As of both periods ended June 29, 2012 and December 30, 2011, our restricted cash balances were $21.0 million.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 5, “Joint Ventures.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Foreign Currency Translation

We determine the functional currency of our international operating entities based upon the currency of the primary environment in which they operate.  Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date.  Translation of revenue and expenses to U.S. dollars is based on the average rate during the period.  Foreign currency differences arising from translation is reported as a component of other comprehensive income (loss).  Foreign currency differences arising from transactions denominated in currencies other than the functional currency, such as selling services or purchasing materials, results in transaction gains or losses.  Such gains or losses on these foreign currency transactions are generally included in results of operations.

Foreign currency differences arising from the translation of intercompany loans from a foreign currency into the functional currency of an entity, which are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) are recorded in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets.  Foreign currency differences arising from the translation of other intercompany loans from a foreign currency into the functional currency of an entity are recorded in “Other expenses” on our Condensed Consolidated Statements of Operations.

Inventory

Inventory is stated at cost (first-in, first-out or average cost), but not in excess of net realizable value.  Net realizable value represents the estimated selling price for inventory less the estimated costs of completion and the estimated costs associated with the sale.  The cost of inventory includes expenditures incurred in acquiring the inventory, production or conversion costs, and other costs incurred in bringing the inventory items to their existing location and condition.  For manufactured inventory and work in progress, cost includes overhead allocated based on normal operating capacity.  A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

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

The following table summarizes the components of weighted-average shares of common stock outstanding for both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2012	2011	2012	2011

Weighted-average shares of common stock outstanding (1)	74.2	77.2	74.1	77.8
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	0.4	0.5	0.3	0.4
Weighted-average shares of common stock outstanding – Diluted	74.6	77.7	74.4	78.2

(1)	Weighted-average shares of common stock outstanding is net of treasury stock.

	June 29,	July 1,
(In millions)	2012	2011
Anti-dilutive equity awards not included above	0.7	0.3

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

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our Unbilled Accounts Receivable includes amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of June 29, 2012 and December 30, 2011, we had receivables with contractual terms in excess of one year of $353.6 million and $257.0 million, respectively.

The following table summarizes the components of our accounts receivable and Unbilled Accounts Receivable with the U.S. federal government and with other customers as of June 29, 2012 and December 30, 2011:

	June 29,	December 30,
(In millions)	2012	2011
Accounts receivable:
U.S. federal government	$398.4	$391.2
Others	1,052.9	723.5
Total accounts receivable	$1,451.3	$1,114.7
Unbilled Accounts Receivable:
U.S. federal government	$846.8	$758.9
Others	761.6	558.2
Total costs and accrued earnings in excess of billings on contracts	$1,608.4	$1,317.1

NOTE 5.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms;

•	Management, operation and cleanup services, including commercial operations, decontamination, decommissioning, and waste management of a nuclear facility in the United Kingdom (“U.K.”); and

•	Operations, maintenance, asset management and project management services to the Canadian energy sector.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the six months ended June 29, 2012.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	June 29,	December 30,
(In millions)	2012	2011
Cash and cash equivalents	$69.6	$91.4
Net accounts receivable	353.7	313.3
Other current assets	2.4	1.5
Noncurrent assets	40.5	36.9
Total assets	$466.2	$443.1

Accounts and subcontractors payable	$165.1	$151.9
Billings in excess of costs and accrued earnings on contracts	13.7	35.2
Accrued expenses and other	29.7	30.6
Noncurrent liabilities	20.6	15.2
Total liabilities	229.1	232.9

Total URS equity	109.3	103.0
Noncontrolling interests	127.8	107.2
Total owners’ equity	237.1	210.2
Total liabilities and owners’ equity	$466.2	$443.1

Total revenues of the consolidated joint ventures were $642.4 million and $426.5 million for the three months ended June 29, 2012 and July 1, 2011, respectively, and $1.0 billion and $870.9 million for the six months ended June 29, 2012 and July 1, 2011, respectively.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
June 29, 2012
Current assets	$648.0
Noncurrent assets	$20.7
Current liabilities	$412.8
Noncurrent liabilities	$8.1

December 30, 2011
Current assets	$457.6
Noncurrent assets	$8.8
Current liabilities	$288.1
Noncurrent liabilities	$0.1

Three months ended June 29, 2012 (1)
Revenues	$380.9
Cost of revenues	$(332.1)
Income from continuing operations before tax	$48.8
Net income	$46.0

Three months ended July 1, 2011 (1)
Revenues	$363.7
Cost of revenues	$(280.5)
Income from continuing operations before tax	$83.2
Net income	$79.5

Six months ended June 29, 2012 (1)
Revenues	$744.8
Cost of revenues	$(632.1)
Income from continuing operations before tax	$112.7
Net income	$104.1

Six months ended July 1, 2011 (1)
Revenues	$719.6
Cost of revenues	$(560.1)
Income from continuing operations before tax	$159.5
Net income	$146.9

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $27.9 million and $29.5 million, respectively, of distributions from unconsolidated joint ventures for the three months ended June 29, 2012 and July 1, 2011 and $46.5 million and $41.4 million, respectively, for the six months ended June 29, 2012 and July 1, 2011.

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

NOTE 6.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	June 29,	December 30,
(In millions)	2012	2011
Construction and mining equipment	$234.6	$95.3
Computer software	207.7	186.3
Computer hardware	197.8	186.8
Vehicles and automotive equipment	165.1	7.7
Leasehold improvements	120.2	109.0
Land and buildings	107.4	9.2
Furniture and fixtures	93.2	91.5
Other equipment	72.5	70.8
Construction in progress	6.8	0.2
	1,205.3	756.8
Accumulated depreciation and amortization	(526.1)	(487.4)
Property and equipment at cost, net (1)	$679.2	$269.4

(1)	The unamortized computer software costs were $71.2 million and $60.8 million, respectively, as of June 29, 2012 and December 30, 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 7.  ACQUISITION

Flint Acquisition

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint's debt prior to the closing of the transaction in exchange for a promissory note from Flint.  On the date of acquisition, Flint had outstanding Canadian senior notes with a face value of C$175.0 million (US$175.0 million), in addition to $31.6 million of other indebtedness.  Flint provides construction and maintenance services to clients in the oil and gas industry. This acquisition expands our presence in the oil and gas market sector, most notably in the North American unconventional oil and gas segments of this market.  Upon completion of the acquisition, Flint joined URS as our new Oil & Gas Division and had approximately 11,000 employees with a network of approximately 80 office locations in North America.  Our condensed consolidated financial statements include the operating results of Flint after the date of acquisition, which are included as the results of our Oil & Gas Division.

The following table presents a preliminary allocation of Flint’s identifiable assets acquired and liabilities assumed based on the estimates of their fair values as of the acquisition date.  These estimates are subject to revision, which may result in adjustments to the values presented below.  We expect to finalize these amounts within 12 months from the acquisition date.  We do not expect any adjustments to be material.

Preliminary allocation of purchase price:

(In millions)
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4
Trade and other receivables	544
Inventory	61
Other current assets	38
Investments in and advances to unconsolidated joint ventures	147
Property and equipment	420
Other assets	12
Identifiable intangible assets:
Customer relationships, contracts and backlog	159
Trade names	94
Other	13
Total amount allocated to identifiable intangible assets	266
Current liabilities	(267)
Net deferred tax liabilities	(84)
Long-term debt	(236)
Other long-term liabilities	(28)
Total identifiable net assets acquired	877
Goodwill	475
Total purchase price	$1,352

Intangible assets.  Intangible assets include customer relationships, contracts and backlog, trade name and other intangible assets associated with the Flint acquisition.  During the seven-week period from the acquisition date through June 29, 2012, we recorded $8.6 million of amortization of intangible assets.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Customer relationships represent existing contracts and the underlying customer relationships and backlog.  The estimated useful lives, ranging from one to 13 years, are amortized based on the period over which the economic benefits of the intangible assets are expected to be realized.

Trade names represent the fair values of the acquired trade names and trademarks.  The estimated useful lives of the trade names are 40 years.  Other intangible assets represent the fair values of the existing non-compete agreements, supply contract agreement, and patents, which have estimated useful lives ranging from one to seven years.  We amortize the fair values using the straight-line method over their estimated useful lives.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.  The factors that contributed to the recognition of goodwill from the acquisition of Flint include acquiring a workforce with capabilities in the Oil & Gas market and cost savings opportunities.  This acquisition generated $475 million of goodwill, which is included in our Oil & Gas Division.  None of the total acquired goodwill is expected to be tax deductible.

Investments in and advances to unconsolidated joint ventures.  As a result of the Flint acquisition, we hold a 50% voting and economic interest in a joint venture which provides operations, maintenance, asset management and project management services to the North American energy sector.  The fair value of our investment in this joint venture at the acquisition date was higher than the underlying equity interest.  This difference of $128.5 million includes $37.9 million representing intangible assets.  The intangible assets are being amortized, as a reduction to earnings against equity in income of unconsolidated joint ventures, over a period ranging from three to 40 years.

Acquisition-Related Expenses

In connection with the acquisition of Flint, we recognized $11.3 million and $16.9 million, respectively, for the three and six months ended June 29, 2012 in “Acquisition-related expenses” on our Condensed Consolidated Statements of Operations.  The acquisition-related expenses consisted of investment banking, legal, tax and accounting fees, and other external costs directly related to the acquisition.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of the operations of URS Corporation and Flint for the three and six months ended June 29, 2012 and July 1, 2011, on a pro forma basis, as though the companies had been combined as of the beginning of the first period presented.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense, adjustments to conform to U.S. GAAP, new compensation agreements, and foreign currency gains or losses arising from internal financing arrangements.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the first period presented, nor should it be taken as indicative of our future consolidated results of operations.

	Three Months	Three Months	Six Months	Six Months
Unaudited (In millions, except per share data)	Ended	Ended	Ended	Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Revenues	$2,934.4	$2,711.0	$5,866.2	$5,370.7
Net income including noncontrolling interests	$68.8	$77.2	$183.1	$101.6
Net income attributable to URS	$43.1	$44.0	$131.6	$42.6
Basic EPS	$0.58	$0.57	$1.78	$0.55
Diluted EPS	$0.58	$0.57	$1.77	$0.55

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

The table below shows the material pre-tax, nonrecurring adjustment in the pro forma financial information for the three and six months ended June 29, 2012 and July 1, 2011.

	Three Months	Three Months	Six Months	Six Months
Pre-tax, nonrecurring adjustment (In millions)	Ended	Ended	Ended	Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011 (1)

Acquisition-related expenses	$21.1	$—	$28.4	$(28.9)

(1)
Included in the pro forma results for the six months ended July 1, 2011 is a nonrecurring adjustment related to URS and Flint acquisition-related expenses.  These expenses were included in the fiscal year 2011 pro forma results as if the acquisition occurred at the beginning of that fiscal year.

NOTE 8.  INVENTORY

Inventory. Inventory is stated at cost (first-in, first-out or average cost), but not in excess of net realizable value.  The table below presents the components of inventory.

	June 29,	December 30,
(In millions)	2012	2011
Raw materials	$16.3	$2.7
Work in progress	26.2	16.8
Finished goods	26.3	—
Supplies	10.7	—
Total	$79.5	$19.5

NOTE 9.  INDEBTEDNESS

Indebtedness consisted of the following:

	June 29,	December 30,
(In millions)	2012	2011
Bank term loan, net of debt issuance costs	$695.7	$695.1
3.85% Senior Notes (net of discount)	399.5	—
5.00% Senior Notes (net of discount)	599.4	—
7.50% Canadian Notes (including premium)	198.1	—
Revolving line of credit	320.0	23.0
Obligations under capital leases	52.8	27.3
Notes payable, Loan Notes, and foreign credit lines	51.6	53.1
Total indebtedness	2,317.1	798.5
Less:
Current portion of long-term debt	86.5	61.5
Long-term debt	$2,230.6	$737.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

2011 Credit Facility

As of each of June 29, 2012 and December 30, 2011, the outstanding balance of the term loan under our 2011 Credit Facility was $700.0 million.  As of June 29, 2012 and December 30, 2011, the interest rates applicable to the term loan were 1.75% and 1.80%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of June 29, 2012.

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  As of June 29, 2012, the outstanding balance of the Senior Notes was $998.9 million, net of $1.1 million of discount.

Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2012.  The net proceeds of the Senior Notes were used to fund the acquisition of Flint.  We may redeem the Senior Notes, in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount, plus a "make-whole" premium and accrued and unpaid interest as described in the indenture.  In addition, we may redeem all or a portion of the 5.00% Senior Notes at any time on or after the date that is three months prior to the maturity date of those Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.  We may also, at our option, redeem the Senior Notes, in whole, at 100% of the principal amount and accrued and unpaid interest upon the occurrence of certain events that result in an obligation to pay additional amounts as a result of certain specified changes in tax law described in the indenture.  Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of the purchase.  We are generally not limited under the indenture governing the Senior Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

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

On May 14, 2012, we guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$175.0 million).  The Canadian Notes mature on June 15, 2019 and bear interest at 7.5% per year, payable in equal installments semi-annually in arrears on June 15 and December 15 of each year.  As of June 29, 2012, the outstanding balance of the Canadian Notes was $198.1 million, including $28.8 million of premium.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

The Canadian Notes are Flint’s direct senior unsecured obligations and rank pari passu, subject to statutory preferred exceptions, with URS’ debt.  Prior to June 15, 2014, we may redeem up to 35.0% of the principal amount of the outstanding Canadian Notes with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 107.5% of the principal amount of the Canadian Notes, provided that at least 65.0% of the aggregate principal amount of the Canadian Notes remain outstanding.  We may also redeem the Canadian Notes prior to June 15, 2015 at a redemption price equal to 100.0% of the principal amount of the Canadian Notes plus an applicable premium.  We may also redeem the Canadian Notes on or after June 15, 2015 at a redemption price equal to 103.8% of the principal amount if redeemed in the twelve-month period beginning June 15, 2015; at a redemption price equal to 101.9% of the principal amount if redeemed in the twelve-month period beginning June 15, 2016 and at a redemption price equal to 100.0% of the principal amount if redeemed in the period beginning June 15, 2017 before maturity.

Upon the occurrence of a change in control, Canadian Notes holders have a right to require that their Notes be redeemed at a cash price equal to 101.0% of the principal amount of the Canadian Notes.  Our acquisition of Flint constituted a change in control under the Canadian Note indenture and, as a result, the holders of the Canadian Notes had the right to require that their Notes be redeemed.  The Canadian Notes also contain covenants limiting us and some of our subsidiaries’ ability to create liens and restricts them from amalgamating, consolidating or merging with or into or winding up or dissolving into another person or selling, leasing, transferring, conveying or otherwise disposing of or assigning all or substantially all of their assets.  The Canadian Notes also contain covenants, which are suspended as long as the Canadian Notes have investment grade ratings that would restrict us and some of our subsidiaries from: making restricted payments, incurring indebtedness, selling assets and entering into transactions with affiliates.  As of June 29, 2012, the Canadian Notes carried investment grade ratings.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of June 29, 2012.

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

As of June 29, 2012 and December 30, 2011, we had an outstanding balance of $320.0 million and $23.0 million on our revolving line of credit, respectively.  As of June 29, 2012, we had issued $130.7 million of letters of credit, leaving $549.3 million available under our revolving credit facility.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit lines.  As of June 29, 2012 and December 30, 2011, we had outstanding amounts of $51.6 million and $53.1 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.44% and 4.04% as of June 29, 2012 and December 30, 2011, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of June 29, 2012 and December 30, 2011, we had $35.9 million and $33.7 million, respectively, in lines of credit available under all foreign facilities.  As of June 29, 2012 and December 30, 2011, the total outstanding debt balance of our foreign credit lines was $8.1 million and $10.5 million, respectively.

Capital Leases.  As of June 29, 2012 and December 30, 2011, we had obligations under our capital leases of approximately $52.8 million and $27.3 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 10.  FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of June 29, 2012 and December 30, 2011, the estimated fair market values of the term loan under our 2011 Credit Facility were approximately $696.5 million and $697.4 million, respectively.  The carrying value of this term loan on our Condensed Consolidated Balance Sheets as of both June 29, 2012 and December 30, 2011 was $700.0 million, excluding unamortized debt issuance costs.  The fair value of our term loan was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.

Senior Notes and Canadian Notes

As of June 29, 2012, the estimated fair market value of the Senior Notes and Canadian Notes was approximately $1.20 billion and the carrying value of these notes on our Condensed Consolidated Balance Sheets was $1.20 billion, excluding unamortized discounts and premiums.  The fair value of the Senior Notes was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of the notes.  The fair value of the Canadian Notes was derived from the present value of the cash flows from interest payments and the principal balance based on the expected redemption value, discounted at a yield as of acquisition date for comparable URS senior unsecured notes (Level 3).

Derivative Instruments

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instruments is based on mark-to-model measurements that are interpolated from observable market data, including spot and forward rates, as of June 29, 2012 and for the duration of each derivative’s terms.

Foreign Currency Exchange Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we may purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.

During March and April 2012, we entered into various foreign currency forward contracts with an aggregate notional amount of C$1.25 billion (equivalent to US$1.25 billion) with maturity windows ranging from March 7, 2012 to May 31, 2012.  The primary objective of the contracts was to manage our exposure to foreign currency transaction risk related to the funding of our acquisition of Flint in Canadian dollars.  During the second quarter of 2012, we extended C$1.0 billion (equivalent to US$1.0 billion) of these foreign currency forward contracts.  At the end of the second quarter, these contracts were not outstanding.

For the three and six months ended June 29, 2012, we recorded net losses of $2.8 million and $0.3 million, respectively, on our foreign currency forward contracts in “Other expenses” on our Condensed Consolidated Statements of Operations.  We also recorded foreign currency translation losses of $6.4 million on intercompany loans for the three and six months ended June 29, 2012.

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	June 29,	December 30,
(In millions)	2012	2011
Billings in excess of costs and accrued earnings on contracts	$202.6	$216.4
Project-related legal liabilities and other project-related reserves	41.6	38.0
Advance payments negotiated as a contract condition	18.0	24.6
Normal profit liabilities	8.2	12.7
Estimated losses on uncompleted contracts	9.7	19.1
Total	$280.1	$310.8

NOTE 12.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.

The components of our net periodic pension costs relating to our defined benefit plans for the three and six months ended June 29, 2012 and July 1, 2011 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	June 29,	July 1,	June 29,	July 1,
(In millions)	2012	2011	2012	2011
Service cost	$2.0	$1.7	$0.1	$0.1
Interest cost	4.7	4.7	5.7	6.2
Expected return on plan assets	(4.4)	(4.1)	(5.6)	(5.8)
Amortization of:
Prior service costs	(0.7)	(0.8)	—	—
Net loss	2.4	1.8	—	—
Net periodic pension costs	$4.0	$3.3	$0.2	$0.5

	Six Months Ended
	Domestic Plans		Foreign Plans
	June 29,	July 1,	June 29,	July 1,
(In millions)	2012	2011	2012	2011
Service cost	$4.0	$3.4	$0.2	$0.2
Interest cost	9.4	9.4	11.3	12.2
Expected return on plan assets	(8.8)	(8.2)	(11.1)	(11.4)
Amortization of:
Prior service costs	(1.4)	(1.6)	—	—
Net loss	4.8	3.6	—	—
Net periodic pension costs	$8.0	$6.6	$0.4	$1.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

During the three and six months ended June 29, 2012, we made cash contributions, including employer-directed benefit payments, of $7.5 million and $16.5 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $15.8 million for the remainder of our 2012 fiscal year.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and six months ended June 29, 2012 and July 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2012	2011	2012	2011
Interest cost	$0.5	$0.5	$1.0	$1.0
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit costs	$0.4	$0.4	$0.8	$0.8

During the three and six months ended June 29, 2012, we made cash contributions, including employer-directed benefit payments, of $1.0 million and $1.8 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $1.7 million for the remainder of our 2012 fiscal year.

NOTE 13.  STOCKHOLDERS' EQUITY

Dividend Program

On February 24, 2012, our Board of Directors approved the initiation of a regular quarterly cash dividend program. Our Board of Directors declared the following dividends:

	Dividend	Record	Total	Payment
Declaration Date	Per Share	Date	Amount	Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$ NA	October 5, 2012

Equity Incentive Plans

As of June 29, 2012, approximately 3.5 million shares had been issued as restricted stock awards and 0.5 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 1.0 million shares remained reserved for future grants under the 2008 Plan.

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three and six months ended June 29, 2012 and July 1, 2011:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In millions, except average price paid per share)	2012	2011	2012	2011

Common stock repurchase shares	—	—	1.0	3.0
Average price paid per share	$—	$—	$40.00	$45.58
Common stock repurchase	$—	$—	$40.0	$136.7

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units and our employee stock purchase plan for the three and six months ended June 29, 2012 and July 1, 2011:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2012	2011	2012	2011
Stock-based compensation expense:
Restricted stock awards and units	$9.8	$10.4	$21.0	$22.2
Employee stock purchase plan	0.1	0.1	0.3	0.2
Stock-based compensation expense	$9.9	$10.5	$21.3	$22.4

Stock-based compensation expense included in:
Cost of revenues	$7.7	$7.9	16.2	16.6
General and administrative expense	2.2	2.6	5.1	5.8
Stock-based compensation expense	$9.9	$10.5	$21.3	$22.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 14.  SEGMENT AND RELATED INFORMATION

We operate our business through the following four segments:

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

•
Oil & Gas Division provides oilfield services, including rig transportation and fluid hauling services, facility and pipeline construction, module fabrication, and maintenance services, for the oil and gas industry in the U.S. and Canada.

These four segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 30, 2011.  The information disclosed in our condensed consolidated financial statements is based on the four segments that comprise our current organizational structure.

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

Effective at the beginning of our 2012 fiscal year, we adopted a new internal profit measurement referred to as “URS operating income,” defined as segment operating income after reduction for pre-tax noncontrolling interests.  This new measurement method minimizes the reconciling items between internal profit measurement and GAAP operating income.  For comparative purposes, we made reclassifications to the prior year’s data to conform them to the current period’s presentation.

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

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2012	2011	2012	2011
Revenues
Infrastructure & Environment	$966.3	$929.5	$1,930.4	$1,839.4
Federal Services (1)	718.2	668.6	1,435.3	1,249.8
Energy & Construction	777.9	810.5	1,503.6	1,676.8
Oil & Gas (2)	277.5	—	277.5	—
Inter-segment, eliminations and other	(49.2)	(48.3)	(94.6)	(85.9)
Total revenues	$2,690.7	$2,360.3	$5,052.2	$4,680.1
Equity in income of unconsolidated joint ventures
Infrastructure & Environment	$(1.0)	$1.1	$(0.1)	$2.1
Federal Services	1.7	1.6	3.3	3.1
Energy & Construction	15.7	35.9	41.9	70.8
Oil & Gas (2)	0.6	—	0.6	—
Total equity in income of unconsolidated joint ventures	$17.0	$38.6	$45.7	$76.0
URS operating income (3)
Infrastructure & Environment	$62.1	$53.9	$107.6	$110.7
Federal Services (1)	59.8	45.8	152.7	81.6
Energy & Construction	29.6	36.7	52.4	72.7
Oil & Gas (2)	3.2	—	3.2	—
Corporate (4)	(30.7)	(19.0)	(56.3)	(41.4)
Total URS operating income	$124.0	$117.4	$259.6	$223.6
Operating income
Infrastructure & Environment	$62.6	$54.3	$108.6	$109.9
Federal Services (1)	59.8	45.8	152.7	81.6
Energy & Construction	54.8	69.5	102.9	132.5
Oil & Gas (2)	3.0	—	3.0	—
Corporate (4)	(30.7)	(19.0)	(56.3)	(41.4)
Total operating income	$149.5	$150.6	$310.9	$282.6
Depreciation and amortization
Infrastructure & Environment	$14.3	$14.3	$28.7	$26.5
Federal Services (1)	9.1	6.1	18.7	11.5
Energy & Construction	12.1	13.8	23.8	27.6
Oil & Gas (2)	18.7	—	18.7	—
Corporate (4)	1.6	1.5	3.1	3.4
Total depreciation and amortization	$55.8	$35.7	$93.0	$69.0

(1)	The operating results of Apptis Holdings, Inc. (“Apptis”) have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(3)	We are providing information regarding URS operating income by segment because management uses this information to assess performance and make decisions about resource allocation.

(4)	Corporate includes expenses related to corporate functions and acquisition-related expenses.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Reconciliations of URS operating income by segment to segment operating income for the three and six months ended June 29, 2012 and July 1, 2011 are as follows:

	Three Months Ended June 29, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$62.1	$59.8	$29.6	$3.2	$(30.7)	$124.0
Noncontrolling interests	0.5	—	25.2	(0.2)	—	25.5
Operating income (loss)	$62.6	$59.8	$54.8	$3.0	$(30.7)	$149.5

	Three Months Ended July 1, 2011
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$53.9	$45.8	$36.7	$—	$(19.0)	$117.4
Noncontrolling interests	0.4	—	32.8	—	—	33.2
Operating income (loss)	$54.3	$45.8	$69.5	$—	$(19.0)	$150.6

	Six Months Ended June 29, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$107.6	$152.7	$52.4	$3.2	$(56.3)	$259.6
Noncontrolling interests	1.0	—	50.5	(0.2)	—	51.3
Operating income (loss)	$108.6	$152.7	$102.9	$3.0	$(56.3)	$310.9

	Six Months Ended July 1, 2011
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$110.7	$81.6	$72.7	$—	$(41.4)	$223.6
Noncontrolling interests	(0.8)	—	59.8	—	—	59.0
Operating income (loss)	$109.9	$81.6	$132.5	$—	$(41.4)	$282.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	June 29,	December 30,
(In millions)	2012	2011
Infrastructure & Environment	$6.9	$6.3
Federal Services	5.4	5.1
Energy & Construction	101.1	96.3
Oil & Gas	140.4	—
Total investments in and advances to unconsolidated joint ventures	$253.8	$107.7

Infrastructure & Environment	$139.4	$140.5
Federal Services	39.8	46.2
Energy & Construction	60.2	61.8
Oil & Gas	415.1	—
Corporate	24.7	20.9
Total property and equipment, net of accumulated depreciation	$679.2	$269.4

Total assets by segment are as follows:

	June 29,	December 30,
(In millions)	2012	2011
Infrastructure & Environment (1)	$2,289.0	$2,287.3
Federal Services (1)	1,617.6	1,582.4
Energy & Construction (1)	2,692.0	2,611.9
Oil & Gas (1)	1,879.3	—
Corporate (1)	219.6	381.0
Total assets	$8,697.5	$6,862.6

(1)	Total assets by segments are net of investments in subsidiaries.

Geographic Areas

Our revenues by geographic areas are shown below:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2012	2011	2012	2011
Revenues
United States	$2,179.0	$2,040.6	$4,249.2	$4,068.5
International (1)	519.0	326.9	820.0	624.9
Eliminations	(7.3)	(7.2)	(17.0)	(13.3)
Total revenues	$2,690.7	$2,360.3	$5,052.2	$4,680.1

(1)	No individual foreign country contributed more than 10% of our consolidated revenues for the three and six months ended June 29, 2012 and July 1, 2011.

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

Our revenues from the U.S. Army and DOE by division for the three and six months ended June 29, 2012 and July 1, 2011 are presented below:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(In millions, except percentages)	2012	2011	2012	2011
The U.S. Army (1)
Infrastructure & Environment	$43.6	$33.9	$87.4	$72.5
Federal Services	374.4	344.5	747.5	650.3
Energy & Construction	25.6	58.4	50.5	119.3
Total U.S. Army	$443.6	$436.8	$885.4	$842.1
Revenues from the U.S. Army as a percentage of our consolidated revenues	16%	19%	18%	18%

DOE
Infrastructure & Environment	$2.3	$1.8	$3.4	$3.4
Federal Services	7.2	5.6	13.1	9.2
Energy & Construction	240.2	324.2	493.2	626.9
Total DOE	$249.7	$331.6	$509.7	$639.5
Revenues from DOE as a percentage of our consolidated revenues	9%	14%	10%	14%

Revenues from the federal market sector as a percentage of our consolidated revenues	43%	49%	46%	48%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and our affiliates are subject to various contractual disputes, governmental audits and investigations, and legal proceedings alleging, among other things, contractual, tortious or statutory breaches.  The final outcomes of these various matters cannot be predicted or estimated with certainty.  We are including information regarding the following matters:

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

In March 2005, WGI filed motions in the Bankruptcy Court in Nevada and in the Idaho District Court to dismiss the federal government’s claim for failure to give appropriate notice or otherwise preserve those claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred.  The federal government appealed the Bankruptcy Court's order to the United States District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the Nevada District Court reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  WGI renewed its motion in Bankruptcy Court that all of the federal government’s claims are barred for failure to give appropriate notice or otherwise preserve those claims.  In November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and may not be further pursued.  On April 24, 2012, the Bankruptcy Court ruled that the federal government’s claims under the False Claims and Foreign Assistance Acts are not barred by the WGI bankruptcy.  On June 12, 2012, WGI filed a motion to alter the Bankruptcy Court’s April 2012 ruling.

WGI intends to continue to defend this matter vigorously; however, WGI cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the very limited factual record that exists in light of our limited ability to evaluate discovery that has been conducted so far at this early stage of the litigation; the fact that the matter involves unique and complex bankruptcy, international, and federal regulatory legal issues; the uncertainty concerning legal theories and their potential resolution by the courts; and the duration of this matter, as well as a number of additional factors.

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

WGI Ohio intends to continue to defend these matters vigorously; however, WGI Ohio cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the unknown number of individual plaintiffs who are actually asserting claims against WGI Ohio; the uncertainty regarding the nature and amount of each individual plaintiff’s damage claims; uncertainty concerning legal theories and factual bases that plaintiffs may present and their resolution by courts or regulators; and uncertainty about the plaintiffs’ claims, if any, that might survive certain key motions of our affiliate, as well as a number of additional factors.

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

Through June 29, 2012, WGI Ohio has incurred total project costs of $175.4 million and has recorded cumulative project losses of $14.7 million, including charges of $0.1 million and $0.7 million in the three and six months ended June 29, 2012, respectively.  Due to unanticipated requirements and permitting delays by federal and state agencies, as well as hurricane-caused delays and related ground stabilization activities, WGI Ohio is required to perform work outside the scope of the Task Order Modification.  Based on changes and delays to date, requests for equitable adjustment (“REA”) amounting to $47.1 million and a proposal related to the hurricane-caused impacts in the amount of $38.0 million have been submitted to the DOE for approval.  Additional REAs of at least $39.8 million are expected to be submitted.  The final project completion costs are not currently estimable due to continuing delays in permitting and approval of a final project plan.  WGI Ohio can give no assurance that it will not be obligated to pay some or all of the REAs, hurricane-caused impacts, and additional project completion costs, which would negatively impact our future results of operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by one of our wholly owned subsidiaries, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  On November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce asserting claims up to $52.6 million.  Washington Group Bolivia has brought a $50 million counterclaim against the mine owner asserting claims of wrongful termination and lost productivity.

Washington Group Bolivia intends to continue to defend this matter vigorously; however, we cannot provide assurance that we will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the early stage of discovery, the limited amount of information produced by the claimants to support the factual basis of their claims and the substantial uncertainty regarding the nature and amount of each individual claim; uncertainty concerning legal theories and factual bases that claimants may present and their resolution by arbitral tribunal; and uncertainty caused by different international jurisdictions represented by the parties and the location of the project, as well as a number of additional factors.

•
Canadian Pipeline Contract:  In January 2010, a pipeline owner filed an action in the Court of Queen’s Bench of Alberta, Canada against Flint, a company acquired by us in May 2012, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering and design services and other work causing damage to and abandonment of the line.  The pipeline owner alleges it has suffered approximately C$85.0 million in damages in connection with the abandonment and replacement of the pipeline.  Flint was the construction contractor on the pipeline project.  Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line.  In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint.  Flint believes the damages were caused or contributed to by the negligence of one or more of the codefendants and/or by the negligent operation of the pipeline owner.

Flint intends to continue to defend this matter vigorously; however, it cannot provide assurance that it will be successful, in whole or in part, in these efforts.  The potential range of loss, if any, and the resolution of this matter cannot be determined at this early stage of proceedings primarily due to the substantial uncertainty regarding the actual cause of the damage to or loss of the line, the nature and amount of each individual damage claim against the various defendants, and the uncertainty concerning legal theories and factual bases that customer may present against all or some of the defendants.

The resolution of outstanding claims is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the above outstanding claims or legal proceedings could have a material adverse effect on us.  Our evaluation of the impact of pending actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows for future periods.

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

Guarantee Obligations and Commitments

As of June 29, 2012, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $0.9 million as of June 29, 2012.

We have guaranteed several of our foreign credit facilities and bank guarantee lines.  The aggregate amount of these guarantees was $65.1 million as of June 29, 2012.

As of June 29, 2012, we had $31.9 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page H73; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011, which was previously filed with the Securities and Exchange Commission (“SEC”).

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  With approximately 57,000 employees in a global network of offices and contract-specific job sites in nearly 50 countries, we provide services for federal, infrastructure, oil and gas, power and industrial programs and projects.  On May 14, 2012, we completed the acquisition of Flint Energy Services Ltd. (“Flint”), a provider of construction and maintenance services to clients in the oil and gas industry.  The acquisition expands our presence in the oil and gas market sector, most notably in the North American unconventional oil and gas segments of this market.  Upon completion of the acquisition, Flint joined URS as our new Oil & Gas Division.

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

Reporting Segments

With the acquisition of Flint, we now operate through four reporting segments:  the Infrastructure & Environment Division, the Federal Services Division, the Energy & Construction Division, and the Oil & Gas Division.  These segments were generally created based on the size and management structure of the businesses and the integration of acquired operating companies that address similar markets or provide similar services.

Market Sectors

The table below summarizes the primary market sectors served by our four divisions for the three and six months ended June 29, 2012.

Historically, we have included revenues from the oil & gas market sector as part of our presentation of revenues from the industrial & commercial market sector.  Effective at the beginning of our 2012 fiscal year, in anticipation of the inclusion of a new business from our acquisition of Flint, we revised our presentation to show our revenues from the oil & gas market sector separately.  In addition, we have changed the name of our “industrial and commercial” market sector to “industrial” market sector.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

Division
Market Sector	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Federal	✓	✓	✓	—
Infrastructure	✓	—	✓	—
Oil & Gas	✓	—	✓	✓
Power	✓	—	✓	—
Industrial	✓	—	✓	—

✓	a primary market sector for the division.
—	not a primary market sector for the division.

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

We report our financial results on a consolidated basis and for our four reporting segments: the Infrastructure & Environment Division, the Federal Services Division, the Energy & Construction Division, and the Oil & Gas Division.

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended June 29, 2012

Consolidated revenues for the three months ended June 29, 2012 were $2.7 billion, an increase of $330.4 million, or 14.0%, compared to revenues for the three months ended July 1, 2011.  The increase was partially due to the growth of our work in the oil and gas market sector through our acquisition of Flint on May 14, 2012.  As our new Oil & Gas Division, Flint generated $277.5 million in revenues from the acquisition date through the end of the second quarter of 2012.  During the quarter, revenues also increased from our work in the power market sector, while revenues from our federal market sector were essentially flat, compared to the same period last year.  By contrast, revenues from our infrastructure and industrial market sectors declined, primarily as a result of the completion of large construction projects that experienced high levels of activity and generated significant revenues in the comparable period last year.

Net income attributable to URS decreased 19.8% from $66.8 million for the three months ended July 1, 2011 to $53.6 million for the three months ended June 29, 2012.  The decrease in net income was primarily due to the acquisition costs that we incurred in connection with the acquisition of Flint, the wind down of projects and a decrease in equity in income of unconsolidated joint ventures.  These decreases were partially offset by the recognition of performance-based incentive fees from our work managing chemical demilitarization programs.

Cash Flows and Debt

For the six months ended June 29, 2012, we generated $14.9 million in net cash from operations.  Cash flows from operations decreased by $248.0 million for the six months ended June 29, 2012 compared with the same period in 2011.  This decrease was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, employer contribution payments to our 401(k) plan, payments on project incentive awards, and an increase in interest payments and acquisition expenses, partially offset by a decrease in income tax payments.

On March 15, 2012, in a private placement, we issued $400.0 million in 3.85% Senior Notes due on April 1, 2017 and $600.0 million in 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  We used the net proceeds from the notes together with borrowings from our Senior Secured Credit Facility (“2011 Credit Facility”) to finance our acquisition of Flint.

During March and April 2012, we entered into various foreign currency forward contracts with an aggregate notional amount of C$1.25 billion (equivalent to US$1.25 billion), which settled during the second quarter of 2012.

In addition, we had cash outflows of $40.0 million related to repurchases of our common stock and $14.9 million of cash dividends for the six months ended June 29, 2012.

Acquisition and Integration

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  The operating results of Flint from the acquisition date through June 29, 2012 are included in our consolidated financial statements under the Oil & Gas Division.

Book of Business

As of June 29, 2012 and December 30, 2011, our total book of business was $27.3 billion and $27.0 billion, respectively.  Our book of business as of June 29, 2012 includes $1.9 billion from Flint.  Please see Book of Business on page 41 for more information.

Business Trends

Given the current economic uncertainty, it is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business tends accurately.  Federal deficits and state budget weakness, the national debt, the potential end-of-year budgetary sequestration, economic disruption in Europe, a relatively anemic recovery in the U.S., and efforts made to address any of these issues, could negatively affect our business.  This includes federal expenditures on defense, as well as expenditures, both private and public, on other programs that we support or markets in which we participate.  For example, the Budget Control Act of 2011 could impose an additional estimated $1.2 trillion in automatic federal budget cuts, or sequestrations, beginning in fiscal year 2013, in addition to the $917 billion in budget cuts required over the next 10 years, that would severely impact our defense and other federal services, unless Congress acts to resolve the budget issues or postpone the expected cuts.  Any significant reduction in federal government expenditures could reduce demand, which would result in fewer new opportunities and the cancellation of existing contracts.  It is also difficult to determine the extent to which concerns over the public debt of, and recessionary conditions in, the United Kingdom (“U.K.”) and various European countries could affect demand for, and spending on, the services we provide to our clients.  Many of these uncertainties are difficult to predict and beyond our control.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 73.

Federal

We expect revenues from our federal market sector will remain steady during our 2012 fiscal year compared to our 2011 fiscal year.  Although we have experienced delays in the award of new contracts, we expect to continue to benefit from the diversity of our federal business, as well as the large number of indefinite delivery contracts (“IDCs”) we hold with the Department of Defense (“DOD”) and other federal agencies.  These IDCs are increasingly being used as the preferred method for procuring services.  In addition, despite proposed reductions in federal spending, we anticipate stable funding for many of the specialized technical services we provide to federal government agencies.  These services include the management of chemical demilitarization programs, IT and cyber security services, and the repair and refurbishment of military aircraft and ground vehicles returning from combat activity in the Middle East.  In addition, we expect to continue to benefit from a number of large, long-term contract with the U.K. Nuclear Decommissioning Authority involving the provision of environmental management and nuclear decommissioning services.

Infrastructure

We expect revenues from our infrastructure market sector to remain steady in our 2012 fiscal year compared to our 2011 fiscal year, based on high levels of procurement activity and the growth in our backlog of infrastructure work during our 2011 fiscal year.  We anticipate steady demand for the engineering and design services we provide, particularly for projects involving the expansion and modernization of highways, bridges and mass transit systems.  In addition, we anticipate that the recent passage of a two-year, $105 billion federal transportation funding bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”), will provide states and municipalities with stable funding for highway and transit projects.  MAP-21 also includes significant funding for the Transportation Infrastructure Finance and Innovation Act (“TIFIA”) program, which provides federal assistance in the form of direct loans, loan guarantees and standby lines of credit to finance surface transportation projects.  Available TIFIA funding has increased to $1.75 billion over the next two years, compared to the $122 million available annually under the previous federal transportation funding bill.  In the United Kingdom, where we maintain a large presence, the government’s 2012-2013 budget includes stable funding for the transportation agencies we support.

Oil & Gas

We expect revenues from the oil & gas sector will grow significantly during our 2012 fiscal year compared to our 2011 fiscal year.  During the second quarter of our 2012 fiscal year, we acquired Flint, a provider of construction and maintenance services to clients in the North American oil and gas industry.  The acquisition of Flint significantly expands our capabilities to serve clients in the oil and gas industry, most notably in oil, oil sands and natural gas producing regions of Western Canada and in the Southwest, Appalachian and Rocky Mountain regions of the U.S.

Power

We expect revenues from our power market sector to increase during our 2012 fiscal year compared to our 2011 fiscal year, based on increased procurement activity and recent contract awards.  For example, we are seeing strong demand for our air quality control services, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  These retrofits help utilities comply with consent decrees and regulatory mandates, such as the Cross-State Air Pollution Rule and the Mercury and Air Toxics Standards recently issued by the Environmental Protection Agency.  In addition, with the historically low price of natural gas, we expect our customers will increase their emphasis on combined cycle gas facilities to meet future needs, which we anticipate will lead to new opportunities to provide engineering, procurement and construction opportunities for our power business.

In the nuclear power market, we anticipate sustained demand for the types of services we provide to retrofit and upgrade existing nuclear power plants to increase the generating capacity and extend the service life of these facilities.  In addition, the Nuclear Regulatory Commission issued stricter post-Fukushima guidelines for plant safety, which we expect will provide increased opportunities for the services we provide.

Industrial

We expect revenues from our industrial market sector will decline during our 2012 fiscal year compared to our 2011 fiscal year, largely due to the completion of a large mining engineering and construction project that generated significant revenues in 2011 and has not been replaced by comparable large-scale projects.  At the same time, mining clients most notably in Australia, are moving forward with capital expenditure programs.  As a result, we are providing preliminary engineering and design services in support of mine expansion projects.  We believe our ability to support initial phases of these projects positions us to capture larger assignments as these projects move forward.  In the manufacturing market, we anticipate sustained demand for the facilities management services we provide, as clients continue to outsource these services to increase cost savings and maximize efficiency.  In addition, we expect revenues will remain steady from the environmental and engineering work we perform for industrial clients under our long-term Master Service Agreements (“MSAs”).

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of the year, winter weather sometimes results in intermittent office closures and work interruptions.  In our Oil & Gas Division, winter weather provides increased access to remote work areas in Northern Canada, while spring seasonal road bans limit access to work areas in Canada and Northern U.S.

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contracts we are awarded, particularly among clients in the federal sector.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  Also, our government clients are increasingly using IDCs that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award contracts we receive are tending to include fewer base years and more option years.  These trends change the relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

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

As of June 29, 2012 and December 30, 2011, our total book of business was $27.3 billion and $27.0 billion, respectively.  The following tables summarize, by division, our book of business:

(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Total
As of June 29, 2012
Backlog	$3,174.6	$3,619.0	$6,444.3	$1,049.9	$14,287.8
Option years	248.3	2,848.0	2,045.2	—	5,141.5
Indefinite delivery contracts	3,270.1	2,559.4	1,265.0	824.5	7,919.0
Total book of business	$6,693.0	$9,026.4	$9,754.5	$1,874.4	$27,348.3

As of December 30, 2011
Backlog	$2,993.1	$4,141.8	$7,124.7	$—	$14,259.6
Option years	316.6	2,370.1	2,026.2	—	4,712.9
Indefinite delivery contracts	2,806.5	3,304.0	1,948.0	—	8,058.5
Total book of business	$6,116.2	$9,815.9	$11,098.9	$—	$27,031.0

	June 29,	December 30,
(In millions)	2012	2011
Backlog by market sector:
Federal	$7,331.9	$8,542.4
Infrastructure	3,095.7	3,011.0
Oil & Gas (1,2)	1,598.1	383.4
Power	1,385.9	1,623.8
Industrial (2)	876.2	699.0
Total backlog	$14,287.8	$14,259.6

(1)	We completed the acquisition of Flint on May 14, 2012. The operations of Flint have become the Oil & Gas Division.

(2)
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

The Three Months Ended June 29, 2012 Compared with the Three Months Ended July 1, 2011

Revenues by Market Sectors

	Three Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Revenues by Market Sectors:
Federal (1)	$1,154.0	$1,159.9	$(5.9)	(0.5%)
Infrastructure	448.0	478.6	(30.6)	(6.4%)
Oil & Gas (2,3)	464.2	149.8	314.4	209.9%
Power	327.7	256.3	71.4	27.9%
Industrial (3)	296.8	315.7	(18.9)	(6.0%)
Total revenues, net of eliminations	$2,690.7	$2,360.3	$330.4	14.0%

(1)	The operating results of Apptis Holdings, Inc. (“Apptis”) have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(3)
Historically, we have included revenues from the oil & gas market sector as part of our industrial & commercial market sector.  Effective at the beginning of our 2012 fiscal year, we revised our presentation to show our revenues from the oil & gas market sector separately.  In addition, we changed the name of our “industrial and commercial” market sector to the “industrial” market sector.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

Consolidated Revenues by Market Sectors

Our consolidated revenues for the three months ended June 29, 2012 were $2.7 billion, an increase of $330.4 million, or 14.0%, compared with the three months ended July 1, 2011.

See the discussion of revenues by market sector below for more detail.

Federal

	Three Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$175.9	$150.2	$25.7	17.1%
Federal Services (1)	717.9	668.4	49.5	7.4%
Energy & Construction	260.2	341.3	(81.1)	(23.8%)
Federal Total	$1,154.0	$1,159.9	$(5.9)	(0.5%)

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

Consolidated revenues from our federal market sector for the three months ended June 29, 2012 were essentially flat compared with the three months ended July 1, 2011.  During the quarter, we experienced strong demand for the work we perform for the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment returning from military operations in the Middle East, and to design and build military facilities and upgrade related infrastructure. We also benefited from our strong performance on contracts involving the destruction of U.S. chemical weapons stockpiles.  During the quarter, this work resulted in recognition of an incentive fee for the early completion of a project milestone at a chemical agent disposal facility we manage for the U.S. Army.  Additionally, these results reflect the growth of our business in the federal IT market through the acquisition of Apptis, which we acquired on June 1, 2011 and now operates as part of our Information Solutions Group.  For the quarter ended June 29, 2012, the Information Solutions Group generated revenues of $56.1 million.  Revenues also increased from the services we provide to detect, secure and eliminate weapons of mass destruction at locations worldwide.

By contrast, revenues declined from the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  The decline in revenues from these activities was largely due to delays in the award of new contracts and task orders under existing contracts.  During the quarter, revenues also declined from the nuclear management services we provide to the DOE, due largely to the completion of cleanup and closure services at a former nuclear fuel reprocessing facility in the comparable period last year and lower activity on other DOE projects.

Infrastructure

	Three Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$391.3	$396.1	$(4.8)	(1.2%)
Energy & Construction	56.7	82.5	(25.8)	(31.3%)
Infrastructure Total	$448.0	$478.6	$(30.6)	(6.4%)

Consolidated revenues from our infrastructure market sector for the three months ended June 29, 2012 decreased compared with the three months ended July 1, 2011.  The decline in infrastructure revenues was primarily due to the completion of a levee construction project in New Orleans, which experienced high levels of activity in the comparable period last year and lower activity on a dam construction project due to adverse weather conditions.  Revenues also declined from the services we provide to modernize and expand airports and water storage, conveyance and treatment systems, due to the completion of projects that have not been replaced by comparable assignments.  These declines were partially offset by an increase in revenues from the planning, design, engineering, and program and construction management services we provide to expand surface and rail transportation infrastructure, and ports and harbors.

Oil & Gas

	Three Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Oil & Gas Market Sector: (1)
Infrastructure & Environment	$135.6	$113.5	$22.1	19.5%
Energy & Construction	51.1	36.3	14.8	40.8%
Oil & Gas (2)	277.5	—	277.5	N/M
Oil & Gas Total	$464.2	$149.8	$314.4	209.9%

N/M = Not meaningful

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

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated revenues from our oil & gas market sector for the three months ended June 29, 2012 increased compared with the three months ended July 1, 2011.  Our results for the quarter reflect the acquisition of Flint, which we completed on May 14, 2012.  As our new Oil & Gas Division, Flint generated revenues of $277.5 million from the date of the acquisition through the end of the second quarter on June 29, 2012.  During the quarter, we also benefited from strong demand for the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term MSAs.

Power

	Three Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$52.5	$48.4	$4.1	8.5%
Energy & Construction	275.2	207.9	67.3	32.4%
Power Total	$327.7	$256.3	$71.4	27.9%

Consolidated revenues from our power market sector for the three months ended June 29, 2012 increased compared with the three months ended July 1, 2011.  During the quarter, we experienced a significant increase in revenues from projects involving the retrofit of coal-fired power plants with air quality control systems that reduce sulfur dioxide, mercury and other emissions to help utilities comply with regulatory mandates.  We also benefited from steady demand for the services we provide to retrofit and upgrade existing nuclear power plants to increase the generating capacity and extend the service life of these facilities.  In addition, revenues increased from the compliance, permitting and remediation services we provide to utilities to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.  Revenues also grew from our work upgrading and modernizing transmission and distribution systems.

Industrial

	Three Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Industrial Market Sector: (1)
Infrastructure & Environment	$173.5	$203.4	$(29.9)	(14.7%)
Energy & Construction	123.3	112.3	11.0	9.8%
Industrial Total	$296.8	$315.7	$(18.9)	(6.0%)

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

Consolidated revenues from our industrial market sector for the three months ended June 29, 2012 declined compared with the three months ended July 1, 2011.  The decline in revenues was primarily due to the completion of a large-scale engineering and construction project for a mining operation in Australia, which experienced high levels of activity and generated significant revenues in the comparable period last year.  The decline was partially offset by increased demand for the facilities management services we provide to manufacturing clients.  This resulted in new contract wins, as well as increased activity on existing contracts, as our manufacturing clients continued to outsource non-core functions to control costs and maximize efficiency.

RESULTS OF OPERATIONS

The Three Months Ended June 29, 2012 Compared with the Three Months Ended July 1, 2011

Consolidated

	Three Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages and per share amounts)	2012 (1)	2011 (2)	(Decrease)	(Decrease)
		As Revised (3)
Revenues	$2,690.7	$2,360.3	$330.4	14.0%
Cost of revenues	(2,527.5)	(2,228.3)	299.2	13.4%
General and administrative expenses	(19.4)	(19.0)	0.4	2.1%
Acquisition-related expenses	(11.3)	(1.0)	10.3	1030.0%
Equity in income of unconsolidated joint ventures	17.0	38.6	(21.6)	(56.0%)
Operating income	149.5	150.6	(1.1)	(0.7%)
Interest expense	(20.7)	(5.1)	15.6	305.9%
Other expenses	(9.2)	—	9.2	N/M
Income before income taxes	119.6	145.5	(25.9)	(17.8%)
Income tax expense	(40.5)	(45.5)	(5.0)	(11.0%)
Net income including noncontrolling interests	79.1	100.0	(20.9)	(20.9%)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(25.5)	(33.2)	(7.7)	(23.2%)
Net income attributable to URS	$53.6	$66.8	$(13.2)	(19.8%)

Diluted earnings per share	$0.72	$0.86	$(0.14)	(16.3%)

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(3)
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

Revenues

	Three Months Ended
(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Three months ended

June 29, 2012	$966.3	$718.2	$777.9	$277.5	$(49.2)	$2,690.7
July 1, 2011	929.5	668.6	810.5	—	(48.3)	2,360.3
Increase (decrease)	36.8	49.6	(32.6)	277.5	0.9	330.4
Percentage increase (decrease)	4.0%	7.4%	(4.0%)	N/M	1.9%	14.0%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues increased for the three months ended June 29, 2012 compared to the three months ended July 1, 2011.  The increase was primarily due to strong demand during the quarter for the environmental and engineering work we perform for clients in the oil and gas industry.  Revenues also increased from the compliance, permitting and remediation services we provide to power companies to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.  In addition, we experienced increased activity on projects for the DOD involving the design and construction of military facilities and the upgrade of related infrastructure, as well as from our work for the Federal Emergency Management Agency (“FEMA”) providing disaster response and recovery services following natural disasters.  Revenues also grew from the planning, engineering and program and construction management services we provide to expand surface and rail transportation networks, as well as from our work providing program management services to international aid agencies in support of economic development efforts in developing nations.

By contrast, revenues declined from our work modernizing and expanding air transportation networks; water storage, conveyance and treatment systems; and educational institutions and other facilities.  We also experienced a decline in revenues from the environmental and engineering services we provide to industrial and mining clients.  The results in our mining market sector also reflect the completion of a large engineering and construction assignment in the comparable period last year, which has not been replaced by a similar, large-scale project.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues increased for the three months ended June 29, 2012 compared to the three months ended July 1, 2011.  During the quarter, we benefited from strong demand for the services we provide to maintain, repair and overhaul vehicles, aircraft and other military equipment.  Revenues also grew from our work for the U.S. Army managing the destruction of chemical weapons stockpiles.  During the quarter, we recognized a performance-based incentive fee from the early completion of a project milestone at a chemical agent disposal facility.  In addition, revenues increased from the growth of our federal IT services business as a result of the acquisition of Apptis, which we acquired in June 2011 and now operates as part of our Federal Service Division’s Information Solutions business.  This business generated $56.1 million in revenues for the three months ended June 29, 2012, compared to $27.6 million in the comparable quarter last year.

These increases were partially offset by a decrease in revenues from the services we provide to modernize aging weapons systems and develop new systems.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues for the three months ended June 29, 2012 decreased compared with the three months ended July 1, 2011.  The decrease is primarily due to the timing of the completion of a large power project and large infrastructure project, compared to the start-up of replacement projects.  Revenues during the engineering and early construction tend to be lower than revenues during active construction.  During the three months ended July 1, 2011 there were more projects in active construction compared to the three months ended June 29, 2012.  As a result, revenues for the three months ended June 29, 2012 were relatively lower than for the three months ended July 1, 2011.  Additionally, federal funding decreases, including the completion of ARRA stimulus funded projects, contributed to a decrease in revenues for our work providing nuclear management services to the DOE.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the three months ended June 29, 2012, reflect operating activities starting from May 14, 2012, the Flint acquisition date.  Our Oil & Gas Division’s revenues are derived from oilfield services including facility and pipeline construction, transportation, and maintenance services for the oil and gas industry in the U.S. and Canada.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Three months ended

June 29, 2012	$(902.7)	$(660.1)	$(738.8)	$(275.1)	$49.2	$(2,527.5)
July 1, 2011	(876.2)	(623.5)	(776.9)	—	48.3	(2,228.3)
Increase (decrease)	26.5	36.6	(38.1)	275.1	0.9	299.2
Percentage increase (decrease)	3.0%	5.9%	(4.9%)	N/M	1.9%	13.4%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the three months ended June 29, 2012 increased compared with the three months ended July 1, 2011.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.

For the three months ended June 29, 2012, our revenues from the Federal Services Division increased faster than cost of revenues, primarily due to the recognition of performance-based incentive fees on various projects.  Consolidated cost of revenues as a percent of revenues improved from 94.4% for the three months ended July 1, 2011 to 93.9% for the three months ended June 29, 2012, reflecting the impact of the incentive fee noted above.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”) expenses for the three months ended June 29, 2012 increased by 2.1% compared with the three months ended July 1, 2011. Consolidated G&A expenses as a percent of revenues was 0.7% for the three months ended June 29, 2012 compared to 0.8% for the three months ended July 1, 2011.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the three months ended June 29, 2012 were $11.3 million, which related to our acquisition of Flint.  Our consolidated acquisition-related expenses for the three months ended July 1, 2011 were $1.0 million, which related primarily to our acquisition of Apptis in June 2011.

Acquisition-related expenses generally include legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.

Equity in Income (Loss) of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Total
Three months ended

June 29, 2012	$(1.0)	$1.7	$15.7	$0.6	$17.0
July 1, 2011	1.1	1.6	35.9	—	38.6
Increase (decrease)	(2.1)	0.1	(20.2)	0.6	(21.6)
Percentage increase (decrease)	(190.9%)	6.2%	(56.3%)	N/M	(56.0%)

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income (loss) of unconsolidated joint ventures for the three months ended June 29, 2012 decreased compared with the three months ended July 1, 2011.  The decrease was primarily attributable to a $9.5 million decrease in earnings from nuclear management, operations and cleanup projects in the U.K., a $9.5 million favorable settlement on a highway construction project during the three months ended June 29, 2011, and a $2.5 million decrease on a DOE clean-up project due to the timing of recognizing target cost savings and other performance-based earnings.

Operating Income

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Corporate	Total
Three months ended

June 29, 2012	$62.6	$59.8	$54.8	$3.0	$(30.7)	$149.5
July 1, 2011	54.3	45.8	69.5	—	(19.0)	150.6
Increase (decrease)	8.3	14.0	(14.7)	3.0	11.7	(1.1)
Percentage increase (decrease)	15.3%	30.6%	(21.2%)	N/M	61.6%	(0.7%)

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income for the three months ended June 29, 2012 was 5.6% compared to 6.4% for the three months ended July 1, 2011.  The increase in operating income was primarily due to the recognition of performance-based incentive fees from work performed by our Federal Services Division managing chemical demilitarization programs in the U.S.  This increase was partially offset by acquisition-related expenses, the wind down of projects and a decrease in equity in income of unconsolidated joint ventures described above.  See the detailed discussion in operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income as a percentage of revenues was 6.5% for the three months ended June 29, 2012 compared to 5.8% for the three months ended July 1, 2011.  The increase in operating income was mainly attributable to higher revenue recognized in the three months ended June 29, 2012 as compared to the three months ended July 1, 2011.  These increases were partially offset by the additional use of subcontractors and greater employee benefit costs in certain regions.  Overall, overhead costs as a percentage of revenues, decreased from 34.2% for the three months ended July 1, 2011 to 30.4% for the three months ended June 29, 2012.

The Federal Service Division’s Operating Income

Operating income as a percentage of revenues was 8.3% for the three months ended June 29, 2012 compared to 6.9% for the three months ended July 1, 2011.  The increase in operating income was primarily due to a $7.1 million increase in net performance-based incentive fees from work managing chemical demilitarization programs recognized in the current quarter compared to the second quarter of 2011.  This increase was partially offset by delayed awards of new task orders under existing contracts.

The Energy & Construction Division’s Operating Income

Operating income as a percentage of revenues was 7.0% for the three months ended June 29, 2012 compared to 8.6% for the three months ended July 1, 2011.  The decrease in operating income was primarily due to the $20.2 million decrease in equity in income of unconsolidated joint ventures described above and an $18.4 million decline resulting from the substantial completion of a levee construction project in New Orleans in the prior year.  These decreases were partially offset by an increase of $5.8 million on a new air quality control project and a $10.8 million loss in the prior period on a common sulfur project.

The Oil & Gas Division’s Operating Income

The Oil & Gas Division’s operating income for the three months ended June 29, 2012, reflect activities for the seven-week period from May 14, 2012, the effective date of the Flint acquisition for financial reporting purposes.  The operating income includes $8.6 million of amortization of intangible assets in connection with Flint acquisition.

Interest Expense

Our consolidated interest expense for the three months ended June 29, 2012 increased by $15.6 million or 305.9% compared with the three months ended July 1, 2011.  This increase was primarily due to the interest expense incurred on the senior notes that we issued in the first quarter of 2012 and the borrowings from our revolving line of credit to fund the Flint acquisition in the second quarter of 2012.

Other Expenses

Our consolidated other expenses for the three months ended June 29, 2012 represents foreign currency losses of $6.4 million recognized on intercompany financing arrangements and a net loss of $2.8 million recognized on foreign currency forward contracts during the second quarter of 2012.

Income Tax Expense

Our effective income tax rate for the three months ended June 29, 2012 increased to 33.9% from 31.3% for the three months ended July 1, 2011.

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Our noncontrolling interests in income of consolidated subsidiaries, net of tax decreased by $7.7 million or 23.2% in the three months ended June 29, 2012 compared with the three months ended July 1, 2011.  The decrease in noncontrolling interests in income of consolidated subsidiaries, net of tax was primarily due to lower earnings from one of our U.K. joint ventures and the substantial completion of a levee construction project in New Orleans in the prior year.  These decreases were partially offset by higher activity on air quality control projects.

The Six Months Ended June 29, 2012 Compared with the Six Months Ended July 1, 2011

Revenues by Market Sectors

	Six Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Revenues by Market Sectors:
Federal (1)	$2,327.3	$2,224.4	$102.9	4.6%
Infrastructure	886.0	978.7	(92.7)	(9.5%)
Oil & Gas (2,3)	627.4	313.3	314.1	100.3%
Power	619.7	556.6	63.1	11.3%
Industrial (3)	591.8	607.1	(15.3)	(2.5%)
Total revenues, net of eliminations	$5,052.2	$4,680.1	$372.1	8.0%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(3)
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

Consolidated Revenues by Market Sectors

Our consolidated revenues for the six months ended June 29, 2012 were $5.1 billion, an increase of $372.1 million, or 8.0%, compared with the six months ended July 1, 2011.

See the discussion of revenues by market sector below for more detail.

Federal

	Six Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$355.2	$310.3	$44.9	14.5%
Federal Services (1)	1,434.9	1,249.3	185.6	14.9%
Energy & Construction	537.2	664.8	(127.6)	(19.2%)
Federal Total	$2,327.3	$2,224.4	$102.9	4.6%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

Consolidated revenues from our federal market sector for the six months ended June 29, 2012 increased compared with the six months ended July 1, 2011.  Our six-month results in the federal market sector were affected by the same factors outlined in the revenue discussion of our results for the three month period ended June 29, 2012.  Revenues increased from our work maintaining, repairing and overhauling aircraft, ground vehicles and other military equipment; managing the destruction of the U.S. chemical weapons stockpiles; providing IT services to federal clients; and detecting, securing and eliminating weapons of mass destruction at locations worldwide.

By contrast, revenues declined from the services we provide for the development of new weapons systems and the modernization of aging weapons systems.  The decline in revenues from these activities was largely due to delays in the award of new contracts and task orders under existing contracts.  Revenues also declined from the nuclear management services we provide to the DOE, due largely to the completion of cleanup and closure services at a former nuclear fuel reprocessing facility in the comparable period last year and lower activity on other DOE projects.

Infrastructure

	Six Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$775.6	$790.2	$(14.6)	(1.8%)
Energy & Construction	110.4	188.5	(78.1)	(41.4%)
Infrastructure Total	$886.0	$978.7	$(92.7)	(9.5%)

Consolidated revenues from our infrastructure market sector for the six months ended June 29, 2012 declined compared with the six months ended July 1, 2011.  Our six-month results in the infrastructure market sector were affected by the same factors outlined in the revenue discussion of our results for the three-month period ended June 29, 2012.  The decline in infrastructure revenues was primarily due to the completion of a levee construction project in New Orleans in the comparable period last year; lower activity on a dam construction project; and a project close-out and favorable settlement agreement reached on a light rail project in the comparable period last year.  Revenues also declined from the services we provide to modernize and expand airports and water storage, conveyance and treatment systems.  These declines were partially offset by an increase in revenues from the planning, design, engineering, and program and construction management services we provide to expand surface and rail transportation infrastructure, and ports and harbors.

Oil & Gas

	Six Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Oil & Gas Market Sector: (1)
Infrastructure & Environment	$260.3	$215.9	$44.4	20.6%
Energy & Construction	89.6	97.4	(7.8)	(8.0%)
Oil & Gas (2)	277.5	—	277.5	N/M
Oil & Gas Total	$627.4	$313.3	$314.1	100.3%

N/M = Not meaningful

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

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated revenues from our oil & gas market sector for the six months ended June 29, 2012 increased compared with the six months ended July 1, 2011.  Our six-month results in the oil and gas market sector were affected by the same factors outlined in the revenue discussion of our results for the three month period ended June 29, 2012.  In addition, our results for the first six months of 2012 reflect the acquisition of Flint, which we completed on May 14, 2012.  Our new Oil & Gas Division generated revenues of $277.5 million from the date of the acquisition through the end of the second quarter on June 29, 2012.  We also benefited from strong demand for the environmental and engineering services we provide to oil and gas clients through long-term MSAs.  Revenues also increased due to high levels of activity on an assignment to construct a natural gas storage facility in Louisiana.

Power

	Six Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$107.9	$101.2	$6.7	6.6%
Energy & Construction	511.8	455.4	56.4	12.4%
Power Total	$619.7	$556.6	$63.1	11.3%

Consolidated revenues from our power market sector for the six months ended June 29, 2012 increased compared with the six months ended July 1, 2011.  Our six-month results in the power market sector were affected by many of the same factors outlined in the revenue discussion of our results for the three month period ended June 29, 2012.  Revenues increased from projects involving the retrofit of coal-fired power plants with air quality control systems.  In addition, revenues increased from the compliance, permitting and remediation services we provide to utilities, as well as from our work upgrading and modernizing transmission and distribution systems.  By contrast, revenues declined from the services we provide to retrofit and upgrade existing nuclear power plants, primarily due to the timing of the completion of these types of projects compared to the start-up of similar assignments.

Industrial

	Six Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Industrial Market Sector: (1)
Infrastructure & Environment	$357.0	$391.6	$(34.6)	(8.8%)
Energy & Construction	234.8	215.5	19.3	9.0%
Industrial Total	$591.8	$607.1	$(15.3)	(2.5%)

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

Consolidated revenues from our industrial market sector for the six months ended June 29, 2012 declined compared with the six months ended July 1, 2011.  Our six-month results in the industrial market sector were affected by the same factors outlined in the revenue discussion of our results for the three-month period ended June 29, 2012.  The decline in revenues was primarily due to the completion of a large-scale engineering and construction project for a mining operation in Australia, which experienced high levels of activity and generated significant revenues in the comparable period last year.  The decline was partially offset by increased demand for the facilities management services we provide to manufacturing clients, which resulted in new contract wins and increased activity on existing contracts.

The Six Months Ended June 29, 2012 Compared with the Six Months Ended July 1, 2011

Consolidated

	Six Months Ended
				Percentage
	June 29,	July 1,	Increase	Increase
(In millions, except percentages and per share amounts)	2012 (1)	2011 (2)	(Decrease)	(Decrease)
		As Revised(3)
Revenues	$5,052.2	$4,680.1	$372.1	8.0%
Cost of revenues	(4,730.7)	(4,431.1)	299.6	6.8%
General and administrative expenses	(39.4)	(41.4)	(2.0)	(4.8%)
Acquisition-related expenses	(16.9)	(1.0)	15.9	1590.0%
Equity in income of unconsolidated joint ventures	45.7	76.0	(30.3)	(39.9%)
Operating income	310.9	282.6	28.3	10.0%
Interest expense	(30.5)	(10.2)	20.3	199.0%
Other expenses	(6.7)	—	6.7	N/M
Income before income taxes	273.7	272.4	1.3	0.5%
Income tax expense	(89.1)	(84.5)	4.6	5.4%
Net income including noncontrolling interests	184.6	187.9	(3.3)	(1.8%)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(51.3)	(59.0)	(7.7)	(13.1%)
Net income attributable to URS	$133.3	$128.9	$4.4	3.4%

Diluted earnings per share	$1.79	$1.65	$0.14	8.5%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(3)
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

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Six months ended

June 29, 2012	$1,930.4	$1,435.3	$1,503.6	$277.5	$(94.6)	$5,052.2
July 1, 2011	1,839.4	1,249.8	1,676.8	—	(85.9)	4,680.1
Increase (decrease)	91.0	185.5	(173.2)	277.5	8.7	372.1
Percentage increase (decrease)	4.9%	14.8%	(10.3%)	N/M	10.1%	8.0%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues increased for the six months ended June 29, 2012 compared to the six months ended July 1, 2011.  The increase was primarily due to strong demand for the environmental and engineering work we perform for clients in the oil and gas industry, as well as for the compliance, permitting and remediation services we provide to power companies to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.  In addition, we experienced increased activity on design and construction projects for the DOD, and revenues increased from our work providing disaster response and recovery services to FEMA.  Revenues also grew from the services we provide to expand and modernize surface and rail transportation networks, as well as from our work providing program management services to international aid agencies in support of economic development efforts.  By contrast, revenues declined from projects involving air transportation infrastructure; water storage, conveyance and treatment systems; and healthcare institutions and other facilities.  In addition, revenues declined from the environmental and engineering services we provide to industrial and mining clients.  Our results in mining market sector reflect the completion of a large engineering and construction assignment in the comparable period last year, which has not been replaced by a similar, large-scale project.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues increased for the six months ended June 29, 2012 compared to the six months ended July 1, 2011.  The increase was primarily due to the recognition of $73.2 million in higher performance-based incentive fees in the current year from our work managing chemical demilitarization programs in the U.S.  We also benefitted from strong demand for the services we provide to maintain, repair and overhaul vehicles, aircraft and other military equipment.  In addition, revenues increased from the growth of our federal IT services business as a result of the June 2011 acquisition of Apptis, which generated $115.8 million in revenues for the six months ended June 29, 2012, compared to $27.6 million in the comparable period last year.  These increases were partially offset by a decrease in revenues from the services we provide to modernize aging weapons systems and develop new systems resulting from delays in the award of new contracts and task orders under existing contracts.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues for the six months ended June 29, 2012 decreased compared with the six months ended July 1, 2011.  The decrease is primarily due to the timing of the completion of a large power project and large infrastructure project, compared to the start-up of replacement projects.  Revenues during the engineering and early construction tend to be lower than revenues during active construction.  During the six months ended July 1, 2011 there were more projects in active construction compared to the six months ended June 29, 2012.  As a result, revenues for the six months ended June 29, 2012 were relatively lower than for the six months ended July 1, 2011.  Additionally, federal funding decreases, including the completion of ARRA stimulus funded projects, contributed to a decrease in revenues for our work providing nuclear management services to the DOE.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the six months ended June 29, 2012, reflect operating activities for the seven-week period beginning May 14, 2012, the effective date of the Flint acquisition for financial reporting purposes.  Our Oil & Gas Division’s revenues are derived from oilfield services including facility and pipeline construction, transportation, and maintenance services for the oil and gas industry in the U.S. and Canada.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Six months ended

June 29, 2012	$(1,821.7)	$(1,285.9)	$(1,442.6)	$(275.1)	$94.6	$(4,730.7)
July 1, 2011	(1,731.5)	(1,170.4)	(1,615.1)	—	85.9	(4,431.1)
Increase (decrease)	90.2	115.5	(172.5)	275.1	8.7	299.6
Percentage increase (decrease)	5.2%	9.9%	(10.7%)	N/M	10.1%	6.8%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the six months ended June 29, 2012 increased compared with the six months ended July 1, 2011.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.

For the six months ended June 29, 2012, our revenues from the Federal Services Division increased faster than cost of revenues, primarily due to the recognition of performance-based incentive fees on various projects.  Consolidated cost of revenues as a percent of revenues improved from 94.7% for the six months ended July 1, 2011 to 93.6% for the six months ended June 29, 2012, reflecting the impact of the incentive fees noted above.  See “Operating Income” for further discussion.

General and Administrative Expenses

Our consolidated G&A expenses for the six months ended June 29, 2012 decreased by 4.8% compared with the six months ended July 1, 2011.  Consolidated G&A expenses as a percent of revenues were 0.8% for the six months ended June 29, 2012 compared to 0.9% for the six months ended July 1, 2011.  The decrease in G&A expenses was due to decreases in benefit and severance costs.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the six months ended June 29, 2012 were $16.9 million, which related to our acquisition of Flint in May 2012.  Our consolidated acquisition-related expenses for the six months ended July 1, 2011 were $1.0 million, respectively, which related primarily to our acquisition of Apptis in June 2011.

Acquisition-related expenses generally include legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.

Equity in Income (Loss) of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Total
Six months ended

June 29, 2012	$(0.1)	$3.3	$41.9	$0.6	$45.7
July 1, 2011	2.1	3.1	70.8	—	76.0
Increase (decrease)	(2.2)	0.2	(28.9)	0.6	(30.3)
Percentage increase (decrease)	(104.8%)	6.5%	(40.8%)	N/M	(39.9%)

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income (loss) of unconsolidated joint ventures for the six months ended June 29, 2012 decreased compared with the six months ended July 1, 2011.  The decreased was primarily attributable to an $18.3 million decrease in earnings from nuclear management, operations and cleanup projects in the U.K., a $9.5 million favorable settlement on a highway construction project during the six months ended July 1, 2011 as compared to $3.7 million of favorable final project close-out settlements in the current year, and a $6.5 million decrease on a DOE clean-up project due to the timing of recognizing target-cost savings and other performance-based earnings.

Operating Income

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Corporate	Total
Six months ended

June 29, 2012	$108.6	$152.7	$102.9	$3.0	$(56.3)	$310.9
July 1, 2011	109.9	81.6	132.5	—	$(41.4)	282.6
Increase (decrease)	(1.3)	71.1	(29.6)	3.0	$14.9	28.3
Percentage increase (decrease)	(1.2%)	87.1%	(22.3%)	N/M	36.0%	10.0%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income for the six months ended June 29, 2012 was 6.2% compared to 6.0% for the six months ended July 1, 2011.  The increase in operating income was primarily due to the recognition of performance-based incentive fees from work performed by our Federal Services Division managing chemical demilitarization programs in the U.S.  This increase was partially offset by acquisition-related expenses, the wind down of projects and a decrease in equity in income of unconsolidated joint ventures described above.  See the detailed discussion in operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income as a percentage of revenues was 5.6% for the six months ended June 29, 2012 compared to 6.0% for the six months ended July 1, 2011.  The decrease in operating income was caused by the higher use of subcontractors, which provides lower profit margins than activities performed directly by our employees; legal settlements; and higher pension and severance costs in certain regions.  These increases were partially offset by a decrease in employee benefit costs in other regions as well as general cost reductions.  Overhead costs as a percentage of revenues, decreased from 33.8% for the six months ended July 1, 2011 to 31.8% for the six months ended June 29, 2012.

The Federal Service Division’s Operating Income

Operating income as a percentage of revenues was 10.6% for the six months ended June 29, 2012 compared to 6.5% for the six months ended July 1, 2011.  The increase in operating income was primarily due to a $68.6 million increase in net performance-based incentive fees from work managing chemical demilitarization programs recognized in the current year compared to the corresponding period in 2011.  This increase was partially offset by delayed awards of new task orders under existing contracts.

The Energy & Construction Division’s Operating Income

Operating income as a percentage of revenues was 6.8% for the six months ended June 29, 2012 compared to 7.9% for the six months ended July 1, 2011.  The decrease in operating income was primarily due to the $28.9 million decrease in equity in income of unconsolidated joint ventures described above, a $22.3 million decline resulting from the substantial completion of a levee construction project in New Orleans in the prior year and a $13.6 million prior comparative period impact related to the recognition of target cost savings at an air quality control services project.  These decreases were partially offset by an increase of $22.5 million, consisting of a $3.1 million current period insurance recovery as compared to a prior period loss of $19.4 million, on a common sulfur project.

The Oil & Gas Division’s Operating Income

The Oil & Gas Division’s operating income for the six months ended June 29, 2012, reflect activities for the seven-week period from May 14, 2012, the effective date of the Flint acquisition for financial reporting purposes.  The operating income includes $8.6 million of amortization of intangible assets in connection with Flint acquisition.

Interest Expense

Our consolidated interest expense for the six months ended June 29, 2012 increased by $20.3 million or 199.0% compared with the six months ended July 1, 2011.  This increase was primarily due to the interest expense incurred on the senior notes that we issued in the first quarter of 2012 and the borrowings from our revolving line of credit to fund the Flint acquisition in the second quarter of 2012.

Other Expenses

Our consolidated other expenses for the six months ended June 29, 2012 represents foreign currency losses of $6.4 million recognized on intercompany financing arrangements and a net loss of $0.3 million recognized on foreign currency forward contracts during the six months ended June 29, 2012.

Income Tax Expense

Our effective income tax rate for the six months ended June 29, 2012 increased to 32.6% from 31.0% for the six months ended July 1, 2011.

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Our noncontrolling interests in income of consolidated subsidiaries, net of tax decreased by $7.7 million or 13.1% for the six months ended June 29, 2012 compared with the six months ended July 1, 2011.  The decrease in noncontrolling interests in income of consolidated subsidiaries, net of tax was primarily due to lower earnings from one of our U.K. joint ventures and the substantial completion of a levee construction project in New Orleans in the prior year.  These decreases were partially offset with higher activity at air quality control services projects.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	June 29,	July 1,
(In millions)	2012	2011
Cash flows from operating activities	$14.9	$262.9
Cash flows from investing activities	(1,384.0)	(320.2)
Cash flows from financing activities	1,220.9	(82.7)

Overview

Our primary sources of liquidity are collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings related to our Senior Notes, term loan, and lines of credit.  Our primary uses of cash are to fund working capital, acquisitions, income tax payments, and capital expenditures; to service our debt; to pay dividends; to repurchase our common stock; and to make distributions to the noncontrolling interests in our consolidated joint ventures.

Our cash flows from operations are primarily impacted by fluctuations in working capital requirements, which are affected by numerous factors, including the billing and payment terms of our contracts, the stage of completion of contracts performed by us, the timing of payments to vendors, subcontractors, and joint ventures, and the changes in income tax and interest payments, as well as unforeseen events or issues that may have an impact on our working capital.

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At June 29, 2012 and December 30, 2011, restricted cash was $21.0 million and $21.0 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  At June 29, 2012 and December 30, 2011, cash and cash equivalents included $69.6 million and $91.4 million, respectively, of cash held by our consolidated joint ventures, which is available only to fund activities and obligations related to the joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) represent our primary sources of cash inflows from operations.  Unbilled Accounts Receivable represents amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, Unbilled Accounts Receivable may not be billable for periods generally extending from two to six months and, rarely, beyond a year.  As of June 29, 2012 and December 30, 2011, significant unapproved change orders and claims, which are included in Unbilled Accounts Receivable, collectively represented approximately 1% and 2%, respectively, of our gross accounts receivable and Unbilled Accounts Receivable.

Net Accounts Receivable, which is comprised of accounts receivable and Unbilled Accounts Receivable, net of receivable allowances, at June 29, 2012 was $3.0 billion, an increase of $632.7 million, or 26.5% over the balance at December 30, 2011.  The increase was primarily the result of $480.9 million from the Flint acquisition and $67.8 million from accruals related to large performance-based incentive awards.  The remaining difference relates to normal flows within the billing cycle.

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

As of June 29, 2012 and December 30, 2011, our receivable allowances represented 1.25% and 1.77%, respectively, of the combined total accounts receivable and Unbilled Accounts Receivable.  We believe that our allowance for doubtful accounts receivable as of June 29, 2012 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of June 29, 2012 and December 30, 2011 were $280.1 million and $310.8 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  Our DSO increased from 79 days as of December 30, 2011 to 84 days as of June 29, 2012.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which increased from 80.6% at July1, 2011 to 86.8% at December 30, 2011 and to 92.5% at June 29, 2012.  We calculate this ratio by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter.  Because we acquired Flint on May 14, 2012, an adjustment was made to normalize Flint’s revenues in computing both DSO and the Ratio.

The factors that affect the Ratio also have the same effect on DSO.  The increases in the Ratio, and therefore the increases in DSO, occurred primarily for the following reasons:

•
Accruals of amounts earned from performance-based incentives under long-term U.S. federal government contracts added 4.3% to our ratio of accounts receivable to revenues for the quarter ended December 30, 2011 and 5.3% for the quarter ended June 29, 2012.  These amounts were included in costs and accrued earnings in excess of billings on contracts and they become billable as provided under the terms of the contracts to which they relate.  We do not expect to bill for these incentives until 2013. Our costs and accrued earnings in excess of billings on contracts included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.

•
Adjustments on some U.S. federal government contracts from bi-monthly to monthly billing cycles, U.S. federal government agency billing requirements changes and invoice reviews by the Defense Contract Audit Agency have caused delays and re-billings, adding 1.0% to our ratio of accounts receivable to revenues for the quarter ended December 30, 2011 and 1.6% for the quarter ended June 29, 2012.

•
The accrual of performance incentive on a DOE nuclear cleanup project added 3.3% to our ratio of accounts receivable to revenues for the quarter ended June 29, 2012.  These amounts were included in costs and accrued earnings in excess of billings on contracts and they become billable as provided under the terms of the contracts to which they relate.  We do not expect to bill for these incentives until 2014.

•	Other, smaller increases in the ratio of accounts receivable to revenues were caused by:

o	Accruals related to reimbursement under U.S. federal government contracts for employee “stay-and-perform” incentive payments;

o	Accruals related to the procurement of equipment to be installed on a cost-reimbursable power project;

o	The consumption of an advanced payment on a power project; and

o	Timing of billing related to increased reachback activity in 2012 at a nuclear management, operations and cleanup project in the U.K.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, to pay income taxes, and to service our debt for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 15, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1  Item 1 of this report, which may adversely affect our liquidity and capital resources.

Acquisition

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint's debt prior to the closing of the transaction in exchange for a promissory note from Flint.  On the date of acquisition, Flint had outstanding Canadian senior notes with a face value of C$175.0 million (US$175.0 million), in addition to $31.6 million of other indebtedness.

On March 15, 2012, we issued two Senior Notes with an aggregate principal amount of $1.0 billion.  We used the net proceeds from the notes together with borrowings from our 2011 Credit Facility to finance our acquisition of Flint.  See Note 8, “Indebtedness,” to our Condensed Consolidated Financial Statements included under Part 1 - Item 1 of this report, for more information regarding the Senior Notes.

Dividend Program

On February 24, 2012, our Board of Directors approved the initiation of a regular quarterly cash dividend program.  The Board authorized an initial $0.20 per common share quarterly dividend, which was equal to $15.5 million in the aggregate, with a record date of March 16, 2012 and a payment date of April 6, 2012.  On May 4, 2012, the Board declared a quarterly cash dividend of $0.20 per common share, which was equal to $15.4 million in the aggregate, with a record date of June 15, 2012 and a payment date of July 6, 2012.  On August 3, 2012, the Board declared a quarterly cash dividend of $0.20 per common share with a record date of September 14, 2012 and a payment date of October 5, 2012.  Future dividends are subject to approval by our Board of Directors, or pursuant to delegated authority, the Audit Committee of the Board.

Operating Activities

The decrease in cash flows from operating activities for the six months ended June 29, 2012, compared to the six months ended July 1, 2011, was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, employer contribution payments to our 401(k) plan, payments on project incentive awards, and an increase in interest payments and acquisition expenses, partially offset by a decrease in income tax payments.

In 2011, we merged the Energy & Construction Division’s 401(k) plan into the company-wide 401(k) plan and the timing of employer contributions was shifted from a bi-weekly basis to an annual basis.  Prior to the merger of the plans, we generally made the employer contributions for the Energy & Construction Division’s 401(k) plan within the same fiscal year in which the benefits were earned.  Under the merged plan, we expect to pay the contributions in the first quarter following the end of the fiscal year.  Due to the difference in timing of contributions made, we paid $37.5 million more in contributions during the six months ended June 29, 2012 compared to the same period last year.  If the plans were not merged, the majority of these contributions would have been made in 2011.

Investing Activities

Cash flows used for investing activities of $1.4 billion during the six months ended June 29, 2012 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $1.3 billion; and

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $49.0 million.

These cash flows were partially offset by:

•	proceeds from disposal of property and equipment of $13.0 million, mainly resulting from the residual payment received on the close out and settlement of mining projects in Jamaica.

Cash flows used for investing activities of $320.2 million during the six months ended July 1, 2011 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $278.8 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $31.3 million; and

•	disbursements related to advances to unconsolidated joint ventures of $12.0 million.

For the remainder of fiscal year 2012, we expect to incur approximately $72 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows generated from financing activities of $1.2 billion during the six months ended June 29, 2012 consisted of the following significant activities:

•	proceeds of our Senior Notes, net of debt discount and issuance costs, of $990.1 million;

•	net borrowings from our revolving line of credit of $296.4 million; and

•	net change in overdrafts of $30.8 million.

These cash flows were partially offset by:

•	repurchases of our common stock of $40.0 million;

•	distributions to noncontrolling interests of consolidated joint ventures of $35.2 million; and

•	dividend payments of $14.9 million.

Cash flows used for financing activities of $82.7 million during the six months ended July 1, 2011 consisted of the following significant activities:

•	repurchases of our common stock of $136.7 million; and

•	distributions to noncontrolling interests of consolidated joint ventures of $38.6 million.

These cash flows were partially offset by:

•	net borrowings from our revolving line of credit of $50.0 million; and

•	net change in overdrafts of $32.3 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of June 29, 2012:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of June 29, 2012:
2011 Credit Facility (1)	$700.0	$26.2	$113.8	$560.0	$—	$—
3.85% Senior Notes (2)	400.0	—	—	400.0	—	—
5.00% Senior Notes (2)	600.0	—	—	—	600.0	—
7.50% Canadian Notes (2)	169.3	—	—	—	169.3	—
Revolving line of credit	320.0	—	—	320.0	—	—
Capital lease obligations (1)	52.8	23.6	20.8	8.4	—	—
Notes payable, foreign credit lines and other indebtedness	51.6	37.8	11.1	2.7	—	—
Total debt	2,293.7	87.6	145.7	1,291.1	769.3	—
Operating lease obligations (3)	796.5	202.5	279.9	143.3	170.8	—
Pension and other retirement plans funding requirements (4)	618.5	193.4	85.1	88.3	251.7	—
Interest (5)	540.5	77.5	146.0	139.9	177.1	—
Dividends payable (6)	15.7	15.2	0.5	—	—	—
Purchase obligations (7)	12.2	8.9	3.3	—	—	—
Asset retirement obligations (8)	13.1	0.2	4.2	3.3	5.4	—
Other contractual obligations (9)	36.7	17.9	1.9	1.5	—	15.4
Total contractual obligations	$4,326.9	$603.2	$666.6	$1,667.4	$1,374.3	$15.4

(1)	Amounts shown exclude unamortized debt issuance costs of $4.3 million for our 2011 Credit Facility. For capital lease obligations, amounts shown exclude interest of $1.7 million.

(2)	Amounts shown exclude unamortized discount for the 3.85% and 5.00% Senior Notes of $1.1 million, and unamortized premium for the 7.50% Canadian Notes of $28.8 million.

(3)	Operating leases are predominantly real estate leases.

(4)
Amounts consist of estimated pension and other retirement plan funding requirements, to the extent that we were able to develop reasonable estimates, for various defined benefit, post-retirement, defined contribution, multi-employer, and other retirement plans.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our 2011 Credit Facility and our international credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the 2011 Credit Facility or international credit facilities, we would be unable to issue or renew standby letters of credit and bank guarantees, which would impair our ability to maintain normal operations.  As of June 29, 2012, we had $130.7 million in standby letters of credit outstanding under our 2011 Credit Facility and $31.9 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $0.9 million as of June 29, 2012.

•	We have guaranteed several of our foreign credit facilities and bank guarantee lines. The aggregate amount of these guarantees was $65.1 millionas of June 29, 2012.

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

2011 Credit Facility

As of both June 29, 2012 and December 30, 2011, the outstanding balance of the term loan under our 2011 Credit Facility was $700.0 million. As of June 29, 2012 and December 30, 2011, the interest rates applicable to the term loan were 1.75% and 1.80%, respectively. Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of June 29, 2012.

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  As of June 29, 2012, the outstanding balance of the Senior Notes was $998.9 million, net of $1.1 million of discount.

Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2012.  The net proceeds of the Senior Notes were used to fund the acquisition of Flint.  We may redeem the Senior Notes, in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount, plus a "make-whole" premium and accrued and unpaid interest as described in the indenture.  In addition, we may redeem all or a portion of the 5.00% Senior Notes at any time on or after the date that is three months prior to the maturity date of those Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.  We may also, at our option, redeem the Senior Notes, in whole, at 100% of the principal amount and accrued and unpaid interest upon the occurrence of certain events that result in an obligation to pay additional amounts as a result of certain specified changes in tax law described in the indenture.  Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of the purchase.  We are generally not limited under the indenture governing the Senior Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions.

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

On May 14, 2012, we guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$175.0 million).  The Canadian Notes mature on June 15, 2019 and bear interest at 7.5% per year, payable in equal installments semi-annually in arrears on June 15 and December 15 of each year.  As of June 29, 2012, the outstanding balance of the Canadian Notes was $198.1 million, including $28.8 million of premium.

The Canadian Notes are Flint’s direct senior unsecured obligations and rank pari passu, subject to statutory preferred exceptions, with URS’ debt.  Prior to June 15, 2014, we may redeem up to 35.0% of the principal amount of the outstanding Canadian Notes with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 107.5% of the principal amount of the Canadian Notes, provided that at least 65.0% of the aggregate principal amount of the Canadian Notes remain outstanding.  We may also redeem the Canadian Notes prior to June 15, 2015 at a redemption price equal to 100.0% of the principal amount of the Canadian Notes plus an applicable premium.  We may also redeem the Canadian Notes on or after June 15, 2015 at a redemption price equal to 103.8% of the principal amount if redeemed in the twelve-month period beginning June 15, 2015; at a redemption price equal to 101.9% of the principal amount if redeemed in the twelve-month period beginning June 15, 2016 and at a redemption price equal to 100.0% of the principal amount if redeemed in the period beginning June 15, 2017 before maturity.

Upon the occurrence of a change in control, Canadian Notes holders have a right to require that their Notes be redeemed at a cash price equal to 101.0% of the principal amount of the Canadian Notes.  Our acquisition of Flint constituted a change in control under the Canadian Note indenture and, as a result, the holders of the Canadian Notes had the right to require that their Notes be redeemed.  The Canadian Notes also contain covenants limiting us and some of our subsidiaries’ ability to create liens and restricts them from amalgamating, consolidating or merging with or into or winding up or dissolving into another person or selling, leasing, transferring, conveying or otherwise disposing of or assigning all or substantially all of their assets.  The Canadian Notes also contain covenants, which are suspended as long as the Canadian Notes have investment grade ratings that would restrict us and some of our subsidiaries from: making restricted payments, incurring indebtedness, selling assets and entering into transactions with affiliates.  As of June 29, 2012, the Canadian Notes carried investment grade ratings.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of June 29, 2012.

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

As of June 29, 2012 and December 30, 2011, we had an outstanding balance of $320.0 million and $23.0 million on our revolving line of credit, respectively.  As of June 29, 2012, we had issued $130.7 million of letters of credit, leaving $549.3 million available under our revolving credit facility.

Other Indebtedness

Notes payable, Loan Notes, and foreign credit lines.  As of June 29, 2012 and December 30, 2011, we had outstanding amounts of $51.6 million and $53.1 million, respectively, in notes payable, five-year loan notes (“Loan Notes”), and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.44% and 4.04% as of June 29, 2012 and December 30, 2011, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of June 29, 2012 and December 30, 2011, we had $35.9 million and $33.7 million, respectively, in lines of credit available under all foreign facilities.  As of June 29, 2012 and December 30, 2011, the total outstanding debt balance of our foreign credit lines was $8.1 million and $10.5 million, respectively.

Capital Leases.  As of June 29, 2012 and December 30, 2011, we had obligations under our capital leases of approximately $52.8 million and $27.3 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Operating Leases.  As of June 29, 2012 and December 30, 2011, we had obligations under our operating leases of approximately $796.5 million and $650.2 million, respectively, consisting primarily of real estate leases.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K, for the year ended December 30, 2011.  There were no material changes to these critical accounting policies during the six months ended June 29, 2012.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 – “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  Based on the outstanding term loan of $700.0 million under our 2011 Credit Facility and an outstanding revolving line of credit balance of $320.0 million, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $5.1 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by the full 1% as our current variable index is 0.25%.  If our variable margin rate drops by 0.25%, it would lower our net-of-tax interest expense by approximately $1.3 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct business in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.  We recorded foreign currency translation losses of $33.7 million and foreign currency translation gains of $5.6 million in “Other comprehensive income” for the three months ended June 29, 2012 and July 1, 2011, respectively.  We recorded foreign currency translation losses of $12.6 million and foreign currency translation gains of $18.7 million in “Other comprehensive income” for the six months ended June 29, 2012 and July 1, 2011, respectively.  We recorded net foreign currency losses of $9.2 million and $6.7 million in “Other expenses” on our Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2012, respectively.

Upon the acquisition of Flint, we entered into intercompany loans between our domestic subsidiaries and our international subsidiaries.  Foreign currency differences arising from the translation of intercompany loans from a foreign currency into the functional currency of an entity, which are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future), are recorded in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets.  Foreign currency differences arising from the translation of other intercompany loans from a foreign currency into the functional currency of an entity are recorded in “Other expenses” on our Condensed Consolidated Statements of Operations.  Therefore, changes between the U.S. Dollar/Canadian Dollar will have a non-cash impact on our consolidated net income as long as the intercompany loan that is not of a long-term investment nature between our domestic and international subsidiaries remains in place.

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

Changes in Internal Control over Financial Reporting

We acquired Flint on May 14, 2012 and are currently in the process of integrating it into our existing internal controls over financial reporting.  There were no other changes in our internal control over financial reporting during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, which has resulted and may continue to result in delays, curtailment or cancellation of proposed and existing projects.  Our clients have been affected by weak economic conditions caused by past declines in the global economy and volatility in the European and global financial markets.  As a result, some clients delayed, curtailed or cancelled proposed and existing projects and may continue to do so.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

The Budget Control Act of 2011 could significantly reduce government spending for the services we provide.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted, which could impose an estimated $1.2 trillion in future federal spending cuts if budget deficit targets are not achieved.  If the federal government does not meet the Budget Control Act targets or does not otherwise delay or change this legislation, then automatic across-the-board budget cuts, or sequestrations, will be mandated across the federal budget in fiscal year 2013.  Any significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operation and financial condition.

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

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge of $825.8 million for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $4.0 billion as of June 29, 2012.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of June 29, 2012, our book of business was estimated at approximately $27.3 billion, which included $14.3 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic volatility.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 46% of our total revenues for the six months ended June 29, 2012.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and Department of Defense (“DOD”) security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

Our services are subject to numerous environmental protection laws and regulations that are complex and stringent.  Our business involves the planning, design, program management, construction and construction management, and operations and maintenance at various sites, including but not limited to pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities.  We also regularly perform work, including oil field and pipeline construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We also own and operate several properties in the U.S. and Canada that have been used for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released.  Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person.  These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed.  For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), and comparable state laws, that impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances for the entire cost of cleanup.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Changes in transportation regulations and other factors may increase our costs and negatively impact our profit margins.

We own a large fleet of trucks and other heavy vehicles to transport drilling rigs and provide fluid hauling and other oil and gas services in North America.  We are subject to national and state regulations that include certain permit requirements of highway and safety authorities.  These regulatory authorities exercise broad powers over our transport operations, generally governing such matters as the authorization to engage in transportation operations, safety, equipment testing and specifications and insurance requirements.  The transportation industry is also subject to regulatory and legislative changes that may impact our operations, such as by requiring changes in fuel emissions limits, vehicle air emissions, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters.  Changes in regulation may increase costs related to truck purchases and maintenance, impair equipment productivity, decrease the residual value of these vehicles and increase operating expenses.

In addition, our transport business is impacted by weather conditions that can restrict our ability to deliver services.  For example, Canadian municipalities and provincial transportation departments enforce seasonal road bans each spring that limit the movement of heavy vehicles and equipment.  Additionally, some Canadian oil and natural gas producing areas are only accessible in the winter months when the ground or waterways are frozen.  Also higher fuel prices may negatively affect our profit margins.

Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs.  We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our profit margin and overall business.

Demand for our oil and gas services fluctuates.

In May 2012, we completed our acquisition of Flint Energy Services Ltd., which significantly increased our oil and gas services in the North America.  Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada.  Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and foreign supply of and demand for oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	available pipeline, storage and other transportation capacity;

•	availability of qualified personnel and lead times associated with acquiring equipment and products;

•	federal, state and local regulation of oilfield activities;

•	the availability of water resources and the cost of disposal and recycling services; and

•	seasonal limitations on access to work locations.

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers.  Lower prices or volatility in prices for oil and natural gas typically decrease spending and drilling activity, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services.  Worldwide political, economic, military and terrorist events as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Revenues from our federal market sector represented 46% of our total revenues for the six months ended June 29, 2012.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has announced its intention to scale back outsourcing of some types of services in favor of “insourcing” jobs to its employees, which could reduce our revenues.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

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

Revenues from our federal market sector represented 46% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 28% of our total revenues for the six months ended June 29, 2012.  In August 2011, legislation passed, which included significant reductions in federal government spending over a ten-year period.  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the six months ended June 29, 2012, our equity in income of unconsolidated joint ventures amounted to $45.7 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

The federal government and some clients have increased the use of target-price and fixed-price contracts.  Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies.  We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform.  If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project.  For example, one of our recently completed construction projects experienced cost increases and schedule delays resulting in cumulative losses of approximately $104.0 million as of June 29, 2012.  If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability and volatility of our earnings as well as have a material adverse impact on our business and earnings.

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

As of June 29, 2012, the outstanding balance of the term loan under our 2011 Credit Facility was $700.0 million.  We had an outstanding balance of $320.0 million under our revolving line of credit as of June 29, 2012.  Our next scheduled payment on our term loan of $8.8 million is due in December 2012.  In addition, in March 2012, we issued $1.0 billion of the Senior Notes in connection with the acquisition of Flint.  As part of the acquisition, we also guaranteed Canadian Notes with outstanding face values of $175.0 million maturing on June 15, 2019, accruing interest at a rate of 7.5% per annum and payable semi-annually.  This level of debt might:

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

Our parent company has no direct operations and no significant assets other than investments in the stock of our subsidiaries.  Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations.  Although there are currently no material legal restrictions on our operating subsidiaries’ ability to distribute assets to us, legal restrictions, including governmental regulations and contractual obligations, could restrict or impair our operating subsidiaries’ ability to pay dividends or make loans or other distributions to us in the future.  Legal restrictions, including state and local tax regulations and other contractual obligations could restrict or impair our subsidiaries’ ability to pay dividends or make loans or other distributions to us.  The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.

Restrictive covenants and other restrictions in our credit and debt arrangements may restrict our ability to pursue business strategies.

Our 2011 Credit Facility, Senior Notes, Canadian Notes, and our other outstanding indebtedness include covenants and restrictions potentially limiting our ability to, among other things:

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

As a multinational company, we derived 16% of our revenues from international operations for the six months ended June 29, 2012.  International business is subject to a variety of potential risks, including:

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

As of June 29, 2012, approximately 24% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or by any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our second quarter of 2012:

	(a) Total Number of Shares Purchased (1,2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

	(In millions, except average price paid per share)

March 31, 2012 – April 27, 2012	0.3	$42.53	—	4
April 28, 2012 – May 25, 2012	—	41.31	—	4
May 26, 2012 – June 29, 2012	—	34.01	—	4
Total	0.3		—

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
For fiscal years 2012, 2013 and 2014, the number of shares authorized for repurchase under the program are 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be purchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  For the three months ended June 29, 2012, we did not repurchase any shares of our common stock.  The repurchase program will expire at the end of our 2014 fiscal year.  The Board of Directors may modify, suspend, extend or terminate the program at any time.  As of June 29, 2012, we have approximately 4 million shares that may yet be purchased under the plan.

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

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

		Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
4.1	Indenture, dated as of June 8, 2011, by and among Flint Energy Services Ltd., Computershare Trust Company of Canada and the guarantors listed on the signature pages thereto.	8-K	4.1	5/18/2012
4.2	Supplemental Indenture, dated as of October 20, 2011, among Flint Energy Services Ltd., Computershare Trust Company of Canada, Carson Energy Services Ltd., and Supreme Oilfield Construction Ltd.	8-K	4.2	5/18/2012
4.3	Second Supplemental Indenture, dated as of May 14, 2012, among Flint Energy Services Ltd. and Computershare Trust Company of Canada.	8-K	4.3	5/18/2012
4.4	Third Supplemental Indenture, dated as of May 14, 2012, among Flint Energy Services Ltd., URS Corporation, URS Fox US LP, the additional guarantor parties thereto and Computershare Trust Company of Canada.	8-K	4.4	5/18/2012
4.5	Fourth Supplemental Indenture, dated as of May 15, 2012, among Flint Energy Services Ltd. and Computershare Trust Company of Canada.	8-K	4.5	5/18/2012
4.6	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox US LP, U.S. Bank National Association and the United States subsidiaries of Flint Energy Services Ltd.	8-K	4.6	5/18/2012
10.1 *	URS Corporation 2008 Equity Incentive Plan, amended on May 24, 2012.	8-K	10.1	5/30/2012
10.2 *	Employment Agreement between Flint Energy Services Ltd. and William John Lingard.				X
10.3 *	Form of Officer Indemnification Agreement between URS Corporation and William John Lingard.	10-Q	10.3	6/14/2004
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32 **	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS#	XBRL Instance Document.				X
101.SCH#	XBRL Taxonomy Extension Schema Document.				X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: August 7, 2012	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Exhibit No.	Description
10.2	Employment Agreement between Flint Energy Services Ltd. and William John Lingard.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.