Form 10-Q
period 2012-09-28
URS CORP /NEW/
filed 2012-11-06
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2012

Common Stock, $.01 par value	76,847,135

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; future backlog and book of business conversion and debookings; future account receivable and days sales outstanding; future stock-based compensation expenses; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments and capital expenditures; future changes in foreign currency; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; federal sequestration; changes in our book of business; our compliance with government regulations; impairment of our goodwill; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in commodity prices; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35, Risk Factors beginning on page 73, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	September 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$289.2	$436.0
Accounts receivable, including retentions of $98.9 and $67.5, respectively	1,451.8	1,114.7
Costs and accrued earnings in excess of billings on contracts	1,540.8	1,132.0
Less receivable allowances	(48.0)	(43.1)
Net accounts receivable	2,944.6	2,203.6
Deferred tax assets	68.5	63.0
Inventory	79.5	19.5
Other current assets	151.0	181.8
Total current assets	3,532.8	2,903.9
Investments in and advances to unconsolidated joint ventures	274.7	107.7
Property and equipment at cost, net	694.8	269.4
Intangible assets, net	725.9	522.0
Goodwill	3,262.1	2,773.0
Other long-term assets	330.9	286.6
Total assets	$8,821.2	$6,862.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$93.7	$61.5
Accounts payable and subcontractors payable, including retentions of $42.2 and $39.6, respectively	811.5	659.1
Accrued salaries and employee benefits	620.8	527.0
Billings in excess of costs and accrued earnings on contracts	276.0	310.8
Other current liabilities	206.1	176.5
Total current liabilities	2,008.1	1,734.9
Long-term debt	2,059.5	737.0
Deferred tax liabilities	360.5	276.5
Self-insurance reserves	141.2	132.7
Pension and post-retirement benefit obligations	267.8	276.0
Other long-term liabilities	246.0	221.1
Total liabilities	5,083.1	3,378.2
Commitments and contingencies (Note 17)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 88.9 and 87.8 shares issued, respectively; and 76.8 and 76.7 shares outstanding, respectively	0.9	0.9
Treasury stock, 12.1 and 11.1 shares at cost, respectively	(494.9)	(454.9)
Additional paid-in capital	2,991.6	2,966.8
Accumulated other comprehensive loss	(61.7)	(110.8)
Retained earnings	1,169.2	975.2
Total URS stockholders’ equity	3,605.1	3,377.2
Noncontrolling interests	133.0	107.2
Total stockholders’ equity	3,738.1	3,484.4
Total liabilities and stockholders’ equity	$8,821.2	$6,862.6

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED6
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011

Revenues	$2,947.6	$2,471.7	$7,999.8	$7,151.8
Cost of revenues	(2,753.3)	(2,300.1)	(7,484.0)	(6,731.2)
General and administrative expense	(22.6)	(18.5)	(62.0)	(59.9)
Acquisition-related expense (Note 8)	0.8	—	(16.1)	(1.0)
Goodwill impairment (Note 9)	—	(798.1)	—	(798.1)
Equity in income of unconsolidated joint ventures	31.1	24.8	76.8	100.8
Operating income (loss)	203.6	(620.2)	514.5	(337.6)
Interest expense	(20.5)	(5.1)	(51.0)	(15.3)
Other income (expense)	10.8	—	4.1	—
Income (loss) before income taxes	193.9	(625.3)	467.6	(352.9)
Income tax benefit (expense) (Note 13)	(66.1)	39.5	(155.2)	(45.1)
Net income (loss) including noncontrolling interests	127.8	(585.8)	312.4	(398.0)
Noncontrolling interests in income of consolidated subsidiaries	(21.1)	(37.3)	(72.4)	(96.1)
Net income (loss) attributable to URS	$106.7	$(623.1)	$240.0	$(494.1)

Earnings (loss) per share (Note 3):
Basic	$1.43	$(8.05)	$3.23	$(6.36)
Diluted	$1.43	$(8.05)	$3.22	$(6.36)
Weighted-average shares outstanding (Note 3):
Basic	74.5	77.4	74.2	77.7
Diluted	74.6	77.4	74.5	77.7

Cash dividends declared per share (Note 15)	$0.20	$—	$0.60	$—

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	$127.8	$(585.8)	$312.4	$(398.0)
Pension and post-retirement related adjustments, net of tax	1.1	0.6	3.2	1.8
Foreign currency translation adjustments	59.2	(21.9)	46.6	(3.2)
Loss on derivative instruments, net of tax	—	—	(0.7)	—
Comprehensive income (loss)	188.1	(607.1)	361.5	(399.4)
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(21.1)	(37.3)	(72.4)	(96.1)
Comprehensive income (loss) attributable to URS	$167.0	$(644.4)	$289.1	$(495.5)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.2	—	—	6.6	—	—	6.6	—	6.6
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.2)	—	—	(14.2)	—	(14.2)
Stock-based compensation	0.9	—	—	34.0	—	—	34.0	—	34.0
Excess tax benefits from stock-based compensation	—	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustments	—	—	—	—	(3.2)	—	(3.2)	—	(3.2)
Pension and post- retirement related adjustments, net of tax	—	—	—	—	1.8	—	1.8	—	1.8
Repurchases of common stock	(3.0)	—	(136.7)	—	—	—	(136.7)	—	(136.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(77.5)	(77.5)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	6.0	6.0
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income (loss) including noncontrolling interests	—	—	—	—	—	(494.1)	(494.1)	96.1	(398.0)
Balances, September 30, 2011	79.7	$0.9	$(348.8)	$2,951.5	$(38.3)	$946.9	$3,512.2	$108.5	$3,620.7

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  – UNAUDITED (continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$975.2	$3,377.2	$107.2	$3,484.4
Employee stock purchases and exercises of stock options	0.3	—	—	7.7	—	—	7.7	—	7.7
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.4)	—	—	(15.4)	—	—	(15.4)	—	(15.4)
Stock-based compensation	1.2	—	—	32.5	—	—	32.5	—	32.5
Foreign currency translation adjustments	—	—	—	—	46.6	—	46.6	—	46.6
Pension and post- retirement related adjustments, net of tax	—	—	—	—	3.2	—	3.2	—	3.2
Loss on derivative instruments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(46.0)	(46.0)	—	(46.0)
Noncontrolling interests from an acquisition	—	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51.9)	(51.9)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	2.6	2.6
Net income including noncontrolling interests	—	—	—	—	—	240.0	240.0	72.4	312.4
Balances, September 28, 2012	76.8	$0.9	$(494.9)	$2,991.6	$(61.7)	$1,169.2	$3,605.1	$133.0	$3,738.1

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Nine Months Ended
	September 28,	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$312.4	$(398.0)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	91.7	61.3
Amortization of intangible assets	73.8	44.4
Amortization of debt issuance costs and discount/premium	2.3	4.7
Foreign currency gains related to foreign currency derivatives and intercompany loans	(4.1)	—
Normal profit	(4.6)	(1.9)
Goodwill impairment	—	798.1
Provision for doubtful accounts	0.9	6.7
Deferred income taxes	2.5	(64.5)
Stock-based compensation	32.5	34.0
Excess tax benefits from stock-based compensation	—	(0.8)
Equity in income of unconsolidated joint ventures	(76.8)	(100.8)
Dividends received from unconsolidated joint ventures	67.9	88.4
Changes in operating assets, liabilities and other, net of effects of business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(168.0)	(126.9)
Inventory	0.8	(10.8)
Other current assets	(10.0)	(5.5)
Advances to unconsolidated joint ventures	(0.7)	(5.2)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	50.4	49.1
Billings in excess of costs and accrued earnings on contracts	(38.6)	43.2
Other long-term liabilities	(9.2)	7.5
Other long-term assets	(24.1)	(58.3)
Total adjustments and changes	(13.3)	762.7
Net cash from operating activities	299.1	364.7
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(1,345.7)	(278.8)
Proceeds from disposal of property and equipment	17.2	6.5
Payments in settlement of foreign currency forward contracts	(1,260.6)	—
Receipts in settlement of foreign currency forward contracts	1,260.3	—
Investments in unconsolidated joint ventures	(5.4)	(12.6)
Changes in restricted cash	3.8	6.7
Capital expenditures, less equipment purchased through capital leases and equipment notes	(101.8)	(61.7)
Net cash from investing activities	(1,432.2)	(339.9)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(In millions)

	Nine Months Ended
	September 28,	September 30,
	2012	2011
Cash flows from financing activities:
Borrowings from long-term debt	998.9	—
Payments on long-term debt	(4.4)	(6.1)
Borrowings from revolving line of credit	560.0	100.0
Payments on revolving line of credit	(433.6)	(50.0)
Net payments under foreign lines of credit and short-term notes	(12.7)	11.3
Net change in overdrafts	4.1	(18.2)
Payments on capital lease obligations	(10.1)	(5.8)
Payments of debt issuance costs	(8.8)	—
Excess tax benefits from stock-based compensation	—	0.8
Proceeds from employee stock purchases and exercises of stock options	7.7	6.6
Distributions to noncontrolling interests	(51.9)	(77.5)
Contributions and advances from noncontrolling interests	2.3	6.3
Dividends paid	(29.8)	—
Repurchases of common stock	(40.0)	(136.7)
Net cash from financing activities	981.7	(169.3)
Net change in cash and cash equivalents	(151.4)	(144.5)
Effect of foreign exchange rate changes on cash and cash equivalents	4.6	(2.2)
Cash and cash equivalents at beginning of period	436.0	573.8
Cash and cash equivalents at end of period	$289.2	$427.1

Supplemental information:
Interest paid	$26.8	$10.4
Taxes paid	$93.5	$137.0

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$16.2	$8.1
Cash dividends declared but not paid	$16.2	$—

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 30, 2011.  The results of operations for the three and nine months ended September 28, 2012 are not indicative of the operating results for the full year or for future years.

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

The operating results of Flint from the acquisition date through September 28, 2012 are included in our condensed consolidated financial statements under the Oil & Gas Division.  See Note 8, “Acquisition,” for more information regarding this acquisition.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Reclassifications

We made reclassifications to the prior years’ financial statements to conform them to the current period’s presentation.  In particular, during the quarter ended September 28, 2012, we reclassified from “Costs and accrued earnings in excess of billings on contracts” to “Other long-term assets” those unbilled receivables related to performance-based incentives for which we do not anticipate billing within twelve months of the balance sheet date.  These reclassifications have no effect on our consolidated net assets or net cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At September 28, 2012 and December 30, 2011, our restricted cash balances were $17.2 million and $21.0 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 6, “Joint Ventures.”

Foreign Currency Translation

We determine the functional currency of our international operating entities based upon the currency of the primary environment in which they operate.  Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date.  Translation of revenues and expenses to U.S. dollars is based on the average rate during the period.  Foreign currency differences arising from translation is reported as a component of other comprehensive income (loss).  Foreign currency differences arising from transactions denominated in currencies other than the functional currency, such as selling services or purchasing materials, results in transaction gains or losses.  Such gains or losses on these foreign currency transactions are generally included in results of operations.

Foreign currency differences arising from the translation of intercompany loans from a foreign currency into the functional currency of an entity, which are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) are recorded in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets.  Foreign currency differences arising from the translation of other intercompany loans from a foreign currency into the functional currency of an entity are recorded in “Other income (expense)” on our Condensed Consolidated Statements of Operations.

Inventory

Inventory is stated at cost (first-in, first-out or average cost), but not in excess of net realizable value.  Net realizable value represents the estimated selling price for inventory less the estimated costs of completion and the estimated costs associated with the sale.  The cost of inventory includes expenditures incurred in acquiring the inventory, production or conversion costs, and other costs incurred in bringing the inventory items to their existing location and condition.  For fabricated inventory and work in progress, cost includes overhead allocated based on normal operating capacity.  A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An accounting standard update related to goodwill impairment testing was issued.  The update provides companies with the option to proceed directly to the first step of the two-step goodwill impairment test or perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount, referred to as “step zero.”  If an entity determines it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary.  The update will become effective for us in October 2012 when we perform our annual goodwill impairment test.  The adoption of the standard is not expected to have a material impact on our condensed consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

An accounting standard related to the presentation of other comprehensive income was issued to increase the prominence of items reported in other comprehensive income.  One portion of the standard requires, among other disclosures, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This portion of the standard was effective for us beginning with our first interim period of fiscal year 2012.  However, because we have historically presented the components of net income and the components of other comprehensive income in two separate but consecutive statements, the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

The following table summarizes the components of weighted-average shares of common stock outstanding for both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In millions)	2012	2011	2012	2011

Weighted-average shares of common stock outstanding (1)	74.5	77.4	74.2	77.7
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	0.1	—	0.3	—
Weighted-average shares of common stock outstanding – Diluted	74.6	77.4	74.5	77.7

(1)	Weighted-average shares of common stock outstanding is net of treasury stock.

	September 28,	September 30,
(In millions)	2012	2011
Anti-dilutive equity awards not included above	1.1	1.7

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

Costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.  As of September 28, 2012 and December 30, 2011, $224.0 million and $185.0 million, respectively, of Unbilled Accounts Receivable are not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”

Accounts receivable and Unbilled Accounts Receivable include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims, (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Generally, these items have not been material and have been resolved in the ordinary course of business.

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our Unbilled Accounts Receivable includes amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of September 28, 2012 and December 30, 2011, we had financing receivables with contractual terms in excess of one year of $108.8 million and $78.1 million, respectively.

The following table summarizes the components of our accounts receivable and Unbilled Accounts Receivable with the U.S. federal government and with other customers as of September 28, 2012 and December 30, 2011:

	September 28,	December 30,
(In millions)	2012	2011
Accounts receivable:
U.S. federal government	$364.0	$391.2
Others	1,087.8	723.5
Total accounts receivable	$1,451.8	$1,114.7
Unbilled Accounts Receivable:
U.S. federal government	$904.2	$758.8
Others	860.6	558.2
Total	1,764.8	1,317.0
Less: Amounts included in Other long-term assets	(224.0)	(185.0)
Costs and accrued earnings in excess of billings on contracts	$1,540.8	$1,132.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 5.  INVENTORY

The table below presents the components of inventory:

	September 28,	December 30,
(In millions)	2012	2011
Raw materials	$16.4	$2.7
Work in progress	25.3	16.8
Finished goods	26.6	—
Supplies	11.2	—
Total	$79.5	$19.5

NOTE 6.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms;

•	Management, operation and cleanup services, including commercial operations, decontamination, decommissioning, and waste management of a nuclear facility in the United Kingdom (“U.K.”); and

•	Operations, maintenance, asset management and project management services to the Canadian energy sector.

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

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the nine months ended September 28, 2012.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	September 28,	December 30,
(In millions)	2012	2011
Cash and cash equivalents	$94.2	$91.4
Net accounts receivable	348.9	313.3
Other current assets	2.4	1.5
Noncurrent assets	42.2	36.9
Total assets	$487.7	$443.1

Accounts and subcontractors payable	$170.5	$151.9
Billings in excess of costs and accrued earnings on contracts	11.1	35.2
Accrued expenses and other	42.6	30.6
Noncurrent liabilities	22.0	15.2
Total liabilities	246.2	232.9

Total URS equity	108.5	103.0
Noncontrolling interests	133.0	107.2
Total owners’ equity	241.5	210.2
Total liabilities and owners’ equity	$487.7	$443.1

Total revenues of the consolidated joint ventures were $369.9 million and $485.9 million for the three months ended September 28, 2012 and September 30, 2011, respectively, and $1.1 billion and $1.4 billion for the nine months ended September 28, 2012 and September 30, 2011, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
September 28, 2012
Current assets	$651.5
Noncurrent assets	$21.8
Current liabilities	$390.5
Noncurrent liabilities	$13.7

December 30, 2011
Current assets	$457.6
Noncurrent assets	$8.8
Current liabilities	$288.1
Noncurrent liabilities	$0.1

Three months ended September 28, 2012 (1)
Revenues	$477.0
Cost of revenues	$(412.5)
Income from continuing operations before tax	$64.5
Net income	$62.0

Three months ended September 30, 2011 (1)
Revenues	$351.4
Cost of revenues	$(280.0)
Income from continuing operations before tax	$71.4
Net income	$66.8

Nine months ended September 28, 2012 (1)
Revenues	$1,221.7
Cost of revenues	$(1,044.6)
Income from continuing operations before tax	$177.1
Net income	$166.0

Nine months ended September 30, 2011 (1)
Revenues	$1,069.5
Cost of revenues	$(840.1)
Income from continuing operations before tax	$229.4
Net income	$212.2

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $21.4 million and $47.0 million, respectively, of distributions from unconsolidated joint ventures for the three months ended September 28, 2012 and September 30, 2011 and $67.9 million and $88.4 million, respectively, for the nine months ended September 28, 2012 and September 30, 2011.

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

NOTE 7.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	September 28,	December 30,
(In millions)	2012	2011
Construction and mining equipment	$257.0	$95.3
Computer software	212.9	186.3
Computer hardware	197.3	186.8
Vehicles and automotive equipment	169.6	7.7
Leasehold improvements	127.4	109.0
Land and buildings	110.1	9.2
Furniture and fixtures	97.2	91.5
Other equipment	73.0	70.8
Construction in progress	21.5	0.2
	1,266.0	756.8
Accumulated depreciation and amortization	(571.2)	(487.4)
Property and equipment at cost, net (1)	$694.8	$269.4

(1)	The unamortized computer software costs were $69.8 million and $60.8 million, respectively, as of September 28, 2012 and December 30, 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 8.  ACQUISITION

Flint Acquisition

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  On the date of acquisition, Flint had outstanding Canadian senior notes with a face value of C$175.0 million (US$175.0 million), in addition to $31.6 million of other indebtedness.  Flint provides construction and maintenance services to clients in the oil and gas industry. This acquisition expanded our presence in the oil and gas market sector, most notably in the North American unconventional oil and gas segments of this market.  Flint joined URS as our new Oil & Gas Division and, at the date of acquisition, had approximately 11,000 employees with a network of approximately 80 office locations in North America.  Our condensed consolidated financial statements include the operating results of Flint after the date of acquisition, which are included as the results of our Oil & Gas Division.

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

Preliminary allocation of purchase price:

(In millions)
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4
Trade and other receivables	544
Inventory	61
Other current assets	38
Investments in and advances to unconsolidated joint ventures	147
Property and equipment	420
Other long-term assets	3
Identifiable intangible assets:
Customer relationships, contracts and backlog	159
Trade names	94
Other	13
Total amount allocated to identifiable intangible assets	266
Current liabilities	(267)
Net deferred tax liabilities	(76)
Long-term debt	(236)
Other long-term liabilities	(28)
Total identifiable net assets acquired	876
Goodwill	476
Total purchase price	$1,352

Intangible assets.  Intangible assets include customer relationships, contracts and backlog, trade name and other intangible assets associated with the Flint acquisition.  For the three and nine months ended September 28, 2012, we recorded $14.4 million and $23.0 million of amortization of intangible assets, respectively.

Customer relationships represent existing contracts and the underlying customer relationships and backlog.  The estimated useful lives, ranging from one to 13 years, are amortized based on the period over which the economic benefits of the intangible assets are expected to be realized.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Trade names represent the fair values of the acquired trade names and trademarks.  The estimated useful lives of the trade names are 40 years.  Other intangible assets represent the fair values of the existing non-compete agreements, supply contract agreement, and patents, which have estimated useful lives ranging from one to seven years.  We amortize the fair values of these intangible assets based on the period over which the economic benefits of the intangible assets are expected to be realized.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.  The factors that contributed to the recognition of goodwill from the acquisition of Flint include acquiring a workforce with capabilities in the Oil & Gas market and cost savings opportunities.  This acquisition generated $476 million of goodwill, which is included in our Oil & Gas Division.  None of the total acquired goodwill is expected to be tax deductible.

Investments in and advances to unconsolidated joint ventures.  As a result of the Flint acquisition, we hold a 50% voting and economic interest in a joint venture which provides operations, maintenance, asset management and project management services to the Canadian energy sector.  The fair value of our investment in this joint venture at the acquisition date was higher than the underlying equity interest.  This difference of $128.5 million includes $37.9 million representing intangible assets and the remaining amount representing goodwill.  The intangible assets are being amortized, as a reduction to earnings against equity in income of unconsolidated joint ventures, over a period ranging from three to 40 years.  For the three and nine months ended September 28, 2012, amortization of these intangible assets was $2.2 million and $3.7 million, respectively.

Acquisition-Related Expense

In connection with the acquisition of Flint, we recognized $16.1 million for the nine months ended September 28, 2012 in “Acquisition-related expense” on our Condensed Consolidated Statements of Operations.  During the quarter ended September 28, 2012, we recorded an adjustment of $0.8 million to “Acquisition-related expense.”

The acquisition-related expense consisted of investment banking, legal, tax and accounting fees, and other external costs directly related to the acquisition.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of the operations of URS Corporation and Flint for the three and nine months ended September 28, 2012 and September 30, 2011, on a pro forma basis, as though the companies had been combined as of January 1, 2011, the beginning of the first period presented.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense, adjustments to conform to U.S. GAAP, new compensation agreements, and foreign currency gains or losses arising from internal financing arrangements.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2011 nor should it be taken as indicative of our future consolidated results of operations.

	Three Months	Three Months	Nine Months	Nine Months
Unaudited (In millions, except per share data)	Ended	Ended	Ended	Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Revenues	$2,947.4	$2,903.9	$8,813.3	$8,201.2
Net income (loss) including noncontrolling interests	$128.4	$(576.0)	$306.9	$(481.7)
Net income (loss) attributable to URS	$106.9	$(613.3)	$234.0	$(577.8)
Basic EPS	$1.43	$(7.92)	$3.15	$(7.44)
Diluted EPS	$1.43	$(7.92)	$3.14	$(7.44)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

The table below shows the material pre-tax, nonrecurring adjustment in the pro forma financial information for the three and nine months ended September 28, 2012 and September 30, 2011:

Pre-tax, nonrecurring adjustment (In millions)	Three Months Ended September 28, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 28, 2012	Nine Months Ended September 30, 2011 (1)

Acquisition-related expense	$(0.8)	$0.8	$27.7	$(27.3)

(1)
Included in the pro forma results for the nine months ended September 30, 2011 is a nonrecurring adjustment related to URS and Flint acquisition-related expenses.  These expenses were included in the fiscal year 2011 pro forma results as if the acquisition occurred at the beginning of that fiscal year.

NOTE 9.  GOODWILL

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews when triggering events occur.  During the third quarter of 2011, our market capitalization was reduced due to the stock market volatility and declines in our stock price.  This circumstance prompted us to perform an interim goodwill impairment test as of September 30, 2011, and as a result, we recorded a goodwill impairment charge of $798.1 million ($699.3 million after tax) in the third quarter of 2011.  During the fourth quarter of 2011, we finalized our step-two goodwill impairment analysis as of September 30, 2011 and recorded an additional goodwill impairment charge of $27.7 million.  This non-cash charge reduced goodwill recorded in connection with previous acquisitions and does not impact our overall business operations.  No triggering events have occurred during the nine months ended September 28, 2012. The change in goodwill from December 30, 2011 to September 28, 2012 is primarily due to the acquisition of Flint and foreign currency translation adjustments.

NOTE 10.  INDEBTEDNESS

Indebtedness consisted of the following:

	September 28,	December 30,
(In millions)	2012	2011
Term loan, net of debt issuance costs	$696.0	$695.1
3.85% Senior Notes (net of discount)	399.5	—
5.00% Senior Notes (net of discount)	599.4	—
7.50% Canadian Notes (including premium)	207.7	—
Revolving line of credit	150.0	23.0
Other indebtedness	100.6	80.4
Total indebtedness	2,153.2	798.5
Less:
Current portion of long-term debt	93.7	61.5
Long-term debt	$2,059.5	$737.0

2011 Credit Facility

As of each of September 28, 2012 and December 30, 2011, the outstanding balance of the term loan under our senior credit facility (“2011 Credit Facility”) was $700.0 million.  As of September 28, 2012 and December 30, 2011, the interest rates applicable to the term loan were 1.72% and 1.80%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

We were in compliance with the covenants of our 2011 Credit Facility as of September 28, 2012.

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  As of September 28, 2012, the outstanding balance of the Senior Notes was $998.9 million, net of $1.1 million of discount.

Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2012.  The net proceeds of the Senior Notes were used to fund the acquisition of Flint.  We may redeem the Senior Notes, in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount, plus a "make-whole" premium and accrued and unpaid interest as described in the indenture.  In addition, we may redeem all or a portion of the 5.00% Senior Notes at any time on or after the date that is three months prior to the maturity date of those 5.00% Senior Notes, at a redemption price equal to 100% of the principal amount of the 5.00% Senior Notes to be redeemed.  We may also, at our option, redeem the Senior Notes, in whole, at 100% of the principal amount and accrued and unpaid interest upon the occurrence of certain events that result in an obligation to pay additional amounts as a result of certain specified changes in tax law described in the indenture.  Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of the purchase.  We are generally not limited under the indenture governing the Senior Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions, and merge or sell substantially all of our property and assets.

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

In connection with the sale of the Senior Notes, we entered into a registration rights agreement under which we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  We also agreed to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC and complete the exchange offer no later than March 15, 2013; otherwise, we may be required to pay additional interest to the holders of the Senior Notes.

On May 14, 2012, we guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$175.0 million).  The Canadian Notes mature on June 15, 2019 and bear interest at 7.5% per year, payable in equal installments semi-annually in arrears on June 15 and December 15 of each year.  As of September 28, 2012, the outstanding balance of the Canadian Notes was $207.7 million, including $29.4 million of premium.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Upon the occurrence of a change in control, Canadian Notes holders have a right to require that their Notes be redeemed at a cash price equal to 101.0% of the principal amount of the Canadian Notes.  Our acquisition of Flint constituted a change in control under the Canadian Note indenture and, as a result, the holders of the Canadian Notes had the right to require that their Notes be redeemed.  The Canadian Notes also contain covenants limiting us and some of our subsidiaries’ ability to create liens and restricts them from amalgamating, consolidating or merging with or into or winding up or dissolving into another person or selling, leasing, transferring, conveying or otherwise disposing of or assigning all or substantially all of their assets.  The Canadian Notes also contain covenants, which are suspended as long as the Canadian Notes have investment grade ratings, that would restrict us and some of our subsidiaries from making restricted payments, incurring indebtedness, selling assets and entering into transactions with affiliates.  As of September 28, 2012, the Canadian Notes carried investment grade ratings.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of September 28, 2012.

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

As of September 28, 2012 and December 30, 2011, we had an outstanding balance of $150.0 million and $23.0 million on our revolving line of credit, respectively.  As of September 28, 2012, we had issued $132.4 million of letters of credit, leaving $717.6 million available under our revolving credit facility.

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of September 28, 2012 and December 30, 2011, we had outstanding amounts of $46.8 million and $53.1 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.50% and 4.04% as of September 28, 2012 and December 30, 2011, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of September 28, 2012 and December 30, 2011, we maintained several credit lines with aggregate borrowing capacity of $51.1 million and $33.7 million, respectively, and had remaining borrowing capacity of $43.0 million and $23.2 million, respectively.

Capital Leases.  As of September 28, 2012 and December 30, 2011, we had obligations under our capital leases of approximately $53.8 million and $27.3 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

NOTE 11.  FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of September 28, 2012 and December 30, 2011, the estimated fair market values of the term loan under our 2011 Credit Facility were approximately $697.2 million and $697.4 million, respectively.  The carrying value of this term loan on our Condensed Consolidated Balance Sheets as of both September 28, 2012 and December 30, 2011 was $700.0 million, excluding unamortized debt issuance costs.  The fair value of our term loan was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Senior Notes and Canadian Notes

As of September 28, 2012, the estimated fair market value of the Senior Notes and Canadian Notes was approximately $1.2 billion and the carrying value of these notes on our Condensed Consolidated Balance Sheets was $1.2 billion, excluding unamortized discounts and premiums.  The fair value of the Senior Notes and Canadian Notes was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of the notes.

Derivative Instruments

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instruments is based on mark-to-model measurements that are interpolated from observable market data, including spot and forward rates, as of September 28, 2012 and for the duration of each derivative’s terms.

Foreign Currency Exchange Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we may purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.

During March and April 2012, we entered into various foreign currency forward contracts with an aggregate notional amount of C$1.25 billion (equivalent to US$1.25 billion) with maturity windows ranging from March 7, 2012 to May 31, 2012.  The primary objective of the contracts was to manage our exposure to foreign currency transaction risk related to the funding of our acquisition of Flint in Canadian dollars.  At the end of the third quarter of 2012, these contracts were not outstanding.

For the nine months ended September 28, 2012, we recorded a net loss of $0.3 million on our foreign currency forward contracts in “Other income (expense)” on our Condensed Consolidated Statements of Operations.  We did not enter into any foreign currency forward contracts during the third quarter of 2012.  We also recorded foreign currency translation gains of $10.8 million and $4.4 million on intercompany loans for the three and nine months ended September 28, 2012, respectively.

NOTE 12.  BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	September 28,	December 30,
(In millions)	2012	2011
Billings in excess of costs and accrued earnings on contracts	$203.5	$216.4
Project-related legal liabilities and other project-related reserves	49.3	38.0
Advance payments negotiated as a contract condition	9.9	24.6
Normal profit liabilities	7.1	12.7
Estimated losses on uncompleted contracts	6.2	19.1
Total	$276.0	$310.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 13.  INCOME TAXES

The increase in the effective income tax rate for the three and nine months ended September 28, 2012 compared with the comparable periods in 2011 is primarily due to the non-deductibility of the goodwill impairment charge taken in 2011.

NOTE 14.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.

The components of our net periodic pension costs relating to our defined benefit plans for the three and nine months ended September 28, 2012 and September 30, 2011 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	September 28,	September 30,	September 28,	September 30,
(In millions)	2012	2011	2012	2011
Service cost	$2.0	$1.7	$0.1	$0.1
Interest cost	4.7	4.7	5.7	6.2
Expected return on plan assets	(4.4)	(4.1)	(5.6)	(5.8)
Amortization of:
Prior service costs	(0.7)	(0.8)	—	—
Net loss	2.4	1.8	—	—
Net periodic pension costs	$4.0	$3.3	$0.2	$0.5

	Nine Months Ended
	Domestic Plans		Foreign Plans
	September 28,	September 30,	September 28,	September 30,
(In millions)	2012	2011	2012	2011
Service cost	$6.0	$5.1	$0.3	$0.3
Interest cost	14.1	14.1	16.9	18.4
Expected return on plan assets	(13.2)	(12.3)	(16.6)	(17.2)
Amortization of:
Prior service costs	(2.1)	(2.4)	—	—
Net loss	7.2	5.4	—	—
Net periodic pension costs	$12.0	$9.9	$0.6	$1.5

During the three and nine months ended September 28, 2012, we made cash contributions, including employer-directed benefit payments, of $7.1 million and $23.6 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $8.8 million for the remainder of our 2012 fiscal year.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and nine months ended September 28, 2012 and September 30, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In millions)	2012	2011	2012	2011
Interest cost	$0.5	$0.5	$1.5	$1.5
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.3)
Net periodic benefit costs	$0.4	$0.4	$1.2	$1.2

During the three and nine months ended September 28, 2012, we made cash contributions, including employer-directed benefit payments, of $0.8 million and $2.6 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $0.9 million for the remainder of our 2012 fiscal year.

NOTE 15.  STOCKHOLDERS' EQUITY

Dividend Program

On February 24, 2012, our Board of Directors approved the initiation of a regular quarterly cash dividend program. Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Estimated Amount		Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012		$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012		$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012		$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$	NA	January 4, 2013

Equity Incentive Plan

As of September 28, 2012, approximately 3.5 million shares had been issued as restricted stock awards and 0.5 million shares were issuable upon the vesting of restricted stock units under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 1.0 million shares remained reserved for future grants under the 2008 Plan.

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three and nine months ended September 28, 2012 and September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In millions, except average price paid per share)	2012	2011	2012	2011

Common stock repurchase shares	—	—	1.0	3.0
Average price paid per share	$—	$—	$40.00	$45.58
Common stock repurchase	$—	$—	$40.0	$136.7

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expense” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units and our employee stock purchase plan for the three and nine months ended September 28, 2012 and September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In millions)	2012	2011	2012	2011
Stock-based compensation expense:
Restricted stock awards and units	$11.0	$11.5	$32.1	$33.7
Employee stock purchase plan	0.1	0.1	0.4	0.3
Stock-based compensation expense	$11.1	$11.6	$32.5	$34.0

Stock-based compensation expense included in:
Cost of revenues	$8.6	$9.1	24.8	25.7
General and administrative expense	2.5	2.5	7.7	8.3
Stock-based compensation expense	$11.1	$11.6	$32.5	$34.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

NOTE 16.  SEGMENT AND RELATED INFORMATION

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

Prior to the beginning of our 2012 fiscal year, we used segment contribution to assess performance and make decisions concerning resource allocation.  Segment contribution was defined as total segment operating income minus noncontrolling interests attributable to that segment, but before allocation of various segment expenses, including stock compensation expense, amortization of some, but not all, intangible assets, goodwill impairment, and other miscellaneous unallocated expenses.  Segment operating income represents net income before reductions for income taxes, noncontrolling interests, and interest expense.

Effective at the beginning of our 2012 fiscal year, we adopted a new internal profit measurement referred to as “URS operating income,” defined as segment operating income after reduction for pre-tax noncontrolling interests, but before the reduction of any pre-tax goodwill impairment charge.  This new measurement method minimizes the reconciling items between internal profit measurement and GAAP operating income.  For comparative purposes, we made reclassifications to the prior year’s data to conform them to the current period’s presentation.

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

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In millions)	2012	2011	2012	2011
Revenues
Infrastructure & Environment	$920.7	$950.8	$2,851.1	$2,790.2
Federal Services (1)	682.8	718.7	2,118.1	1,968.5
Energy & Construction	781.5	844.6	2,285.1	2,521.4
Oil & Gas (2)	592.2	—	869.7	—
Inter-segment, eliminations and other	(29.6)	(42.4)	(124.2)	(128.3)
Total revenues	$2,947.6	$2,471.7	$7,999.8	$7,151.8
Equity in income of unconsolidated joint ventures
Infrastructure & Environment	$3.3	$0.4	$3.1	$2.5
Federal Services	1.5	1.5	4.8	4.6
Energy & Construction	24.1	22.9	66.0	93.7
Oil & Gas (2)	2.2	—	2.9	—
Total equity in income of unconsolidated joint ventures	$31.1	$24.8	$76.8	$100.8
URS operating income (loss) (3)
Infrastructure & Environment	$66.5	$60.4	$174.1	$171.1
Federal Services (1)	64.8	60.3	217.5	141.9
Energy & Construction	43.7	38.4	96.2	111.3
Oil & Gas (2)	29.3	—	32.4	—
Corporate (4)	(21.8)	(18.5)	(78.1)	(59.9)
Total URS operating income (loss)	$182.5	$140.6	$442.1	$364.4
Operating income (loss) (5)
Infrastructure & Environment	$67.1	$60.7	$175.7	$170.6
Federal Services (1)	64.8	(307.1)	217.5	(225.5)
Energy & Construction	64.6	(355.3)	167.5	(222.8)
Oil & Gas (2)	28.9	—	31.9	—
Corporate (4)	(21.8)	(18.5)	(78.1)	(59.9)
Total operating income (loss)	$203.6	$(620.2)	$514.5	$(337.6)
Depreciation and amortization
Infrastructure & Environment	$13.1	$13.9	$41.8	$40.4
Federal Services (1)	8.5	7.9	27.2	19.2
Energy & Construction	13.0	13.6	36.8	41.2
Oil & Gas (2)	36.2	—	54.9	—
Corporate (4)	1.7	1.4	4.8	4.9
Total depreciation and amortization	$72.5	$36.8	$165.5	$105.7

(1)	The operating results of Apptis Holdings, Inc. have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(3)	We are providing information regarding URS operating income (loss) by segment because management uses this information to assess performance and make decisions about resource allocation.

(4)	Corporate includes expenses related to corporate functions and acquisition-related expense.

(5)	The operating income (loss) for the three and nine months ended September 30, 2011 includes a $798.1 million goodwill impairment charge.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Reconciliations of URS operating income (loss) by segment to segment operating income (loss) for the three and nine months ended September 28, 2012 and September 30, 2011 are as follows:

	Three Months Ended September 28, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$66.5	$64.8	$43.7	$29.3	$(21.8)	$182.5
Noncontrolling interests	0.6	—	20.9	(0.4)	—	21.1
Operating income (loss)	$67.1	$64.8	$64.6	$28.9	$(21.8)	$203.6

	Three Months Ended September 30, 2011
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$60.4	$60.3	$38.4	$—	$(18.5)	$140.6
Noncontrolling interests	0.3	—	37.0	—	—	37.3
Goodwill impairment	—	(367.4)	(430.7)	—	—	(798.1)
Operating income (loss)	$60.7	$(307.1)	$(355.3)	$—	$(18.5)	$(620.2)

	Nine Months Ended September 28, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$174.1	$217.5	$96.2	$32.4	$(78.1)	$442.1
Noncontrolling interests	1.6	—	71.3	(0.5)	—	72.4
Operating income (loss)	$175.7	$217.5	$167.5	$31.9	$(78.1)	$514.5

	Nine Months Ended September 30, 2011
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$171.1	$141.9	$111.3	$—	$(59.9)	$364.4
Noncontrolling interests	(0.5)	—	96.6	—	—	96.1
Goodwill impairment	—	(367.4)	(430.7)	—	—	(798.1)
Operating income (loss)	$170.6	$(225.5)	$(222.8)	$—	$(59.9)	$(337.6)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	September 28,	December 30,
(In millions)	2012	2011
Infrastructure & Environment	$7.1	$6.3
Federal Services	3.5	5.1
Energy & Construction	116.1	96.3
Oil & Gas	148.0	—
Total investments in and advances to unconsolidated joint ventures	$274.7	$107.7

Infrastructure & Environment	$141.7	$140.5
Federal Services	39.6	46.2
Energy & Construction	57.0	61.8
Oil & Gas	430.5	—
Corporate	26.0	20.9
Total property and equipment, net of accumulated depreciation	$694.8	$269.4

Total assets by segment are as follows:

	September 28,	December 30,
(In millions)	2012	2011
Infrastructure & Environment (1)	$2,283.6	$2,287.3
Federal Services (1)	1,627.1	1,582.4
Energy & Construction (1)	2,757.2	2,611.9
Oil & Gas (1)	1,994.3	—
Corporate (1)	159.0	381.0
Total assets	$8,821.2	$6,862.6

(1)	Total assets by segments are net of investments in subsidiaries.

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with our two major customers:  the U.S. Army and the Department of Energy (“DOE”).  For the purpose of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for federal agencies are not centralized, and procurement decisions are made separately by each federal agency.  The loss of the federal government, the U.S. Army, or DOE as clients would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis.  We believe that the loss of any single contract would not have a material adverse effect on our business.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Our revenues from the U.S. Army and DOE by division for the three and nine months ended September 28, 2012 and September 30, 2011 are presented below:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
(In millions, except percentages)	2012	2011	2012	2011
The U.S. Army (1)
Infrastructure & Environment	$7.0	$35.8	$94.4	$108.3
Federal Services	347.0	345.3	1,094.5	995.6
Energy & Construction	36.4	43.6	86.9	162.9
Total U.S. Army	$390.4	$424.7	$1,275.8	$1,266.8
Revenues from the U.S. Army as a percentage of our consolidated revenues	13%	17%	16%	18%

DOE
Infrastructure & Environment	$1.0	$1.2	$4.4	$4.6
Federal Services	4.1	9.5	17.2	18.7
Energy & Construction	248.6	359.0	741.8	985.9
Total DOE	$253.7	$369.7	$763.4	$1,009.2
Revenues from DOE as a percentage of our consolidated revenues	9%	15%	10%	14%

Revenues from the federal market sector as a percentage of our consolidated revenues	37%	51%	43%	49%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and our affiliates are subject to various contractual disputes, governmental audits and investigations, and legal proceedings alleging, among other things, contractual, tortious or statutory breaches.  The final outcomes of these various matters cannot be predicted or estimated with certainty.  We are including information regarding the following matters:

•
USAID Egyptian Projects:  In March 2003, Washington Group International (“WGI”), a wholly owned subsidiary, was notified by the Department of Justice that the federal government was considering civil litigation against WGI for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, as well as common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of the approximately $373.0 million paid to WGI under the specified contracts.  WGI has denied any liability in the action and contests the federal government’s damage allegations and its entitlement to recovery.  All USAID projects under the contracts have been completed and are fully operational.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

In March 2005, WGI filed a motion in Idaho District Court to dismiss the federal government’s claims or to stay the Idaho action and also a motion in Bankruptcy Court in Nevada to dismiss the government’s claims for failure to give appropriate notice or otherwise preserve their claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred.  The federal government appealed the Bankruptcy Court's order to the United States District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the Nevada District Court reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  WGI renewed its motion in Bankruptcy Court, and in November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and could no longer be pursued.  On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the False Claims and the Federal Foreign Assistance Acts are not barred.  On June 12, 2012, WGI filed a motion to alter the Bankruptcy Court’s April 2012 ruling, which the court denied on October 30, 2012.

WGI intends to continue to defend this matter vigorously; however, WGI cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the very limited factual record that exists in light of our limited ability to evaluate discovery that has been conducted so far at this early stage of the Idaho litigation; the fact that the matter involves unique and complex bankruptcy, international, and federal regulatory legal issues; the uncertainty concerning legal theories and their potential resolution by the courts; and the duration of this matter, as well as a number of additional factors.

•
New Orleans Levee Failure Class Action Litigation:  From July 1999 through May 2005, Washington Group International, Inc., an Ohio company (“WGI Ohio”), a wholly owned subsidiary acquired by us on November 15, 2007, performed demolition, site preparation, and environmental remediation services for the U.S. Army Corps of Engineers on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana.  On August 29, 2005, Hurricane Katrina devastated New Orleans.  The storm surge created by the hurricane overtopped the Industrial Canal levee and floodwall, flooding the Lower Ninth Ward and other parts of the city.  Fifty-nine personal injury and property damage class action lawsuits were filed in Louisiana State and federal court against several defendants, including WGI Ohio, seeking $200.0 billion in damages plus attorneys’ fees and costs.  Plaintiffs are residents and property owners who claim to have incurred damages from the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.

All 59 lawsuits were pleaded as class actions but none have yet been certified as class actions.  Along with WGI Ohio, the U.S. Army Corps of Engineers, the Board for the Orleans Levee District, and its insurer, St. Paul Fire and Marine Insurance Company were also named as defendants along with WGI Ohio.  At this time WGI Ohio and the Army Corps of Engineers are the remaining defendants.  These 59 lawsuits, along with other hurricane-related cases not involving WGI Ohio, were consolidated in the United States District Court for the Eastern District of Louisiana (“District Court”).

Plaintiffs allege that defendants were negligent in their design, construction and/or maintenance of the New Orleans levees.  Specifically, as to WGI Ohio, plaintiffs allege that work WGI Ohio performed adjacent to the Industrial Canal damaged the levee and floodwall, causing or contributing to breaches and flooding.  WGI Ohio did not design, construct, repair or maintain any of the levees or the floodwalls that failed during or after Hurricane Katrina.  Rather, WGI Ohio performed work adjacent to the Industrial Canal as a contractor for the federal government.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

WGI Ohio filed a motion for summary judgment, seeking dismissal on grounds that government contractors are immune from liability.  On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment, but several plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals (“Court of Appeals”) on April 27, 2009.  On September 14, 2010, the Court of Appeals reversed the District Court’s summary judgment decision and WGI Ohio’s dismissal, and remanded the case back to the District Court for further litigation.  On August 1, 2011, the District Court decided that the government contractor immunity defense would not be available to WGI Ohio at trial, but would be an issue for appeal.  Five of the cases were tried in District Court from September 12, 2012 through October 3, 2012.  A decision is expected in 2013.

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

•
DOE Deactivation, Demolition, and Removal Project:  WGI Ohio executed a cost-reimbursable task order with the DOE in 2007 to provide deactivation, demolition and removal services at a New York State project site that during 2010 experienced contamination and performance issues.  In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk.  The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $105.9 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $105.9 to $145.9 million, and requires WGI Ohio to pay all project costs exceeding $145.9 million.  In addition, in September 2011, WGI Ohio voluntarily paid a civil penalty related to the contamination incident.

Through September 28, 2012, WGI Ohio has incurred total project costs of $194.6 million and has recorded cumulative project losses of $15.1 million, including charges of $0.4 million and $1.1 million in the three and nine months ended September 28, 2012, respectively.  Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene, WGI Ohio has been required to perform work outside the scope of the Task Order Modification.  Based on changes and delays to date, requests for equitable adjustment (“REA”) amounting to $47.1 million and proposals related to the hurricane-caused impacts and other directed changes in the amount of $105.1 million have been submitted to the DOE for approval.  Additional REAs of at least $15.7 million are expected to be submitted.  To date, the DOE has authorized an additional $26.3 million of funding primarily related to the hurricane-caused impacts.  The final project completion costs are not currently estimable due to continuing delays in permitting, other delays, and approval of a final project plan.  WGI Ohio can give no assurance that it will not be obligated to pay some or all of the REAs, non-funded hurricane-caused impacts, the other directed changes, and additional project completion costs, which would negatively impact our future results of operations.

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by one of our wholly owned subsidiaries, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  Subsequently, on November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce asserting claims up to $52.6 million.  Washington Group Bolivia brought a $50 million counterclaim on August 3, 2012 against the mine owner asserting claims of wrongful termination and lost productivity.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Washington Group Bolivia intends to continue to defend this matter vigorously; however, we cannot provide assurance that we will be successful in these efforts.  While Washington Group Bolivia believes that the mine owner’s claims are largely without merit, the potential range of loss and the resolution of these matters cannot be determined at this time due to a number of factors, including the uncertainty of how the arbitration tribunal would apply the multiple legal theories and factual bases for the parties’ respective claims and defenses and the added complexity that comes from the fact that the parties, project location and applicable law span multiple countries and jurisdictions.

•
Canadian Pipeline Contract:  In January 2010, a pipeline owner filed an action in the Court of Queen’s Bench of Alberta, Canada against Flint, a company acquired by us in May 2012, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line.  The pipeline owner alleges it has suffered approximately C$85.0 million in damages in connection with the abandonment and replacement of the pipeline.  Flint was the construction contractor on the pipeline project.  Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line.  In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint.  Flint believes the damages were caused or contributed to by the negligence of one or more of the codefendants and/or by the negligent operation of the pipeline owner.

Flint intends to continue to defend this matter vigorously; however, it cannot provide assurance that it will be successful, in whole or in part, in these efforts.  The potential range of loss and the resolution of this matter cannot be determined at this time primarily due to the early stage of the discovery; the substantial uncertainty regarding the actual cause of the damage to or loss of the line; the nature and amount of each individual damage claim against the various defendants; and the uncertainty concerning legal theories and factual bases that customer may present against all or some of the defendants.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(continued)

Guarantee Obligations and Commitments

As of September 28, 2012, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $0.9 million as of September 28, 2012.

As of September 28, 2012, we had $36.2 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  With approximately 57,000 employees in a global network of offices and contract-specific job sites in nearly 50 countries, we provide services for federal, infrastructure, oil and gas, power and industrial programs and projects.  On May 14, 2012, we completed the acquisition of Flint Energy Services Ltd. (“Flint”), a provider of construction and maintenance services to clients in the oil and gas industry.  The operations of Flint have now become our new Oil & Gas Division.  The acquisition expanded our presence in the oil and gas market sector, most notably in the North American unconventional oil and gas segments of this market.

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

Reporting Segments

With the acquisition of Flint, we now operate through four reporting segments:  the Infrastructure & Environment Division, the Federal Services Division, the Energy & Construction Division, and the Oil & Gas Division.  These segments were generally created based on the size and management structure of the businesses and the integration of acquired operating companies that address similar markets or provide similar services.  We report our financial results on both a consolidated basis and for our four reporting segments.

Market Sectors

The table below summarizes the primary market sectors served by our four divisions for the three and nine months ended September 28, 2012.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended September 28, 2012

Consolidated revenues for the three months ended September 28, 2012 were $2.9 billion, an increase of $475.9 million, or 19.3%, compared to revenues for the three months ended September 30, 2011.  The increase was due to the growth of our work in the oil and gas market sector through our acquisition of Flint on May 14, 2012.  As our new Oil & Gas Division, Flint generated $592.2 million in revenues for the third quarter of 2012.  During the quarter, revenues also increased from our infrastructure and power market sectors compared to the same period last year.  By contrast, revenues from our federal and industrial market sectors declined, primarily as a result of the completion of large projects that experienced high levels of activity and generated significant revenues in the comparable period last year and lower federal funding by the Department of Energy (“DOE”), resulting from the completion of American Recovery and Reinvestment Act (“ARRA”) stimulus-funded projects.

Net income attributable to URS was $106.7 million for the three months ended September 28, 2012 compared with net loss of $623.1 million for the three months ended September 30, 2011, an increase of 117.1%.  This relative increase was primarily attributable to the goodwill impairment charge of $798.1 million ($699.3 million after tax) that we recorded during the quarter ended September 30, 2011 due to a decrease in market multiples and our market capitalization as a result of declines in our stock price.  In addition, net income for the three months ended September 28, 2012 included earnings resulting from Flint, which we acquired in May 2012.  The increase in net income in the third quarter of 2012 was also due to the recognition of performance-based incentive fees from our work managing chemical demilitarization programs, a foreign currency gain on intercompany financing arrangements, and an increase in equity in income of unconsolidated joint ventures.  The increase was partially offset by the wind-down and completion of various projects.

Cash Flows and Debt

For the nine months ended September 28, 2012, we generated $299.1 million in net cash from operations.  Cash flows from operations decreased by $65.6 million for the nine months ended September 28, 2012 compared with the same period in 2011.  This decrease was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, employer contribution payments to our 401(k) plan, payments on project incentive awards, and an increase in interest payments and acquisition expenses, partially offset by a decrease in income tax payments.

On March 15, 2012, in a private placement, we issued $400.0 million in 3.85% Senior Notes due on April 1, 2017 and $600.0 million in 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  We used the net proceeds from the notes together with borrowings from our senior credit facility (“2011 Credit Facility”) to finance our acquisition of Flint.

During March and April 2012, we entered into various foreign currency forward contracts with an aggregate notional amount of C$1.25 billion (equivalent to US$1.25 billion), which settled during the second quarter of 2012.

In addition, we had cash outflows of $40.0 million related to repurchases of our common stock and $29.8 million of cash dividends for the nine months ended September 28, 2012.

Acquisitions

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  The operating results of Flint from the acquisition date through September 28, 2012 are included in our condensed consolidated financial statements under the Oil & Gas Division.

On June 1, 2011, we completed the acquisition of Apptis Holdings, Inc. (“Apptis”).  The operating results of Apptis after the acquisition date are included in our condensed consolidated financial statements under the Federal Services business.  The operating results generated from this acquired business during the periods were not material to our consolidated results for the three- and nine-month periods ended September 30, 2011, but were material to our consolidated results for the corresponding periods of 2012.

Book of Business

As of September 28, 2012 and December 30, 2011, our total book of business was $26.0 billion and $27.0 billion, respectively.  Our book of business as of September 28, 2012 includes $1.6 billion from Flint.  Please see Book of Business on page 40 for more information.

Business Trends

Given the current economic uncertainty, it is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  Federal deficits and state budget weakness, the national debt, the potential end-of-year budgetary sequestration, economic disruption in Europe, a relatively anemic recovery in the U.S., and efforts made to address any of these issues, could negatively affect our business.  In particular, federal expenditures on defense, as well as expenditures, both private and public, on other programs that we support or markets in which we participate could be adversely affected.  For example, the Budget Control Act of 2011 could impose an additional estimated $1.2 trillion in automatic federal budget cuts, or sequestrations, beginning in fiscal year 2013, in addition to the $917 billion in budget cuts required over the next 10 years, that would severely impact our defense and other federal services, unless Congress acts to resolve the budget issues or postpone the expected cuts.  Any significant reduction in federal government spending could reduce demand for our overall services, and result in the cancellation or delay of existing projects as well as potential projects in our book of business.  It is also difficult to determine the extent to which concerns over the public debt of, and recessionary conditions in, the United Kingdom (“U.K.”) and various European countries could affect demand for, and spending on, the services we provide to our clients.  Many of these uncertainties are difficult to predict and beyond our control.

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

Federal

We expect revenues from our federal market sector will remain steady or decline slightly during our 2012 fiscal year compared to our 2011 fiscal year.  Although we have experienced delays in the award of new contracts, we expect to continue to benefit from the diversity of our federal business, as well as the large number of indefinite delivery contracts (“IDCs”) we hold with the Department of Defense (“DOD”) and other federal agencies.  These IDCs are increasingly being used as the preferred method for procuring services.  In addition, despite proposed reductions in federal spending, we anticipate stable funding for many of the specialized technical services we provide to federal government agencies.  These include military preparedness initiatives, cyber security services, and the repair and refurbishment of military aircraft and ground vehicles returning from combat activity in the Middle East.  In addition, we expect to continue to benefit from a number of large, long-term contracts with the U.K. Nuclear Decommissioning Authority involving the provision of environmental management and nuclear decommissioning services.

Infrastructure

We expect revenues from our infrastructure market sector to remain steady during our 2012 fiscal year compared to our 2011 fiscal year.  Although we have experienced delays in the award of large construction projects, we anticipate steady demand for the engineering and design services we provide, particularly for projects involving the expansion and modernization of highways, bridges and mass transit systems.  In addition, we anticipate that the recent passage of a two-year, $105 billion federal transportation funding bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”), will provide states and municipalities with stable funding for highway and transit projects.  MAP-21 also includes significant funding for the Transportation Infrastructure Finance and Innovation Act (“TIFIA”) program, which provides federal assistance in the form of direct loans, loan guarantees and standby lines of credit to finance surface transportation projects.  Available TIFIA funding has increased to $1.75 billion over the next two years, compared to the $122 million available annually under the previous federal transportation funding bill.  In the United Kingdom, where we maintain a large presence, the government’s 2012-2013 budget includes stable funding for the transportation agencies we support.

Oil & Gas

We expect revenues from the oil & gas sector will grow significantly during our 2012 fiscal year compared to our 2011 fiscal year.  During the second quarter of our 2012 fiscal year, we acquired Flint, a provider of construction and maintenance services to clients in the North American oil and gas industry.  The acquisition of Flint significantly expands our capabilities to serve clients in the oil and gas industry, most notably in the oil, oil sands and natural gas-producing regions of Western Canada and in the Southwest, Appalachian and Rocky Mountain regions of the U.S.

Power

We expect revenues from our power market sector to increase during our 2012 fiscal year compared to our 2011 fiscal year.  We expect stable demand for our air quality control services, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  These retrofits help utilities comply with regulatory mandates issued by the Environmental Protection Agency and other federal and state consent decrees.

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

Industrial

We expect revenues from our industrial market sector will remain steady or decline slightly during our 2012 fiscal year compared to our 2011 fiscal year, largely due to the completion of a large mining engineering and construction project that generated significant revenues in 2011 and has not been replaced by comparable large-scale projects.  At the same time, despite recent slowdowns in segments of the mining industry, several mining clients are moving forward with capital expenditure programs.  As a result, we are providing preliminary engineering and design services in support of mine expansion projects.  We believe our ability to support initial phases of these projects positions us to capture larger assignments as these projects move forward.  In the manufacturing market, we anticipate sustained demand for the facilities management services we provide, as clients continue to outsource these services to increase cost savings and maximize efficiency.

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

The achievement of early completion milestones on several chemical weapons stockpile processing projects indicates that those projects are approaching the end of their contract life cycle.  We expect to continue to generate revenues and operating income at these sites and other sites over the next several years, but in declining amounts as the projects approach final completion.

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

As of September 28, 2012 and December 30, 2011, our total book of business was $26.0 billion and $27.0 billion, respectively.  The following tables summarize, by division and market sector, our book of business as of those dates:

(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Total
As of September 28, 2012
Backlog	$3,224.9	$3,724.7	$6,023.2	$813.0	$13,785.8
Option years	227.2	2,739.8	2,083.8	—	5,050.8
Indefinite delivery contracts	2,705.6	3,235.7	444.0	767.5	7,152.8
Total book of business	$6,157.7	$9,700.2	$8,551.0	$1,580.5	$25,989.4

As of December 30, 2011
Backlog	$2,993.1	$4,141.8	$7,124.7	$—	$14,259.6
Option years	316.6	2,370.1	2,026.2	—	4,712.9
Indefinite delivery contracts	2,806.5	3,304.0	1,948.0	—	8,058.5
Total book of business	$6,116.2	$9,815.9	$11,098.9	$—	$27,031.0

	September 28,	December 30,
(In millions)	2012	2011
Backlog by market sector:
Federal	$7,027.1	$8,542.4
Infrastructure	3,070.9	3,011.0
Oil & Gas (1,2)	1,337.6	383.4
Power	1,462.1	1,623.8
Industrial (2)	888.1	699.0
Total backlog	$13,785.8	$14,259.6

(1)	We completed the acquisition of Flint on May 14, 2012. The operations of Flint have become the Oil & Gas Division.

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

REVENUES BY MARKET SECTOR

The Three Months Ended September 28, 2012 Compared with the Three Months Ended September 30, 2011

	Three Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$1,101.2	$1,261.7	$(160.5)	(12.7%)
Infrastructure	463.9	443.1	20.8	4.7%
Oil & Gas (1,2)	827.9	179.3	648.6	361.7%
Power	290.7	274.9	15.8	5.7%
Industrial (2)	263.9	312.7	(48.8)	(15.6%)
Total revenues, net of eliminations	$2,947.6	$2,471.7	$475.9	19.3%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

Consolidated Revenues by Market Sector

Our consolidated revenues for the three months ended September 28, 2012 were $2.9 billion, an increase of $475.9 million, or 19.3%, compared with the three months ended September 30, 2011.

See the discussion of revenues by market sector below for more detail.

Federal

	Three Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$145.4	$164.8	$(19.4)	(11.8%)
Federal Services	682.6	718.5	(35.9)	(5.0%)
Energy & Construction	273.2	378.4	(105.2)	(27.8%)
Federal total	$1,101.2	$1,261.7	$(160.5)	(12.7%)

Consolidated revenues from our federal market sector for the three months ended September 28, 2012 declined compared with the three months ended September 30, 2011.  During the quarter, revenues declined from the nuclear management services we provide to the DOE, due largely to the completion of ARRA stimulus-funded projects, the completion of a cleanup and closure project at former nuclear fuel reprocessing facility, as well as lower activity on other on-going DOE contracts.  We also experienced decreased demand for the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  The decrease in revenues from these activities was largely the result of delays in the award of new contracts and task orders under existing contracts.  Revenues also declined from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities.  This decline reflects the transition at several facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.  In addition, in the third quarter of 2012, we experienced a decrease in revenues from our work designing and building military facilities and upgrading related infrastructure as a result of the completion of several projects.  Although we have been awarded similar assignments, these contracts are in earlier start-up stages, which are typically characterized by lower activity and generate lower revenues.

By contrast, in the third quarter of 2012, we benefited from increased demand for the services we provide to the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment returning from military operations in the Middle East.  Revenues also increased from the operations and installations management support we provide at space flight centers.

Infrastructure

	Three Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$395.8	$376.1	$19.7	5.2%
Energy & Construction	68.1	67.0	1.1	1.6%
Infrastructure total	$463.9	$443.1	$20.8	4.7%

Consolidated revenues from our infrastructure market sector for the three months ended September 28, 2012 increased compared with the three months ended September 30, 2011.  During the quarter, revenues increased from the planning, design, engineering, and program and construction management services we provide to develop surface and rail transportation infrastructure, as well as from our work providing program management services to international aid agencies in support of economic development efforts.  We also benefited from higher activity on a dam construction project, following delays associated with adverse weather and river conditions.

The increase in revenues was partially offset by a decline in revenues resulting from the completion of a large levee construction project in New Orleans, which experienced high levels of activity in the comparable period last year.  We also experienced lower revenues from projects to modernize and expand airports and water storage, conveyance and treatment systems, due to the completion of assignments that have not been replaced by similar projects.

Oil & Gas

	Three Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Oil & Gas Market Sector: (1)
Infrastructure & Environment	$138.7	$147.1	$(8.4)	(5.7%)
Energy & Construction	97.0	32.2	64.8	201.2%
Oil & Gas (2)	592.2	—	592.2	N/M
Oil & Gas total	$827.9	$179.3	$648.6	361.7%

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

Consolidated revenues from our oil & gas market sector for the three months ended September 28, 2012 increased compared with the three months ended September 30, 2011.  Our results for the quarter reflect the acquisition of Flint on May 14, 2012.  At the completion of the acquisition, Flint became our new Oil & Gas Division.  For the three months ended September 28, 2012, the Oil & Gas Division generated revenues of $592.2 million from work providing construction and maintenance services to the North American oil and gas industry.  During the quarter, we also benefited from strong demand for the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term master service agreements (“MSAs”), as well as higher activity on contracts to provide facility management and operations and maintenance services at oil refineries.

Power

	Three Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$50.3	$40.1	$10.2	25.4%
Energy & Construction	240.4	234.8	5.6	2.4%
Power total	$290.7	$274.9	$15.8	5.7%

Consolidated revenues from our power market sector for the three months ended September 28, 2012 increased compared with the three months ended September 30, 2011.  During the quarter, revenues increased from services we provide to retrofit and upgrade existing nuclear power plants to increase the generating capacity and extend the service life of these facilities.  In addition, revenues increased from the compliance, permitting and remediation services we provide to utilities to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.  This increase was partially offset by a decrease in revenues from projects involving the retrofit of coal-fired power plants with air quality control systems that reduce sulfur dioxide, mercury and other emissions to help utilities comply with regulatory mandates.  Revenues also declined from the engineering, procurement and construction services we provide for the development of new power-generating facilities.

Industrial

	Three Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Industrial Market Sector: (1)
Infrastructure & Environment	$170.5	$194.0	$(23.5)	(12.1%)
Energy & Construction	93.4	118.7	(25.3)	(21.3%)
Industrial total	$263.9	$312.7	$(48.8)	(15.6%)

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

Consolidated revenues from our industrial market sector for the three months ended September 28, 2012 declined compared with the three months ended September 30, 2011.  The decline in revenues was primarily the result of the completion of a large-scale engineering and construction project for a mining operation in Australia, which experienced high levels of activity and generated significant revenues in the comparable period last year.  Revenues also declined from the facilities management services we provide to manufacturing clients, reflecting the completion of projects that have not been replaced by similar assignments.

RESULTS OF OPERATIONS

The Three Months Ended September 28, 2012 Compared with the Three Months Ended September 30, 2011

Consolidated

	Three Months Ended
				Percentage
(In millions, except percentages and per share	September 28,	September 30,	Increase	Increase
amounts)	2012 (1)	2011	(Decrease)	(Decrease)

Revenues	$2,947.6	$2,471.7	$475.9	19.3%
Cost of revenues	(2,753.3)	(2,300.1)	453.2	19.7%
General and administrative expense	(22.6)	(18.5)	4.1	22.2%
Acquisition-related expense	0.8	—	(0.8)	N/M
Goodwill impairment	—	(798.1)	(798.1)	N/M
Equity in income of unconsolidated joint ventures	31.1	24.8	6.3	25.4%
Operating income (loss)	203.6	(620.2)	823.8	132.8%
Interest expense	(20.5)	(5.1)	15.4	302.0%
Other income (expense)	10.8	—	10.8	N/M
Income (loss) before income taxes	193.9	(625.3)	819.2	131.0%
Income tax benefit (expense)	(66.1)	39.5	105.6	267.3%
Net income (loss) including noncontrolling interests	127.8	(585.8)	713.6	121.8%
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(21.1)	(37.3)	(16.2)	(43.4%)
Net income (loss) attributable to URS	$106.7	$(623.1)	$729.8	117.1%

Diluted earnings (loss) per share	$1.43	$(8.05)	$9.48	117.8%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Revenues

	Three Months Ended
(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Three months ended

September 28, 2012	$920.7	$682.8	$781.5	$592.2	$(29.6)	$2,947.6
September 30, 2011	950.8	718.7	844.6	—	(42.4)	2,471.7
Increase (decrease)	(30.1)	(35.9)	(63.1)	592.2	(12.8)	475.9
Percentage increase (decrease)	(3.2%)	(5.0%)	(7.5%)	N/M	(30.2%)	19.3%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues decreased for the three months ended September 28, 2012 compared to the three months ended September 30, 2011.  During the quarter, revenues declined from our work designing and building military facilities and upgrading related infrastructure, as a result of the completion of several projects.  Although we have been awarded similar assignments, these contracts are in earlier start-up stages, which are typically characterized by lower activity.  We also experienced a decline in revenues from the environmental and engineering services we provide to industrial and mining clients.  The results in our mining market reflect the completion of a large engineering and construction assignment, which generated significant revenues in the comparable period last year and has not been replaced by a similar, large-scale project.  In the oil and gas sector, revenues declined from our work supporting a major pipeline project in Alaska, due to the postponement of the project, while we continued to benefit from strong demand for the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term MSAs.  By contrast, revenues increased from the services we provide to expand and modernize surface and rail transportation infrastructure, as well as from our work providing program management services to international aid agencies in support of economic development efforts.  In addition, demand grew for the compliance, permitting and remediation services we provide to utilities in the power sector to assist them in meeting regulatory requirements and mitigating the environmental impact of their operations.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased for the three months ended September 28, 2012 compared to the three months ended September 30, 2011.  During the quarter, revenues declined from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities.  This decline reflects the transition at several facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.  This decrease was partially offset by an increase in revenues associated with a large installation management and support services program at a space flight center.  We also experienced steady demand for the services we provide to the DOD to overhaul, maintain and repair ground vehicle and other military equipment returning from operations in the Middle East.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues for the three months ended September 28, 2012 decreased compared with the three months ended September 30, 2011.  The decrease is primarily related to federal funding decreases, including the completion of ARRA stimulus funded projects, which contributed to a decrease in revenues for our work providing nuclear management services to the DOE.  These decreases were partially offset by increases in revenues at an oil and gas project and a power project.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the three months ended September 28, 2012 were derived from the oilfield services that we provided, including facility and pipeline construction, transportation, and maintenance services for the North American oil and gas industry.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Three months ended

September 28, 2012	$(856.9)	$(619.5)	$(741.0)	$(565.5)	$29.6	$(2,753.3)
September 30, 2011	(890.5)	(659.9)	(792.1)	—	42.4	(2,300.1)
Increase (decrease)	(33.6)	(40.4)	(51.1)	565.5	(12.8)	453.2
Percentage increase (decrease)	(3.8%)	(6.1%)	(6.5%)	N/M	(30.2%)	19.7%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the three months ended September 28, 2012 increased compared with the three months ended September 30, 2011. Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.

Consolidated cost of revenues as a percent of revenues increased from 93.1% for the three months ended September 30, 2011 to 93.4% for the three months ended September 28, 2012.

General and Administrative Expense

Our consolidated general and administrative (“G&A”)expense for the three months ended September 28, 2012 increased by 22.2% compared with the three months ended September 30, 2011.  Consolidated G&A expense as a percent of revenues was 0.8% for the three months ended September 28, 2012 compared to 0.7% for the three months ended September 30, 2011.  The increase in G&A expense was due primarily to increases in employee benefit costs.

Acquisition-related Expense

Our consolidated acquisition-related expense generally includes legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.  For the three months ended September 28, 2012, we recorded an adjustment of $0.8 million to acquisition-related expense for our acquisition of Flint.

Equity in Income of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Total
Three months ended

September 28, 2012	$3.3	$1.5	$24.1	$2.2	$31.1
September 30, 2011	0.4	1.5	22.9	—	24.8
Increase	2.9	—	1.2	2.2	6.3
Percentage increase	725.0%	—	5.2%	N/M	25.4%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income of unconsolidated joint ventures for the three months ended September 28, 2012 increased compared with the three months ended September 30, 2011.  Our consolidated equity in income of unconsolidated joint ventures in the third quarter of 2012 included $2.2 million resulting from the acquisition of Flint.  For the Energy & Construction Division, the increase was primarily attributable to a $6.1 million increase in earnings from a light rail project which was partially offset by a $2.0 million decrease in earnings from nuclear management, operations and cleanup projects in the U.K., a $1.5 million decrease in earnings from a national laboratory project for the DOE, and a $1.4 million decrease in earnings from close-out activities on a highway construction project during the three months ended September 30, 2011.

Goodwill Impairment

During the quarter ended September 30, 2011, we performed an interim goodwill impairment test due to declines in our stock price and recognized a goodwill impairment charge of $798.1 million.  No goodwill impairment charge was recognized to date in 2012.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Corporate	Total
Three months ended

September 28, 2012	$67.1	$64.8	$64.6	$28.9	$(21.8)	$203.6
September 30, 2011	60.7	(307.1)	(355.3)	—	(18.5)	(620.2)
Increase (decrease)	6.4	371.9	419.9	28.9	(3.3)	823.8
Percentage increase (decrease)	10.5%	121.1%	118.2%	N/M	17.8%	132.8%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income for the three months ended September 28, 2012 was 6.9% compared to (25.1)% for the three months ended September 30, 2011.  The increase in operating income in the third quarter of 2012 relative to the corresponding period of 2011 was primarily due to the goodwill impairment charge recorded during the three months ended September 30, 2011.  In addition, the increase in operating income was also due to the acquisition of Flint and an increase in net performance-based incentive fees from work, performed by our Federal Services Division, managing chemical demilitarization programs in the U.S.  This increase was partially offset by the decrease in operating income resulting from the wind down and completion of projects.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income as a percentage of revenues was 7.3% for the three months ended September 28, 2012 compared to 6.4% for the three months ended September 30, 2011.  The increase in operating income was primarily attributable to decreases in accrued employee benefit costs and overhead cost reductions.  Overall, overhead costs as a percentage of revenues, decreased from 30.9% for the three months ended September 30, 2011 to 29.8% for the three months ended September 28, 2012.

The Federal Services Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was 9.5% for the three months ended September 28, 2012 compared to (42.7)% for the three months ended September 30, 2011.  For the three months ended September 30, 2011, the operating loss was the result of a $367.4 million goodwill impairment charge.  Operating income included a $13.3 million increase in net performance-based incentive fees from work managing chemical demilitarization programs recognized in the current quarter compared to the third quarter of 2011.

The Energy & Construction Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was 8.3% for the three months ended September 28, 2012 compared to (42.1)% for the three months ended September 30, 2011.  For the three months ended September 30, 2011, the operating loss was the result of a $430.7 million goodwill impairment charge recorded.  The decrease in operating income after considering the goodwill impairment charge was primarily related to a $24.6 million decrease in earnings from two DOE nuclear cleanup projects and a $7.4 million increase in earnings from a new air quality control project.

The Oil & Gas Division’s Operating Income

The Oil & Gas Division’s operating income for the three months ended September 28, 2012 was $28.9 million, which reflects activities from May 14, 2012, the effective date of the Flint acquisition and includes $14.4 million of amortization of intangible assets in connection with Flint acquisition.

Interest Expense

Our consolidated interest expense for the three months ended September 28, 2012 increased by $15.4 million or 302.0% compared with the three months ended September 30, 2011.  This increase was primarily due to the interest expense incurred on the Senior Notes that we issued in the first quarter of 2012, the borrowings from our revolving line of credit, and the Canadian Notes that we assumed as part of the Flint acquisition.

Other Income (Expense)

Our consolidated other income (expense) for the three months ended September 28, 2012 represents a foreign currency gain of $10.8 million recognized on intercompany financing arrangements.

Income Tax Benefit (Expense)

The increase in the effective income tax rate for the three months ended September 28, 2012 compared with the comparable period in 2011 is primarily due to the non-deductibility of the goodwill impairment charge taken in 2011.

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Our noncontrolling interests in income of consolidated subsidiaries, net of tax decreased by $16.2 million or 43.4% in the three months ended September 28, 2012 compared with the three months ended September 30, 2011.  The decrease was primarily due to lower earnings from one of our U.K. joint ventures, the substantial completion of a levee construction project in New Orleans in the prior year, and lower earnings from certain DOE nuclear cleanup projects.  These decreases were partially offset by higher activity on air quality control projects performed through a consolidated joint venture.

REVENUES BY MARKET SECTOR

The Nine Months Ended September 28, 2012 Compared with the Nine Months Ended September 30, 2011

	Nine Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal (1)	$3,428.5	$3,486.1	$(57.6)	(1.7%)
Infrastructure	1,349.9	1,421.8	(71.9)	(5.1%)
Oil & Gas (2,3)	1,455.3	492.6	962.7	195.4%
Power	910.4	831.5	78.9	9.5%
Industrial (3)	855.7	919.8	(64.1)	(7.0%)
Total revenues, net of eliminations	$7,999.8	$7,151.8	$848.0	11.9%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

Consolidated Revenues by Market Sector

Our consolidated revenues for the nine months ended September 28, 2012 were $8.0 billion, an increase of $848.0 million, or 11.9%, compared with the nine months ended September 30, 2011.

See the discussion of revenues by market sector below for more detail.

Federal

	Nine Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$500.6	$475.1	$25.5	5.4%
Federal Services (1)	2,117.5	1,967.8	149.7	7.6%
Energy & Construction	810.4	1,043.2	(232.8)	(22.3%)
Federal total	$3,428.5	$3,486.1	$(57.6)	(1.7%)

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

Consolidated revenues from our federal market sector for the nine months ended September 28, 2012 declined slightly compared with the nine months ended September 30, 2011.  Our nine-month results in the federal market sector were affected by many of the same factors outlined in the revenue discussion of our results for the three month period ended September 28, 2012.  Revenues decreased from the nuclear management services we provide to the DOE, due largely to the completion of ARRA stimulus-funded projects, the completion of cleanup and closure project at a former nuclear fuel reprocessing facility and lower activity at other on-going DOE contracts.  Revenues also declined from our work providing systems engineering and technical assistance services to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  These declines were partially offset by increased demand for our work maintaining, repairing and overhauling aircraft, ground vehicles and other equipment returning from military operations in the Middle East, as well as for the operations and installations management support we provide at space flight centers.

In contrast to our three-month results in the federal market sector, for the nine-month period ended September 28, 2012, revenues also increased from our work managing the destruction of U.S. chemical stockpiles, due to the recognition of incentive award fees for the early completion of project milestones.  We also benefited from strong demand for engineering and construction services we provide for military facilities and related infrastructure.  In addition, revenues increased from the IT services we provide to federal clients as a result of our June 2011 acquisition of Apptis.  For the nine months ended September 28, 2012, Apptis generated $171.2 million in revenues, compared to $106.2 million for the nine months ended September 30, 2011.

Infrastructure

	Nine Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$1,171.4	$1,166.3	$5.1	0.4%
Energy & Construction	178.5	255.5	(77.0)	(30.1%)
Infrastructure total	$1,349.9	$1,421.8	$(71.9)	(5.1%)

Consolidated revenues from our infrastructure market sector for the nine months ended September 28, 2012 declined compared with the nine months ended September 30, 2011.  For the nine-month period ended September 28, 2012, the decline in infrastructure revenues was primarily due to the completion of a levee construction project in New Orleans in the comparable period last year; lower activity on a dam construction project due to adverse weather and river conditions; and a project close-out and a favorable settlement agreement reached on a light rail project in the comparable period last year.  Revenues also decreased from the services we provide to expand and modernize airports and water storage, conveyance and treatment systems.  These declines were partially offset by an increase in revenues from the planning, design, engineering, and program and construction management services we provide to develop surface and rail transportation infrastructure, as well as from our work providing program management services to international aid agencies in support of economic development efforts.

Oil & Gas

	Nine Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Oil & Gas Market Sector: (1)
Infrastructure & Environment	$399.0	$363.0	$36.0	9.9%
Energy & Construction	186.6	129.6	57.0	44.0%
Oil & Gas (2)	869.7	—	869.7	N/M
Oil & Gas total	$1,455.3	$492.6	$962.7	195.4%

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

Consolidated revenues from our oil & gas market sector for the nine months ended September 28, 2012 increased compared with the nine months ended September 30, 2011.  Our nine-month results in the oil and gas market sector were affected by the same factors outlined in the revenue discussion of our results for the three month period ended September 28, 2012.  Following the completion of the Flint acquisition, our new Oil & Gas Division generated revenues of $869.7 million from the date of the acquisition through the end of the third quarter on September 28, 2012.  We also benefited from strong demand for the environmental and engineering services we provide to oil and gas clients through long-term MSAs.  In addition, revenues increased due to high levels of activity on an assignment to construct a natural gas storage facility in Louisiana.

Power

	Nine Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$158.2	$141.3	$16.9	12.0%
Energy & Construction	752.2	690.2	62.0	9.0%
Power total	$910.4	$831.5	$78.9	9.5%

Consolidated revenues from our power market sector for the nine months ended September 28, 2012 increased compared with the nine months ended September 30, 2011.  Revenues increased from projects involving the retrofit of coal-fired power plants with air quality control systems, as well as from the services we provide to retrofit and upgrade existing nuclear power plants.  We also benefited from strong demand for the compliance, permitting and remediation services we provide to utilities, as well as from our work upgrading and modernizing transmission and distribution systems.  By contrast, revenues declined from the engineering, procurement and construction services we provide for the development of new power-generating facilities.

Industrial

	Nine Months Ended
				Percentage
	September 28,	September 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Industrial Market Sector: (1)
Infrastructure & Environment	$527.5	$585.6	$(58.1)	(9.9%)
Energy & Construction	328.2	334.2	(6.0)	(1.8%)
Industrial total	$855.7	$919.8	$(64.1)	(7.0%)

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

Consolidated revenues from our industrial market sector for the nine months ended September 28, 2012 declined compared with the nine months ended September 30, 2011.  Our nine-month results in the industrial market sector were affected by the same factors outlined in the revenue discussion of our results for the three-month period ended September 28, 2012.  The decline in revenues was primarily due to the completion of a large-scale engineering and construction project for a mining operation in Australia, which experienced high levels of activity and generated significant revenues in the comparable period last year.  Revenues also declined from the facilities management services we provide to manufacturing clients, reflecting the completion of projects that have not been replaced by similar assignments.

The Nine Months Ended September 28, 2012 Compared with the Nine Months Ended September 30, 2011

Consolidated

	Nine Months Ended
				Percentage
(In millions, except percentages and per share	September 28,	September 30,	Increase	Increase
amounts)	2012 (1)	2011 (2)	(Decrease)	(Decrease)

Revenues	$7,999.8	$7,151.8	$848.0	11.9%
Cost of revenues	(7,484.0)	(6,731.2)	752.8	11.2%
General and administrative expense	(62.0)	(59.9)	2.1	3.5%
Acquisition-related expense	(16.1)	(1.0)	15.1	N/M
Goodwill impairment	—	(798.1)	(798.1)	N/M
Equity in income of unconsolidated joint ventures	76.8	100.8	(24.0)	(23.8%)
Operating income (loss)	514.5	(337.6)	852.1	252.4%
Interest expense	(51.0)	(15.3)	35.7	233.3%
Other income (expense)	4.1	—	4.1	N/M
Income before income taxes	467.6	(352.9)	820.5	232.5%
Income tax expense	(155.2)	(45.1)	110.1	244.1%
Net income (loss) including noncontrolling interests	312.4	(398.0)	710.4	178.5%
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(72.4)	(96.1)	(23.7)	(24.7%)
Net income (loss) attributable to URS	$240.0	$(494.1)	$734.1	148.6%

Diluted earnings (loss) per share	$3.22	$(6.36)	$9.58	150.6%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Nine months ended

September 28, 2012	$2,851.1	$2,118.1	$2,285.1	$869.7	$(124.2)	$7,999.8
September 30, 2011	2,790.2	1,968.5	2,521.4	—	(128.3)	7,151.8
Increase (decrease)	60.9	149.6	(236.3)	869.7	(4.1)	848.0
Percentage increase (decrease)	2.2%	7.6%	(9.4%)	N/M	(3.2%)	11.9%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues increased for the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011.  The increase was primarily the result of strong demand for the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term MSAs.  Revenues also increased from our work providing engineering and construction services for the development of military facilities and related infrastructure.  We also benefited from increased demand for the services we provide to expand and modernize surface and rail transportation infrastructure, and our work providing program management services to international aid agencies in support of economic development efforts.  In the power sector, we benefitted from strong demand for compliance, permitting and remediation services to help utilities meet regulatory requirements and mitigate the environmental impact of their operations.  These increases were partially offset by a decline in revenues from the environmental and engineering services we provide to industrial and mining clients.  Our results also reflect the completion of a large engineering and construction assignment in the comparable period last year, which has not been replaced by a similar, large-scale project.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues increased for the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011.  During the nine month period, revenues increased from our work managing the destruction of U.S. chemical stockpiles, due to the recognition of performance-based incentive fees.  We also benefitted from demand for the services we provide to the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment.  In addition, revenues increased from the IT services we provide to federal clients as a result of our June 2011 acquisition of Apptis.  For the nine months ended September 28, 2012, Apptis generated $171.2 million in revenues, compared to $106.2 million for the nine months ended September 30, 2011.  This increase was partially offset by a decline in revenues from the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues for the nine months ended September 28, 2012 decreased compared with the nine months ended September 30, 2011.  The decrease is primarily due to the timing of the completion of a large power project and a large infrastructure project in the prior year that was not fully offset by replacement projects, including the start-up of a new air quality control project.  Revenues during the engineering and early construction phases of the project tend to be lower than revenues during the active construction phase of the project.  During the nine months ended September 30, 2011, there were more projects in active construction as compared to the nine months ended September 28, 2012.  As a result, revenues for the nine months ended September 28, 2012 were relatively lower than for the nine months ended September 30, 2011.  Additionally, federal funding decreases, including the completion of ARRA stimulus funded projects, contributed to a decrease in revenues for our work providing nuclear management services to the DOE.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the nine months ended September 28, 2012, reflect operating activities related to our recent acquisition of Flint.  Our Oil & Gas Division’s revenues are derived from the oilfield services we provide including facility and pipeline construction, transportation, and maintenance services for the North American oil and gas industry.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Nine months ended

September 28, 2012	$(2,678.5)	$(1,905.4)	$(2,183.6)	$(840.7)	$124.2	$(7,484.0)
September 30, 2011	(2,622.0)	(1,830.3)	(2,407.2)	—	128.3	(6,731.2)
Increase (decrease)	56.5	75.1	(223.6)	840.7	(4.1)	752.8
Percentage increase (decrease)	2.2%	4.1%	(9.3%)	N/M	(3.2%)	11.2%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the nine months ended September 28, 2012 increased compared with the nine months ended September 30, 2011.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.

Consolidated cost of revenues as a percent of revenues improved from 94.1% for the nine months ended September 30, 2011 to 93.6% for the nine months ended September 28, 2012.  See “Operating Income” for further discussion.

General and Administrative Expense

Our consolidated G&A expense for the nine months ended September 28, 2012 was essentially flat compared to the nine months ended September 30, 2011.  Consolidated G&A expense as a percent of revenues was 0.8% for both the nine months ended September 28, 2012 and September 30, 2011.

Acquisition-related Expense

Our consolidated acquisition-related expense for the nine months ended September 28, 2012 was $16.1 million, which related to our acquisition of Flint in May 2012.  Our consolidated acquisition-related expense for the nine months ended September 30, 2011 was $1.0 million, which related primarily to our acquisition of Apptis in June 2011.

Acquisition-related expense generally includes legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.

Equity in Income of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Total
Nine months ended

September 28, 2012	$3.1	$4.8	$66.0	$2.9	$76.8
September 30, 2011	2.5	4.6	93.7	—	100.8
Increase (decrease)	0.6	0.2	(27.7)	2.9	(24.0)
Percentage increase (decrease)	24.0%	4.3%	(29.6%)	N/M	(23.8%)

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income of unconsolidated joint ventures for the nine months ended September 28, 2012 decreased compared with the nine months ended September 30, 2011.  The decrease was primarily attributable to a $20.3 million decrease in earnings from nuclear management, operations and cleanup projects in the U.K., a $9.5 million settlement on a highway construction project during the nine months ended September 30, 2011, and a $6.8 million decrease on a DOE cleanup project due to the timing of recognizing target-cost savings and other performance-based earnings.  These decreases were partially offset by a $6.1 million increase in earnings from a light rail project.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Corporate	Total
Nine months ended

September 28, 2012	$175.7	$217.5	$167.5	$31.9	$(78.1)	$514.5
September 30, 2011	170.6	(225.5)	(222.8)	—	$(59.9)	(337.6)
Increase	5.1	443.0	390.3	31.9	$18.2	852.1
Percentage increase	3.0%	196.5%	175.2%	N/M	30.4%	252.4%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income (loss) for the nine months ended September 28, 2012 was 6.4% compared to (4.7)% for the nine months ended September 30, 2011.  The increase in operating income in the first nine months of 2012 relative to the corresponding period of 2011 was primarily due to the goodwill impairment recorded during the nine months ended September 30, 2011.  In addition, the increase in net income was also attributable to the inclusion of operating income resulting from the acquisition of Flint and recognition of performance-based incentive fees from work performed by our Federal Services Division managing chemical demilitarization programs in the U.S.  This increase was partially offset by acquisition-related expense, the wind-down and completion of projects and a decrease in equity in income of unconsolidated joint ventures described above.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income as a percentage of revenues was 6.2% for the nine months ended September 28, 2012 compared to 6.1% for the nine months ended September 30, 2011.  The increase in operating income was caused primarily by the decreases in accrued employee benefit costs and overhead cost reductions.  These decreases in costs were partially offset by higher pension and severance costs.  Overhead costs as a percentage of revenues, decreased to 31.2% for the nine months ended September 28, 2012 from 32.8% for the nine months ended September 30, 2011.

The Federal Services Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was 10.3% for the nine months ended September 28, 2012 compared to (11.5)% for the nine months ended September 30, 2011.  For the nine months ended September 30, 2011, the operating loss was the result of a $367.4 million goodwill impairment charge.  Operating income included a $79.4 million increase in net performance-based incentive fees from work managing chemical demilitarization programs recognized in the current year compared to the corresponding period in 2011.

The Energy & Construction Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was 7.3% for the nine months ended September 28, 2012 compared to (8.8)% for the nine months ended September 30, 2011.  For the nine months ended September 30, 2011, the Energy & Construction Division recorded a goodwill impairment charge of $430.7 million.  In addition, there was a $27.7 million decrease in equity in income of unconsolidated joint ventures described above, a $26.1 million decline resulting from the substantial completion of a levee construction project in New Orleans in the prior year, and a $15.0 million target cost savings recognized at an air quality control services project in the comparable period last year.  These decreases were partially offset by an increase of $22.8 million, consisting of a $3.4 million insurance recovery recognized in the current period as compared to a loss of $19.4 million on a common sulfur project recognized in the prior year.

The Oil & Gas Division’s Operating Income

The Oil & Gas Division’s operating income for the nine months ended September 28, 2012 was $31.9 million, which reflected activities from May 14, 2012, the effective date of the Flint acquisition and included $23.0 million of amortization of intangible assets in connection with the Flint acquisition.

Interest Expense

Our consolidated interest expense for the nine months ended September 28, 2012 increased by $35.7 million or 233.3% compared with the nine months ended September 30, 2011.  This increase was primarily due to the interest expense incurred on the Senior Notes that we issued in the first quarter of 2012, the borrowings from our revolving line of credit, and the Canadian Notes that we assumed as a part of the Flint acquisition.

Other Income (Expense)

Our consolidated other income (expense) for the nine months ended September 28, 2012 represents foreign currency gains of $4.4 million recognized on intercompany financing arrangements and a net loss of $0.3 million recognized on foreign currency forward contracts during the nine months ended September 28, 2012.

Income Tax Expense

The increase in the effective income tax rate for the nine months ended September 28, 2012 compared with the comparable period in 2011 is primarily due to the non-deductibility of the goodwill impairment charge taken in 2011.

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Our noncontrolling interests in income of consolidated subsidiaries, net of tax decreased by $23.7 million or 24.7% for the nine months ended September 28, 2012 compared with the nine months ended September 30, 2011.  The decrease in noncontrolling interests in income of consolidated subsidiaries, net of tax was primarily due to lower earnings from one of our U.K. joint ventures, the substantial completion of a levee construction project in New Orleans in the prior year, and lower earnings from certain DOE nuclear cleanup projects.  These decreases were partially offset by increases related to higher activity at air quality control services projects through a consolidated joint venture.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	September 28,	September 30,
(In millions)	2012	2011
Cash flows from operating activities	$299.1	$364.7
Cash flows from investing activities	(1,432.2)	(339.9)
Cash flows from financing activities	981.7	(169.3)

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

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At September 28, 2012 and December 30, 2011, restricted cash was $17.2 million and $21.0 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  At September 28, 2012 and December 30, 2011, cash and cash equivalents included $94.2 million and $91.4 million, respectively, of cash held by our consolidated joint ventures, which is available only to fund activities and obligations related to the joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) represent our primary sources of cash inflows from operations.  Unbilled Accounts Receivable represents amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, Unbilled Accounts Receivable may not be billable for periods generally extending from two to six months and, occasionally, beyond a year.  As of September 28, 2012 and December 30, 2011, $224.0 million and $185.0 million, respectively, of Unbilled Accounts Receivable are not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”  As of September 28, 2012 and December 30, 2011, significant unapproved change orders and claims, which are included in Unbilled Accounts Receivable, collectively represented approximately 2% in each period of our gross accounts receivable and Unbilled Accounts Receivable.

Net Accounts Receivable, which is comprised of accounts receivable and the current portion of Unbilled Accounts Receivable, net of receivable allowances, at September 28, 2012 was $2.9 billion, an increase of $741.0 million, or 33.6% over the balance at December 30, 2011.  The increase was primarily the result of $573.7 million from the Flint acquisition.  The remaining difference relates to normal flows within the billing cycle.

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

As of September 28, 2012 and December 30, 2011, our receivable allowances represented 1.60% and 1.92%, respectively, of the combined total accounts receivable and the current portion of Unbilled Accounts Receivable.  We believe that our allowance for doubtful accounts receivable as of September 28, 2012 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of September 28, 2012 and December 30, 2011 were $276.0 million and $310.8 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  We included the non-current amounts in our calculation of DSO and the ratio of accounts receivable to revenues.  Our DSO increased from 79 days as of December 30, 2011 to 89 days as of September 28, 2012.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which changed from 85.9% at September 30, 2011 to 86.8% at December 30, 2011 and to 98.1% at September 28, 2012.  We calculate this ratio by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter into the amount of revenues recognized during the quarter.  Because we acquired Flint on May 14, 2012, an adjustment was made to normalize Flint’s revenues in computing both DSO and the Ratio.

The factors that affect the Ratio also have the same effect on DSO.  The increases in the Ratio, and therefore the increases in DSO, occurred primarily for the following reasons:

•
Accruals of amounts from performance-based incentives under long-term U.S. federal government contracts added 4.3% to our ratio of accounts receivable to revenues for the quarter ended December 30, 2011 and 3.5% for the quarter ended September 28, 2012.  These amounts were included in costs and accrued earnings in excess of billings on contracts and they become billable as provided under the terms of the contracts to which they relate.  We do not expect to bill for these incentives until 2013.  Our costs and accrued earnings in excess of billings on contracts included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.

•
Adjustments on some U.S. federal government contracts from bi-monthly to monthly billing cycles, U.S. federal government agency billing requirements changes and invoice reviews by the Defense Contract Audit Agency have caused delays and re-billings, adding 1.0% to our ratio of accounts receivable to revenues for the quarter ended December 30, 2011 and 0.4% for the quarter ended September 28, 2012.

•
The accrual of performance incentive on a DOE nuclear cleanup project added 3.6% to our ratio of accounts receivable to revenues for the quarter ended September 28, 2012.  These amounts were included in costs and accrued earnings in excess of billings on contracts and they become billable as provided under the terms of the contracts to which they relate.  We do not expect to bill for these incentives until 2014.

•	Other, smaller increases in the ratio of accounts receivable to revenues were caused by:

o	Accruals related to reimbursement under U.S. federal government contracts for employee “stay-and-perform” incentive payments;

o	Timing of billing related to increased activity in 2012 at a nuclear management, operations and cleanup project in the U.K.; and

o	Receivables related to activity on a DOE deactivation, demolition, and removal project.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, to pay income taxes, and to service our debt for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 17, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements included under Part 1  Item 1 of this report, which may adversely affect our liquidity and capital resources.

We have determined that the restricted net assets as defined by Rule 4-08(e)(3) of Regulation S-X are less than 25% of our consolidated net assets.

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

On March 15, 2012, we issued two Senior Notes with an aggregate principal amount of $1.0 billion.  We used the net proceeds from the notes together with borrowings from our 2011 Credit Facility to finance our acquisition of Flint.  See Note 10, “Indebtedness,” to our Condensed Consolidated Financial Statements included under Part 1 - Item 1 of this report, for more information regarding the Senior Notes.

Dividend Program

On February 24, 2012, our Board of Directors approved the initiation of a regular quarterly cash dividend program.  Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Estimated Amount		Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012		$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012		$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012		$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$	NA	January 4, 2013

Operating Activities

The decrease in cash flows from operating activities for the nine months ended September 28, 2012, compared to the nine months ended September 30, 2011, was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, employer contribution payments to our 401(k) plan, payments on project incentive awards, and an increase in interest payments and acquisition expenses, partially offset by a decrease in income tax payments.

In 2011, we merged the Energy & Construction Division’s 401(k) plan into the company-wide 401(k) plan and the timing of employer contributions was shifted from a bi-weekly basis to an annual basis.  Prior to the merger of the plans, we generally made the employer contributions for the Energy & Construction Division’s 401(k) plan within the same fiscal year in which the benefits were earned.  Under the merged plan, we expect to pay the contributions in the first quarter following the end of the fiscal year.  Due to the difference in timing of contributions made, we paid $37.5 million more in contributions during the nine months ended September 28, 2012 compared to the same period last year.  If the plans were not merged, the majority of these contributions would have been made in 2011.

Investing Activities

Cash flows used for investing activities of $1.4 billion during the nine months ended September 28, 2012 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $1.3 billion; and

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $101.8 million.

These cash flows were partially offset by:

•	proceeds from disposal of property and equipment of $17.2 million, mainly resulting from the residual payment received on the close out and settlement of mining projects in Jamaica.

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

For the remainder of fiscal year 2012, we expect to incur approximately $39 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows generated from financing activities of $981.7 million during the nine months ended September 28, 2012 consisted of the following significant activities:

•	proceeds of our Senior Notes, net of debt discount and issuance costs, of $990.1 million; and

•	net borrowings from our revolving line of credit of $126.4 million.

These cash flows were partially offset by:

•	distributions to noncontrolling interests of consolidated joint ventures of $51.9 million;

•	repurchases of our common stock of $40.0 million; and

•	dividend payments of $29.8 million.

Cash flows used for financing activities of $169.3 million during the nine months ended September 30, 2011 consisted of the following significant activities:

•	repurchases of our common stock of $136.7 million; and

•	distributions to noncontrolling interests of consolidated joint ventures of $77.5 million, and

•	net change in overdrafts of $18.2 million.

These cash flows were partially offset by:

•	net borrowings from our revolving line of credit of $50.0 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of September 28, 2012:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of September 28, 2012:
2011 Credit Facility (1)	$700.0	$35.0	$122.5	$542.5	$—	$—
3.85% Senior Notes (2)	400.0	—	—	400.0	—	—
5.00% Senior Notes (2)	600.0	—	—	—	600.0	—
7.50% Canadian Notes (2)	178.3	—	—	—	178.3	—
Revolving line of credit	150.0	—	—	150.0	—	—
Capital lease obligations (1)	53.8	24.1	21.7	8.0	—	—
Notes payable, foreign credit lines and other indebtedness	46.8	35.7	8.4	2.7	—	—
Total debt	2,128.9	94.8	152.6	1,103.2	778.3	—
Operating lease obligations (3)	785.1	203.8	269.6	144.8	166.9	—
Pension and other retirement plans funding requirements (4)	630.3	196.5	86.7	90.1	257.0	—
Interest (5)	532.0	74.0	145.6	135.7	176.7	—
Dividends payable (6)	16.2	15.4	0.7	0.1	—	—
Purchase obligations (7)	9.6	8.1	1.5	—	—	—
Asset retirement obligations (8)	13.7	1.2	3.5	3.3	5.7	—
Other contractual obligations (9)	30.1	16.2	—	0.1	—	13.8
Total contractual obligations	$4,145.9	$610.0	$660.2	$1,477.3	$1,384.6	$13.8

(1)	Amounts shown exclude unamortized debt issuance costs of $4.0 million for our 2011 Credit Facility. For capital lease obligations, amounts shown exclude interest of $3.9 million.

(2)	Amounts shown exclude unamortized discount for the 3.85% and 5.00% Senior Notes of $1.1 million, and unamortized premium for the 7.50% Canadian Notes of $29.4 million.

(3)	Operating leases are predominantly real estate leases.

(4)
Amounts consist of estimated pension and other retirement plan funding requirements, to the extent that we were able to develop reasonable estimates, for various defined benefit, post-retirement, defined contribution, multi-employer, and other retirement plans. Estimates do not include potential multiemployer plan termination or withdraw amounts since we are unable to estimate the amount of contributions that could be required.

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

(9)
Other contractual obligations include net liabilities for anticipated settlements and interest on our tax liabilities, accrued benefit for our executives pursuant to their employment agreements, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under “Other” above.

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

The following is a list of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our 2011 Credit Facility and our international credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the 2011 Credit Facility or international credit facilities, we would be unable to issue or renew standby letters of credit and bank guarantees, which would impair our ability to maintain normal operations.  As of September 28, 2012, we had $132.4 million in standby letters of credit outstanding under our 2011 Credit Facility and $36.2 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $0.9 million as of September 28, 2012.

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

2011 Credit Facility

As of both September 28, 2012 and December 30, 2011, the outstanding balance of the term loan under our 2011 Credit Facility was $700.0 million. As of September 28, 2012 and December 30, 2011, the interest rates applicable to the term loan were 1.72% and 1.80%, respectively. Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of September 28, 2012.

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  As of September 28, 2012, the outstanding balance of the Senior Notes was $998.9 million, net of $1.1 million of discount.

Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2012.  The net proceeds of the Senior Notes were used to fund the acquisition of Flint.  We may redeem the Senior Notes, in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount, plus a "make-whole" premium and accrued and unpaid interest as described in the indenture.  In addition, we may redeem all or a portion of the 5.00% Senior Notes at any time on or after the date that is three months prior to the maturity date of those 5.00% Senior Notes, at a redemption price equal to 100% of the principal amount of the 5.00% Senior Notes to be redeemed.  We may also, at our option, redeem the Senior Notes, in whole, at 100% of the principal amount and accrued and unpaid interest upon the occurrence of certain events that result in an obligation to pay additional amounts as a result of certain specified changes in tax law described in the indenture.  Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of the purchase.  We are generally not limited under the indenture governing the Senior Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions, and merger or sale of substantially all of our property and assets.

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

In connection with the sale of the Senior Notes, we entered into a registration rights agreement under which we agreed to file a registration statement with the SEC offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  We have agreed to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC and complete the exchange offer no later than March 15, 2013; otherwise we may be required to pay additional interest to the holders of the Senior Notes.

On May 14, 2012, we guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$175.0 million).  The Canadian Notes mature on June 15, 2019 and bear interest at 7.5% per year, payable in equal installments semi-annually in arrears on June 15 and December 15 of each year.  As of September 28, 2012, the outstanding balance of the Canadian Notes was $207.7 million, including $29.4 million of premium.

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

Upon the occurrence of a change in control, Canadian Notes holders have a right to require that their Notes be redeemed at a cash price equal to 101.0% of the principal amount of the Canadian Notes.  Our acquisition of Flint constituted a change in control under the Canadian Note indenture and, as a result, the holders of the Canadian Notes had the right to require that their Notes be redeemed.  The Canadian Notes also contain covenants limiting us and some of our subsidiaries’ ability to create liens and restricts them from amalgamating, consolidating or merging with or into or winding up or dissolving into another person or selling, leasing, transferring, conveying or otherwise disposing of or assigning all or substantially all of their assets.  The Canadian Notes also contain covenants, which are suspended as long as the Canadian Notes have investment grade ratings, that would restrict us and some of our subsidiaries from: making restricted payments, incurring indebtedness, selling assets and entering into transactions with affiliates.  As of September 28, 2012, the Canadian Notes carried investment grade ratings.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of September 28, 2012.

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

As of September 28, 2012 and December 30, 2011, we had outstanding balances of $150.0 million and $23.0 million, respectively, on our revolving line of credit.  As of September 28, 2012, we had issued $132.4 million of letters of credit, leaving $717.6 million available under our revolving credit facility.

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of September 28, 2012 and December 30, 2011, we had outstanding amounts of $46.8 million and $53.1 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.50% and 4.04% as of September 28, 2012 and December 30, 2011, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of September 28, 2012 and December 30, 2011, we maintained several credit lines with aggregate borrowing capacity of $51.1 million and $33.7 million, respectively, and had remaining borrowing capacity of $43.0 million and $23.2 million, respectively.

Capital Leases.  As of September 28, 2012 and December 30, 2011, we had obligations under our capital leases of approximately $53.8 million and $27.3 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Operating Leases.  As of September 28, 2012 and December 30, 2011, we had obligations under our operating leases of approximately $785.1 million and $650.2 million, respectively, consisting primarily of real estate leases.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K, for the year ended December 30, 2011.  There were no material changes to these critical accounting policies during the nine months ended September 28, 2012.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 – “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  Based on the outstanding term loan of $700.0 million under our 2011 Credit Facility and an outstanding revolving line of credit balance of $150.0 million, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.3 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by the full 1% as our current variable index is 0.25%.  If our variable margin rate drops by 0.25%, it would lower our net-of-tax interest expense by approximately $1.1 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct business in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  Currently, we have several immaterial foreign currency contracts to cover the risks associated with our international operations.  We recorded a foreign currency translation gain of $59.2 million and a foreign currency translation loss of $21.9 million in “Other comprehensive income” for the three months ended September 28, 2012 and September 30, 2011, respectively.  We recorded a foreign currency translation gain of $46.6 million and a foreign currency translation loss of $3.2 million in “Other comprehensive income” for the nine months ended September 28, 2012 and September 30, 2011, respectively.  We recorded net foreign currency gains of $ 10.8 million and $4.1 million in “Other income (expense)” on our Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2012, respectively.

In connection with the acquisition of Flint, we entered into intercompany loans between our domestic subsidiaries and our international subsidiaries.  Foreign currency differences arising from the translation of intercompany loans from a foreign currency into the functional currency of an entity, which are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future), are recorded in “Accumulated other comprehensive income (loss)” on our Condensed Consolidated Balance Sheets.  Foreign currency differences arising from the translation of other intercompany loans from a foreign currency into the functional currency of an entity are recorded in “Other income (expense)” on our Condensed Consolidated Statements of Operations.  Therefore, changes between the U.S. Dollar/Canadian Dollar will have a non-cash impact on our consolidated net income as long as the intercompany loan that is not of a long-term investment nature between our domestic and international subsidiaries remains in place.

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

Changes in Internal Control over Financial Reporting

We acquired Flint on May 14, 2012 and are currently in the process of integrating it into our existing internal controls over financial reporting.  There were no other changes in our internal control over financial reporting during the quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 17, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part 1 – Item 1 of this report for a discussion of our legal proceedings, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In addition to our other disclosures set forth or incorporated by reference in this quarterly report on Form 10-Q, the following risk factors could also affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending.  If the economy weakens or client spending declines further, then our revenues, book of business, profits and our financial condition may deteriorate.

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, for example, as a result of federal sequestration or uncertainties regarding potential sequestration.  Such downturns or reductions could delay, curtail or cancel proposed and existing projects.  Our clients have been affected by weak economic conditions caused by past declines in the global economy and volatility in the European and global financial markets.  As a result, some clients delayed, curtailed or cancelled proposed and existing projects and may continue to do so.  For example, since December 30, 2011, our book of business has declined.  In addition, our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the federal, municipal and corporate credit markets.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

Federal sequestration could significantly reduce government spending for the services we provide.

On August 2, 2011, the Budget Control Act of 2011 was enacted, which could impose an estimated $1.2 trillion in future federal spending cuts if budget deficit targets are not achieved by January 2, 2013.  If the federal government does not meet the budget deficit targets or does not otherwise delay or change this legislation, then automatic across-the-board budget cuts, or sequestrations, will be mandated across the federal budget in fiscal year 2013.  Any significant reduction in federal government spending could reduce demand for our overall services, could cancel or delay existing projects as well as potential projects in our book of business and could lead us to reduce our workforce, which could have a material adverse effect on our results of operation and financial condition.

If our goodwill or intangible assets become impaired, then our profits will be reduced.

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge of $825.8 million for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $4.0 billion as of September 28, 2012.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of September 28, 2012, our book of business was estimated at approximately $26.0 billion, which included $13.8 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic uncertainty.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 43% of our total revenues for the nine months ended September 28, 2012.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and Department of Defense (“DOD”) security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  See Note 17, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Our services are subject to numerous environmental protection laws and regulations that are complex and stringent.  Our business involves the planning, design, program management, construction and construction management, and operations and maintenance at various sites, including but not limited to pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities.  We also regularly perform work, including oil field and pipeline construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We also own and operate several properties in the U.S. and Canada that have been used for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released.  Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person.  These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed.  For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable state laws, that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Changes in transportation regulations and other factors may increase our costs and negatively impact our profit margins.

We own a large fleet of trucks and other heavy vehicles to transport drilling rigs and provide fluid hauling and other oil and gas services in North America.  We are subject to national, state and Canadian province regulations including the permit requirements of highway and safety authorities.  These regulatory authorities exercise broad powers over our transport operations, generally governing such matters as the authorization to engage in transportation operations, safety, equipment testing and specifications and insurance requirements.  The transportation industry is also subject to regulatory and legislative changes that may impact our operations, such as by requiring changes in fuel emissions limits, vehicle air emissions, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters.  Changes in regulation may increase costs related to truck purchases and maintenance, impair equipment productivity, decrease the residual value of these vehicles and increase operating expenses.

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

Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs.  Also fluctuating fuel prices may negatively affect our profit margins.  We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our profit margin and overall business.

Demand for our oil and gas services fluctuates.

In May 2012, we completed our acquisition of Flint Energy Services Ltd., significantly increasing our oil and gas services in North America, particularly to the unconventional segments of this market.  Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada.  Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and foreign supply of and demand for oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	available pipeline, storage and other transportation capacity;

•	availability of qualified personnel and lead times associated with acquiring equipment and products;

•	federal, state and local regulation of oilfield activities;

•	environmental concerns regarding the methods our customers use to extract natural gas;

•	the availability of water resources and the cost of disposal and recycling services; and

•	seasonal limitations on access to work locations.

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers.  Lower prices or volatility in prices for oil and natural gas typically decrease spending and drilling activity, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services.  Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

Our failure to conduct due diligence effectively or our inability to integrate acquisitions successfully could impede us from realizing all of the benefits of the acquisition, which could severely weaken our results of operations.

Historically, we have used acquisitions to help expand our business.  If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration.  Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could seriously harm our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

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

Revenues from our federal market sector represented 43% of our total revenues for the nine months ended September 28, 2012.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has scaled back outsourcing of some types of services in favor of “insourcing” jobs to its employees.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract.  The Budget Control Act of 2011 includes $1.2 trillion in across-the-board reductions in federal government spending over a ten-year period (approximately half of which is expected to affect defense spending) and could result in reductions in the funding proposed by the Administration for infrastructure, defense-related or other projects.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funding and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Revenues from our federal market sector represented 43% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 26% of our total revenues for the nine months ended September 28, 2012.  In August 2011, Congress passed the Budget Control Act of 2011, which includes $1.2 trillion in across-the-board reductions in federal government spending over a ten-year period (approximately half of which is expected to affect defense spending).  Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

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

We may commit to a client that we will complete a project by a scheduled date.  We may also commit that a project, when completed, will achieve specified performance standards.  If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards.  In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors.  In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial and liquidated damages, which are determined by the contract.  To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability.  Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

If our partners fail to perform their contractual obligations on a project, we could be exposed to substantial joint and several liability and financial penalties that could reduce our profits and revenues.

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the nine months ended September 28, 2012, our equity in income of unconsolidated joint ventures amounted to $76.8 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Our project sites are inherently dangerous workplaces.  Failure to maintain safe work sites could result in employee deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation.

Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  On many sites, we are responsible for safety and, accordingly, must implement safety procedures.  If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation.  As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our business, financial condition, and results of operations.

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

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. engineering design firms accounted for approximately only 43% of the total top 500 U.S. design firm revenues in 2011.  The top 25 U.S. contractors accounted for approximately 48% of the top 400 U.S. contractors’ total revenues in 2010, as reported by the Engineering News-Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of December 30, 2011, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $299.2 million.  See Note 14, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Condensed Consolidated Financial Statements” included under Part I – Item 1 of this report for additional disclosure.  This amount does not include any potential obligations we may owe under various third-party multiemployer plans.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies.  Our collective bargaining agreements with unions typically require us to contribute to various multiemployer pension plans.  For the year ended December 30, 2011, we contributed $40.7 million to multiemployer pension plans.  Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit.  If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund that plan’s unfunded vested benefit, which could materially and adversely affect our financial results.  However, we are unable to estimate the amount of potential contributions that could be required.

Our outstanding indebtedness could adversely affect our liquidity, cash flows and financial condition.

As of September 28, 2012, the outstanding balance of the term loan under our 2011 Credit Facility was $700.0 million.  We had an outstanding balance of $150.0 million under our revolving line of credit as of September 28, 2012.  In addition, in March 2012, we issued $1.0 billion of Senior Notes in connection with the acquisition of Flint.  As part of the acquisition, we also guaranteed the Canadian Notes with outstanding face values of $178.3 million maturing on June 15, 2019, accruing interest at a rate of 7.5% per annum and payable semi-annually.  This level of debt might:

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

As a multinational company, we derived more than 10% of our revenues from international operations for the nine months ended September 28, 2012.  International business is subject to a variety of potential risks, including:

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

•
exposure to civil or criminal liability under the Foreign Corrupt Practices Act, the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Corporate Manslaughter and Corporate Homicide Act, the anti-boycott rules, trade and export control regulations, as well as other international regulations.

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  For example, in 2012 Superstorm Sandy caused severe floods on the East Coast closing several offices and interrupting a number of active client projects.  In addition, during the September 11, 2001 terrorist attacks, a number of employees lost their lives and many client records were destroyed when our office at the World Trade Center was destroyed.

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

As of September 28, 2012, approximately 27% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

We have a limited ability to protect our intellectual property rights, which are important to our success.  Our failure to protect our intellectual property rights could adversely affect our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property.  We rely principally on a combination of trademark, copyright, trade secrets, confidentiality policies and other contractual arrangements to protect much of our intellectual property.  Trade secrets are generally difficult to protect.  Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information.  In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights.  Failure to obtain or maintain our intellectual property rights would adversely affect our competitive business position.  In addition, if we are unable to prevent third parties from infringing or misappropriating our intellectual property, our competitive position could be adversely affected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or by any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our third quarter of 2012:

	(a) Total Number of Shares Purchased (1,2)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

	(In millions, except average price paid per share)

June 30, 2012 – July 27, 2012	—		$—	—	4
July 28, 2012 – August 24, 2012	—	†	34.03	—	4
August 25, 2012 – September 28, 2012	—	†	37.06	—	4
Total	—			—

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

†	Represents less than half a million shares.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
4.1	Fifth Supplemental Indenture, dated as of September 24, 2012, among Flint Energy Services Ltd., the additional guarantor parties thereto and Computershare Trust Company of Canada.	8-K	4.1	9/26/2012
4.2	Fourth Supplemental Indenture, dated as of September 24, 2012, among URS, Fox LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32 *	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS#	XBRL Instance Document.				X
101.SCH#	XBRL Taxonomy Extension Schema Document.				X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.				X

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

URS CORPORATION

Dated: November 6, 2012	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Exhibit No.	Description
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.