Form 10-K
period 2012-12-28
URS CORP /NEW/
filed 2013-02-26
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2012

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

The aggregate market value of the common stock of the registrant held by non-affiliates on February 18, 2013 and June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,142.4 million and $2,630.1 million, respectively, based upon the closing sales price of the registrant’s common stock on such dates as reported in the consolidated transaction reporting system.  On February 18, 2013 and June 29, 2012, there were 77,021,153 shares and 76,815,737 shares of the registrant’s common stock outstanding, respectively.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

URS CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; future backlog and book of business conversion and debookings; future account receivable and days sales outstanding; future completion of our Form S-4 exchange offer; future tax deductions and expenses; future stock-based compensation expenses; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments and capital expenditures; future changes in foreign currency; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; federal sequestration; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42, Risk Factors beginning on page 20, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

ITEM 1.  BUSINESS

Summary

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  As of January 25, 2013, we had more than 54,000 employees in a global network of offices and contract-specific job sites in more than 50 countries.

We provide our services through four reporting segments, which we refer to as our Infrastructure & Environment, Federal Services, Energy & Construction, and Oil & Gas Divisions.  Our Infrastructure & Environment Division provides a wide range of program management, planning, design, engineering, construction and construction management, and operations and maintenance services to a variety of U.S. and international government agencies and departments, as well as to private sector clients.  Our Federal Services Division provides program management, planning, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure services to U.S. federal government agencies, primarily the Department of Defense (“DOD”), the National Aeronautics and Space Administration (“NASA”), and the Department of Homeland Security (“DHS”).  Our Energy & Construction Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to U.S. and international government agencies and departments, as well as to private sector clients.  Our Oil & Gas Division provides construction and construction management, and operations and maintenance services for oil and gas clients in North America across the upstream and midstream supply chain.

On May 14, 2012, we acquired the outstanding common shares of Flint Energy Services Ltd. (“Flint”) for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  At the close of the transaction, Flint’s operations became the Oil & Gas Division.

For information on our business by segment and geographic region, please refer to Note 16, “Segment and Related Information,” to our “Consolidated Financial Statements and Supplementary Data,” which is included under Item 8 of this report and incorporated into this Item by reference.  For information on risks related to our business, segments and geographic regions, including risks related to foreign operations, please refer to Item 1A, “Risk Factors” of this report.

Clients, Market Sectors and Services

We serve public agencies and private sector companies worldwide through our global network of offices including locations in the Americas, the United Kingdom (“U.K.”), continental Europe, the Middle East, India, China, Australia and New Zealand.  Our clients include U.S. federal government agencies, national governments of other countries, state and local government agencies both in the U.S. and in other countries, and private sector clients representing a broad range of industries.  See Note 16, “Segment and Related Information,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for financial information regarding geographic areas.

Our expertise is focused in five market sectors:  federal, infrastructure, oil & gas, power, and industrial.  Within these markets, we offer a broad range of services, including program management; planning, design and engineering; systems engineering and technical assistance; IT services; construction and construction management; operations and maintenance; and decommissioning and closure.

The following chart and table illustrate the percentage of our revenues by market sector for the year ended December 28, 2012, and representative services we provide in each of these markets.

2012 Revenues by Market Sector

Representative Services	Market Sector
	Federal	Infrastructure	Oil & Gas	Power	Industrial
Program Management	✓	✓	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓	✓	✓
Systems Engineering and Technical Assistance	✓	—	—	—	—
Information Technology Services	✓	—	—	—	—
Construction and Construction Management	✓	✓	✓	✓	✓
Operations and Maintenance	✓	✓	✓	✓	✓
Decommissioning and Closure	✓	—	✓	✓	✓

✓	the service is provided in the market sector.
—	the service is not provided in the market sector.

Market Sectors

The following table summarizes the primary market sectors served by our four divisions for the year ended December 28, 2012.

Market Sectors	Divisions
	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Federal	✓	✓	✓	—
Infrastructure	✓	—	✓	—
Oil & Gas	✓	—	✓	✓
Power	✓	—	✓	—
Industrial	✓	—	✓	—

✓	a primary market sector for the division.
—	not a primary market sector for the division.

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

Oil & Gas

In the oil & gas market sector, we provide a wide range of design, construction, production, and operations and maintenance services across the upstream, midstream and downstream supply chain.  Our expertise supports the development of both conventional and unconventional oil and gas resources.  While our work in this sector is focused primarily in the North American oil and gas market, we also support the worldwide operations of global oil and gas clients.

For oil and gas exploration and production, we provide transportation, engineering, construction, fabrication and installation, commissioning and maintenance services for drilling and well site facilities, equipment and process modules, site infrastructure and off-site support facilities.  We also perform environmental and technology assessments for exploration and production projects to optimize recovery and minimize environmental impacts.  For downstream refining and processing operations, we design and construct gas treatment and processing, refining and petrochemical facilities, and provide maintenance services.  Our capabilities also include due diligence, permitting, compliance, environmental management, pollution control, health and safety, waste management and hazardous waste remediation.

Our project expertise in our oil & gas market sector encompasses services related to the following:

•	Environmental assessments, permitting, compliance, air quality services, waste management and hazardous waste remediation;

•	Planning, design, construction and construction management for gas treatment and processing, refining and petrochemical facilities;

•	Construction of access roads and well pads, and field production facilities such as wellhead gas processing equipment, gas compression stations, and oil storage tanks and related facilities;

•	Pipeline planning, design, construction, installation, maintenance and repair;

•	Energy-related transportation, including rig moving and oilfield equipment hauling services, mobile pressure and vacuum services, and fluid hauling;

•	Electrical, mechanical and instrumentation services;

•	Equipment and process module fabrication, installation and maintenance;

•
Asset management and maintenance services, including routine plant maintenance, coordination of third-party services, sustaining capital projects, and shutdown turnaround services for oil sands production facilities, oil refineries and related chemical, energy, power and processing plants; and

•	Demolition, asset recovery and property redevelopment and reuse of former oilfield sites, refiners and other oil and gas facilities.

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

Industrial

We provide a wide range of engineering, procurement and construction services for new industrial and process facilities and the expansion, modification and upgrade of existing facilities.  These services include front-end studies, engineering and process design, procurement, construction and construction management, facility management, and operations and maintenance.  Our expertise also includes due diligence, permitting, compliance, environmental management, pollution control, health and safety, waste management and hazardous waste remediation.  For facilities that are no longer in use, we provide site decommissioning and closure services.

Our industrial clients represent a broad range of industries, including automotive, chemical, consumer products, pharmaceutical, manufacturing, and mining.  Over the past several years, many of these companies have reduced the number of service providers they use, selecting larger, global multi-service contractors, like URS, in order to control overhead costs.

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

The following table summarizes the services provided by our divisions for the year ended December 28, 2012.

Services	Divisions
	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Program Management	✓	✓	✓	—
Planning, Design and Engineering	✓	✓	✓	—
Systems Engineering and Technical Assistance	—	✓	—	—
Information Technology Services	✓	✓	—	—
Construction and Construction Management	✓	✓	✓	✓
Operations and Maintenance	✓	✓	✓	✓
Decommissioning and Closure	✓	✓	✓	—

✓	the division provides the listed service.
—	the division does not provide the listed service.

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

Construction and Construction Management Services.  We provide construction contracting and construction management services for projects involving transportation infrastructure, environmental and waste management, power generation and transmission, oil and gas, industrial and manufacturing facilities, water resources and wastewater treatment; government buildings and other facilities; and mining projects.  As a contractor, we are responsible for the construction and completion of a project in accordance with its specifications and contracting terms.  In this capacity, we often manage the procurement and/or fabrication of materials, equipment and supplies; directly supervise craft labor; and manage and coordinate subcontractors.  Our services typically include the following:

•	Procuring specified materials and equipment;

•	Work force planning and mobilization;

•	Supervising and completing physical construction;

•	Facility commissioning;

•	Managing project milestone and completion schedules;

•	Managing project cost controls and accounting;

•	Negotiating and expediting change orders;

•	Administering job site safety, security and quality control programs; and

•	Preparing and delivering construction documentation, including as-built drawings.

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

Operations and Maintenance.  We provide operations and maintenance services in support of large military installations and operations, and hazardous facilities, as well as for transportation systems, oil and gas, industrial and manufacturing facilities, and mining operations.  Our services include the following:

•	Management of military base logistics, including overseeing the operation of government warehousing and distribution centers, as well as government property and asset management;

•	Maintenance, modification, overhaul and life service extension services for military vehicles, vessels and aircraft;

•	Management, maintenance and operation of chemical agent and chemical weapons disposal systems;

•	Comprehensive military flight training services;

•	Development and maintenance of high-security systems;

•	Management of high-risk, technically complex chemical and nuclear processing facilities;

•	Integrated facilities and logistics management for industrial and manufacturing facilities;

•	Toll road, light rail and airport operations;

•	Operating mine and metal and mineral processing facilities;

•	Other miscellaneous services such as staffing, repair, renovation, predictive and preventive maintenance, and health and safety services;

•	Oil rig moving, setup, and removal services;

•	Pressure and vacuum services, and fluid hauling; and

•	Asset management and maintenance services for oil sands production facilities, refineries and related chemical, energy, power and processing plants.

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

Our revenues from the U.S. Army and DOE by division for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 are presented below:

	Year Ended
	December 28,	December 30,	December 31,
(In millions, except percentages)	2012	2011	2010
The U.S. Army (1)
Infrastructure & Environment	$128.4	$141.7	$167.0
Federal Services	1,495.8	1,351.1	1,408.7
Energy & Construction	130.8	199.5	346.6
Total U.S. Army	$1,755.0	$1,692.3	$1,922.3
Revenues from the U.S. Army as a percentage of our consolidated revenues	16%	18%	21%

DOE
Infrastructure & Environment	$5.6	$5.9	$7.2
Federal Services	27.7	26.8	13.7
Energy & Construction	956.4	1,236.3	1,182.6
Total DOE	$989.7	$1,269.0	$1,203.5
Revenues from DOE as a percentage of our consolidated revenues	9%	13%	13%

Revenues from the federal market sector as a percentage of our consolidated revenues	40%	49%	49%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

We believe that we are well positioned to compete in our markets because of our reputation, our cost effectiveness, our long-term client relationships, our extensive network of offices, our employee expertise, and our broad range of services.  In addition, as a result of our national and international network of offices and contract-specific job sites in more than 50 countries, we are able to offer our clients localized knowledge and expertise, as well as the support of our worldwide professional staff.

Our Infrastructure & Environment, Federal Services, Energy & Construction, and Oil & Gas Divisions operate in similar competitive environments.  The divisions compete based on performance, reputation, expertise, price, technology, customer relationships and a range of service offerings.  The following is a list of primary competitors for each of our divisions:

•
The primary competitors of our Infrastructure & Environment Division include AECOM Technology Corporation, CH2M Hill Companies, Ltd., Chicago Bridge & Iron Company NV, Fluor Corporation, Jacobs Engineering Group Inc., and Tetra Tech, Inc.

•
The primary competitors of our Federal Services Division include AECOM Technology Corporation, BAE Systems, Booz Allen Hamilton, CACI International Inc., CH2M Hill Companies, Computer Sciences Corporation, Jacobs Engineering Group Inc., L-3 Communications Holdings Inc., ManTech International Corporation, Raytheon Company, and SAIC, Inc.

•
The primary competitors of our Energy & Construction Division include AMEC, Bechtel Corporation, Black & Veatch Corporation, CH2M Hill Companies, Ltd., Chicago Bridge & Iron Company NV, Fluor Corporation, Granite Construction Company, Jacobs Engineering Group Inc., KBR, Inc., Kiewit Corporation, Quanta Services, Inc., Skanska Group, The Babcock & Wilcox Company, and WorleyParsons, Ltd.

•
The primary competitors of our Oil & Gas Division include Aecon Group Inc., Big Country Energy Services LP, EnerMAX Services, J.V. Driver, Jacobs Engineering Group Inc., Ledcor Construction, Matrix Services, Mullen Group Ltd., Kiewit Corporation, TransForce Inc., and Willbros Group, Inc.

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

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations often differ significantly among our divisions.  As a result, the amount of revenues that will be realized beyond one year also varies from segment to segment.  As of December 28, 2012, we estimated that approximately 55% of our total backlog would not be realized within one year, based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate.

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

As of December 28, 2012 and December 30, 2011, our total book of business was $24.9 billion and $27.0 billion, respectively.  Our backlog decreased primarily due to reductions resulting from the recognition of revenues and equity in earnings of unconsolidated joint ventures, and from the removal of $560 million from federal backlog resulting from a decision by the DOE to remove funding of pension obligations from the scope of one of our contracts, which otherwise would have resulted in recognition of revenues as reimbursement for offsetting pension expenses on that contract.  Additional decreases in backlog and IDCs were caused primarily by lower than expected activity on an IDC contract with the DOD, and reductions in project scope and project cancellations by a power client.

These decreases were partially offset by additions of $1.4 billion to our book of business resulting from our acquisition of Flint.  The following tables summarize our book of business:

	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Oil & Gas	Total
As of December 28, 2012
Backlog	$3,028.4	$3,476.9	$5,947.1	$823.8	$13,276.2
Option years	197.3	2,728.1	2,056.8	—	4,982.2
Indefinite delivery contracts	2,572.4	3,238.7	236.0	611.7	6,658.8
Total book of business	$5,798.1	$9,443.7	$8,239.9	$1,435.5	$24,917.2

As of December 30, 2011
Backlog	$2,993.1	$4,141.8	$7,124.7	$—	$14,259.6
Option years	316.6	2,370.1	2,026.2	—	4,712.9
Indefinite delivery contracts	2,806.5	3,304.0	1,948.0	—	8,058.5
Total book of business	$6,116.2	$9,815.9	$11,098.9	$—	$27,031.0

	December 28,	December 30,
(In millions)	2012	2011
Backlog by market sector:
Federal	$6,546.5	$8,542.4
Infrastructure	2,957.6	3,011.0
Oil & Gas	1,461.3	383.4
Power	1,416.1	1,623.8
Industrial	894.7	699.0
Total backlog	$13,276.2	$14,259.6

History

We were originally incorporated in California on May 1, 1957, under the former name of Broadview Research Corporation.  On May 18, 1976, we re-incorporated in Delaware under the name URS Corporation.  After several additional name changes, we re-adopted the name “URS Corporation” on February 21, 1990.

Regulations

Our business is impacted by environmental, health and safety, government procurement, transportation, employment, anti-bribery and many other government regulations and requirements.  Below is a summary of some of the regulations that impact our business.  For more information on risks associated with our government regulations, please refer to Item 1A, “Risk Factors,” of this report.

Environmental, Health and Safety.  Our business involves the planning, design, program management, construction and construction management, and operations and maintenance at various sites, including but not limited to pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities.  We also regularly perform work, including oil field and pipeline construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We also own several properties in the U.S. and Canada that have been used for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released.

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person.  These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed.  For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable national and state laws, that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances.  In addition, some environmental regulations can impose liability for the entire clean-up upon owners, operators, generators, transporters and other persons arranging for the treatment or disposal of such hazardous substances costs related to contaminated facilities or project sites.  Other federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act, as well as other comparable national and state laws.  Liabilities related to environmental contamination or human exposure to hazardous substances, comparable national and state laws or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.

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

Government Procurement.  The services we provide to the U.S. federal government are subject to Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the Services Contract Act, export controls rules and DOD security regulations, as well as many other laws and regulations.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts.  Our government clients can also terminate, renegotiate, or modify any of their contracts with us at their convenience, and many of our government contracts are subject to renewal or extension annually.

Transportation.  We own a large fleet of trucks and other heavy vehicles to transport drilling rigs and provide fluid hauling and other oil and gas services in North America.  We are subject to national, state and Canadian provincial regulations including the permit requirements of highway and safety authorities.  These regulatory authorities exercise broad powers over our transport operations, generally governing such matters as the authorization to engage in transportation operations, safety, equipment testing and specifications and insurance requirements.  The transportation industry is also subject to regulatory and legislative changes that may impact our operations, such as by requiring changes in fuel emissions limits, vehicle air emissions, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters.

Other regulations and requirements.  We provide services to the DOD and other defense-related entities that often require specialized professional qualifications and security clearances.  We are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.  To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries. In addition, as engineering design services professionals, we are subject to a variety of local, state, federal and foreign licensing and permit requirements and ethics rules.

Sales and Marketing

Our Infrastructure & Environment Division performs business development, sales and marketing activities primarily through our network of local offices around the world.  For large, market-specific projects requiring diverse technical capabilities, we utilize the company-wide resources of specific disciplines.  This often involves coordinating marketing efforts on a regional, national or global level.  Our Federal Services Division performs business development, sales and marketing activities primarily through its management groups, which address specific markets, such as homeland security and defense systems.  In addition, our Federal Services Division coordinates national marketing efforts on large projects, which often involve a multi-segment or multi-market scope.  Our Energy & Construction Division conducts business development, sales and marketing activities at a market sector level.  Our Oil & Gas Division operates in regional markets across Canada and the U.S. to help stimulate and focus on increased sales opportunities for multiple service lines.  Personnel from these regions work collaboratively with the Oil & Gas Division’s business development group and service line specialists.  For large complex projects, markets or clients that require broad-based capabilities, business development efforts are coordinated across our divisions.  Over the past year, our divisions, including the Oil & Gas Division, have been successful in marketing their combined capabilities to win new work with clients in the various markets we serve.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of the year, winter weather sometimes results in intermittent office closures and work interruptions.  In our Oil & Gas Division, winter weather enables increased access to remote work areas in Northern Canada, while spring road bans limit access to work areas in Canada and the Northern U.S.

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

Employees

The number of our employees varies with the volume, type and scope of our operations at any given time.  As of January 25, 2013, we had more than 54,000 employees, including part-time workers.  The Infrastructure & Environment, Federal Services, Energy & Construction, and Oil & Gas Divisions employed approximately 21,000, 13,000, 9,000, and 11,000 persons (including part-time workers), respectively.  At various times, we have employed up to several thousand workers on a part-time basis to meet our contractual obligations.  Approximately 25% of our employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project.

Executive Officers of the Registrant

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer (“CEO”), President and Director since May 1989; Chairman of the Board since June 1989.	73
Thomas W. Bishop	Executive Chairman, U.K., Europe & India since January 2013; Senior Vice President of the Infrastructure & Environment Division since January 2011; Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002.	66
Reed N. Brimhall	Chief Accounting Officer since May 2005; Vice President since May 2003; Corporate Controller from May 2003 to January 2012.	59
H. Thomas Hicks	Vice President and Chief Financial Officer (“CFO”) since March 2006.	62
Gary V. Jandegian	President of the Infrastructure & Environment Division and Vice President since July 2003.	60
Susan B. Kilgannon	Vice President, Communications since October 1999.	54
William J. Lingard	President, Oil & Gas Division and Vice President since May 2012; President and CEO of Flint from 2005 to May 2012.	53
Joseph Masters	Secretary since March 2006; General Counsel since July 1997; and Vice President since July 1994.	56
Randall A. Wotring	President of the Federal Services Division and Vice President since November 2004.	56
Robert W. Zaist	President of the Energy & Construction Division since July 2011 and Vice President since May 2012; Senior Executive Vice President Business Development of Energy & Construction Division from January 2008 to July 2011; President of Mining Business Unit for Washington Group International, Inc. (“WGI”) from April 2005 to January 2008.	64

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

ITEM 1A.  RISK FACTORS

In addition to our other disclosures set forth or incorporated by reference in this annual report on Form 10-K, the following risk factors could also affect our financial condition and results of operations:

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending.  If the economy weakens or client spending declines further, then our revenues, book of business, profits and our financial condition may deteriorate.

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government spending, such as reductions resulting from uncertainties regarding potential federal sequestration.  Such downturns or reductions could delay, curtail or cancel proposed and existing projects.  Over the past several years, weak economic conditions and volatility in global financial markets have impacted our client spending.

As a result of these unstable economic conditions, some clients delayed, curtailed or cancelled proposed and existing projects and may continue to do so.  For example, our book of business has declined from $27.0 billion as of December 30, 2011 to $24.9 billion as of December 28, 2012.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

Federal sequestration could significantly reduce government spending for the services we provide.

On August 2, 2011, the Budget Control Act of 2011 was enacted, which could impose an estimated $1.2 trillion in future federal spending cuts, a large portion of which relates to defense spending, if no budget resolution is achieved by March 1, 2013.  If the federal government does not meet the budget deficit targets or does not otherwise delay or change this legislation, then automatic across-the-board budget cuts, or sequestrations, will be mandated across the federal budget in fiscal year 2013 and beyond.  Any significant reduction in federal government spending could reduce demand for our overall services, could cancel or delay existing projects as well as potential projects in our book of business and could lead us to reduce our workforce, which could have a material adverse effect on our results of operation and financial condition.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of the current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and IDCs.  As of December 28, 2012, our book of business was estimated at approximately $24.9 billion, which included $13.3 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic uncertainty.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits; failure to comply with any of these laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor.  Any interruption or termination of our government contractor status, or a loss of our government business, could reduce our profits and revenues significantly.

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 40% of our total revenues for the year ended December 28, 2012.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with FAR, the Truth in Negotiations Act, CAS, American Recovery and Reinstatement Act (“ARRA”), the Services Contract Act, export controls rules and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

Government agencies, such as the U.S. Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts, a government contractor’s direct and indirect cost structure, and a government contractor’s compliance with applicable laws, regulations and standards.  For example, during the course of its audits, the DCAA may question our incurred project costs and, if the DCAA believes we have accounted for these costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, government contracts are subject to a variety of other socioeconomic requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status, or a loss of our government business, could reduce our profits and revenues significantly.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns, indemnification claims and liquidated damages as well as other claims.  See Note 17, “Commitments and Contingencies,” to our “Consolidated Financial Statements” included under Item 8 of this report for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Our services are subject to numerous environmental protection laws and regulations that are complex and stringent.  Our business involves the planning, design, program management, construction and construction management, and operations and maintenance at various sites, including but not limited to pollution control systems, nuclear facilities, hazardous waste and Superfund sites, contract mining sites, hydrocarbon production, distribution and transport sites, military bases and other infrastructure-related facilities.  We also regularly perform work, including oil field and pipeline construction services in and around sensitive environmental areas, such as rivers, lakes and wetlands.  In addition, we have contracts with U.S. federal government entities to destroy hazardous materials, including chemical agents and weapons stockpiles, as well as to decontaminate and decommission nuclear facilities.  These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.  We also own and operate several properties in the U.S. and Canada that have been used for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released.  Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person.  These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed.  For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as CERCLA, and comparable state laws, that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances.  In addition, some environmental regulations can impose liability for the entire cleanup upon owners, operators, generators, transporters and other persons arranging for the treatment or disposal of such hazardous substances related to contaminated facilities or project sites.  Other federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act, as well as other comparable national and state laws.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Changes in transportation regulations and other factors may increase our costs and negatively impact our profit margins.

We have a large fleet of trucks and other heavy vehicles to transport drilling rigs and provide fluid hauling and other oil and gas services in North America.  We are subject to national, state and Canadian provincial regulations including the permit requirements of highway and safety authorities.  These regulatory authorities exercise broad powers over our transport operations, generally governing such matters as the authorization to engage in transportation operations, safety, equipment testing and specifications and insurance requirements.  The transportation industry is also subject to regulatory and legislative changes that may impact our operations, such as by requiring changes in fuel emissions limits, vehicle air emissions, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters.  Changes in regulation may increase costs related to truck purchases and maintenance, impair equipment productivity, decrease the residual value of these vehicles and increase operating expenses.

In addition, our transport business is impacted by weather conditions that can restrict our ability to deliver services.  For example, Canadian municipalities and provincial transportation departments enforce seasonal road bans each spring that limit the movement of heavy vehicles and equipment.  Additionally, some Canadian oil and natural gas producing areas are only accessible in the winter months when the ground or waterways are frozen and susceptible to increased risk of accidents.

Proposals to increase taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs.  Also fluctuating fuel prices may negatively affect our profit margins.  We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our profit margin and overall business.

Demand for our oil and gas services fluctuates.

In May 2012, we completed our acquisition of Flint, significantly increasing our oil and gas services in North America, particularly to the unconventional segments of this market.  Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada.  Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers.  Lower prices or volatility in prices for oil and natural gas typically decrease spending and drilling activity, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services.  In addition, should the proposed Keystone XL pipeline project application be denied or delayed by the federal government, then there may be a slowing of spending in the development of the Canadian oil sands.  Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

Our failure to conduct due diligence effectively or our inability to integrate acquisitions successfully could impede us from realizing all of the anticipated benefits of future acquisitions, which could severely weaken our results of operations.

Historically, we have used acquisitions to help expand our business.  If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration.  Our inability to successfully integrate future acquisitions could disrupt our business and impede us from realizing all of the anticipated benefits of those acquisitions, severely weakening our business operations and adversely impacting our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

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

Revenues from our federal market sector represented 40% of our total revenues for the year ended December 28, 2012.  Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has scaled back outsourcing of some types of services in favor of “insourcing” jobs to its employees.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may be only partially funded and thus additional public funding may be required in order to complete our contract.  On August 2, 2011, the Budget Control Act of 2011 was enacted, which could impose an estimated $1.2 trillion in future federal spending cuts (a large portion of which is defense-related) if no budget resolution is achieved by March 1, 2013.  If the federal government does not meet the budget deficit targets or does not otherwise delay or change this legislation, then automatic across-the-board budget cuts, or sequestrations, will be mandated across the federal budget in fiscal year 2013 and beyond that could result in reductions in the funding proposed by the Administration for infrastructure, defense and other projects.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funding and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Revenues from our federal market sector represented 40% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 26% of our total revenues for the year ended December 28, 2012.  On August 2, 2011, the Budget Control Act of 2011 was enacted, which could impose an estimated $1.2 trillion in future federal spending cuts (a large portion of which is defense-related) if no budget resolution is achieved by March 1, 2013.  If the federal government does not meet the budget deficit targets or does not otherwise delay or change this legislation, then automatic across-the-board budget cuts, or sequestrations, will be mandated across the federal budget in fiscal year 2013 and beyond that could result in reductions in the funding proposed by the Administration for infrastructure, defense and other projects.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts. Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

If our goodwill or intangible assets become impaired, then our profits will be reduced.

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge of $825.8 million for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.9 billion as of December 28, 2012.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

•	continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results;

•	declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment;

•	the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units; and

•
automatic across-the-board budget cuts, or sequestrations mandated by the federal government that could result in the reductions in the funding proposed by the Administration for our infrastructure, defense and other projects.

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

To prepare financial statements in conformity with generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  For example, we may recognize revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the year ended December 28, 2012, our equity in income of unconsolidated joint ventures amounted to $107.6 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Our project sites are inherently dangerous workplaces.  Failure to maintain safe work sites and equipment could result in environmental disasters, employee deaths or injuries, reduced profitability, the loss of projects or clients and possible exposure to litigation.

Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  For example, our Oil & Gas Division manages flammable hydrocarbons and, as a result, any service issues or equipment failures could result in uncontrolled flows of oil, gas, or well fluids, fires, spills and explosions.  On many sites, we are responsible for safety and, accordingly, must implement safety procedures.  If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation.  As a result, our failure to maintain adequate safety standards and equipment could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our business, financial condition, and results of operations.

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

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. engineering design firms accounted for approximately only 43% of the total top 500 U.S. design firm revenues in 2011.  The top 25 U.S. contractors accounted for approximately 48% of the top 400 U.S. contractors’ total revenues in 2011, as reported by the Engineering News-Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of December 28, 2012, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $324.8 million.  See Note 14, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for additional disclosure.  This amount does not include any potential obligations we may owe under various third-party multiemployer plans.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies.  Our collective bargaining agreements with unions typically require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans.  For the year ended December 28, 2012, we contributed $48.2 million to multiemployer pension plans.  Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit.  If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

Our outstanding indebtedness could adversely affect our liquidity, cash flows and financial condition.

As of December 28, 2012, the outstanding balance of the term loan under our 2011 Credit Facility was $670.0 million.  We had an outstanding balance of $100.5 million under our revolving line of credit as of December 28, 2012.  In addition, in March 2012, we issued $1.0 billion of Senior Notes in connection with the acquisition of Flint.  As part of the acquisition, we also guaranteed Canadian Notes (previously issued by Flint) with outstanding face values of $175.8 million maturing on June 15, 2019, accruing interest at a rate of 7.5% per annum and payable semi-annually.  This level of debt might:

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

As a multinational company, we derived approximately 20% of our revenues from international operations for the year ended December 28, 2012.  International business is subject to a variety of potential risks, including:

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

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.  Our policies mandate compliance with these anti-bribery laws, and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

We develop, install and maintain IT systems for ourselves, as well as for customers.  For example, our June 2011 acquisition of Apptis Holdings, Inc. (“Apptis”) significantly increased our network management, software engineering, and information technology infrastructure design services to the DOD and other federal agencies.  Client contracts for the performance of IT services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information from disclosure.  We also need to protect our own internal trade secrets and other business confidential information from disclosure.  Regardless of the countermeasures we may establish, we may be subject to network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks.  Any breach of security, disruption or unexpected data loss could result in business interruptions, remediation costs, legal claims and significant damage to our reputation.

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  For example, in 2012, Superstorm Sandy caused severe floods on the East Coast, closing several offices and interrupting a number of active client projects.  In addition, during the September 11, 2001 terrorist attacks, a number of employees lost their lives and many client records were destroyed when our office at the World Trade Center was destroyed.

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

As of December 28, 2012, approximately 25% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 28, 2012, we owned 43 properties and had approximately 850 facility leases in locations throughout the world.  The lease terms range from a minimum of month-to-month to a maximum of 27 years from inception with indefinite options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements.  Our significant lease agreements expire at various dates through the year 2026.  We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any reasonable foreseeable needs that may arise.  The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Property Location	Reporting Segment
Princeton, NJ	Energy & Construction
Tampa, FL	Infrastructure & Environment
Chantilly, VA	Federal Services
Denver, CO	Infrastructure & Environment
Denver, CO	Energy & Construction
Oak Ridge, TN	Energy & Construction
Germantown, MD	Infrastructure & Environment / Federal Services
San Francisco, CA	Corporate / Infrastructure & Environment
Boise, ID	Energy & Construction
Calgary, AB	Oil & Gas

ITEM 3.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 17, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for a discussion of our legal proceedings, which is incorporated herein by reference.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the New York Stock Exchange under the symbol “URS.”  As of February 18, 2013, we had 2,625 stockholders of record.  The following table sets forth the high and low sale prices of our common stock, as well as dividend information, for the periods indicated.

	Sales Price per Share
	Low	High	Dividends Declared per Share
2012
First Quarter	$35.40	$47.16	$0.20
Second Quarter	$32.13	$43.64	$0.20
Third Quarter	$32.76	$38.88	$0.20
Fourth Quarter	$33.20	$40.27	$0.20

2011
First Quarter	$39.61	$48.32	$—
Second Quarter	$41.48	$47.12	$—
Third Quarter	$28.46	$46.18	$—
Fourth Quarter	$27.93	$37.60	$—

On February 22, 2013, our Board of Directors approved the continuation of this program and authorized a $0.21 per share quarterly dividend.  Future dividends are subject to approval by our Board of Directors or the Audit Committee of the Board of Directors.

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our fourth quarter of 2012:

	(a) Total Number of Shares Purchased (1,2)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
	(In millions, except average price paid per share)

September 29, 2012 – October 26, 2012	—		$—	—	4.0
October 27, 2012 – November 23, 2012	—	†	34.88	—	4.0
November 24, 2012 – December 28, 2012	—	†	39.50	—	4.0
Total	—			—

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
On February 25, 2011, our Board of Directors authorized the repurchase of 8.0 million shares, of which we repurchased 1.0 million shares of our common stock during 2012.  For each of fiscal years 2012, 2013 and 2014, the number of shares authorized for repurchase under the program is 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be purchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  The repurchase program will expire at the end of our 2014 fiscal year.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

†	Represents less than half a million shares.

Our 2011 Credit Facility permits unlimited dividend payments and stock repurchases if no default has occurred and our Consolidated Leverage Ratio is equal to or less than 1.50:1.00.  However, if no default has occurred and the Consolidated Leverage Ratio is below the threshold indication above, then our dividend payments and stock repurchases are limited to $150 million per fiscal year and the sum of 50% of our cumulative net income and net cash proceeds from the issuance of equity securities to third parties after October 19, 2011.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,	January 1,	January 2,
(In millions, except per share data)	2012 (1,2)	2011 (1,2)	2010 (1,2)	2010 (1)	2009 (1)
Income Statement Data:
Revenues	$10,972.5	$9,545.0	$9,177.1	$9,249.1	$10,086.3
Cost of revenues	(10,294.5)	(8,988.8)	(8,609.5)	(8,772.4)	(9,608.8)
General and administrative expenses	(83.6)	(79.5)	(71.0)	(75.8)	(78.7)
Goodwill impairment (3)	—	(825.8)	—	—	—
Acquisition-related expenses (2)	(16.1)	(1.0)	(11.9)	—	—
Restructuring costs (4)	—	(5.5)	(10.6)	—	—
Impairment of an intangible asset (5)	—	—	—	(32.8)	—
Equity in income of unconsolidated joint ventures (6)	107.6	132.2	70.3	100.9	106.3
Operating income (loss)	685.9	(223.4)	544.4	469.0	505.1
Other income (expenses) (7)	0.5	—	—	47.9	—
Net income (loss) attributable to URS	310.6	(465.8)	287.9	269.1	219.8

Earnings (loss) per share:
Basic	$4.18	$(6.03)	$3.56	$3.31	$2.61
Diluted	$4.17	$(6.03)	$3.54	$3.29	$2.59

Cash dividends declared per share (8)	$0.80	$—	$—	$—	$—

Balance Sheet Data (As of the end of the period):
Total assets	$8,786.5	$6,862.6	$7,351.4	$6,904.4	$7,001.2
Total long-term debt (9)	$1,992.5	$737.0	$641.3	$689.7	$1,091.5
Total URS stockholders’ equity (8)	$3,621.1	$3,377.2	$4,117.2	$3,905.8	$3,624.6
Total noncontrolling interests	$141.9	$107.2	$83.8	$44.7	$31.3
Total stockholders’ equity	$3,763.0	$3,484.4	$4,201.0	$3,950.5	$3,655.8

(1)	Our fiscal year is the 52/53-week period ending on the Friday closest to December 31. Our fiscal year ended January 2, 2009 contained 53 weeks.

(2)
We completed the acquisitions of Flint, Apptis and Scott Wilson Group plc (“Scott Wilson”)  in May 2012, June 2011 and September 2010, respectively.  The operating results of Flint, Apptis and Scott Wilson since their respective acquisition dates are included in our consolidated financial statements under the Oil & Gas Division, Federal Services Division and the Infrastructure & Environment Division, respectively.

(3)
During the year ended December 30, 2011, we recorded a goodwill impairment charge of $825.8 million.  On a net, after-tax basis, this resulted in decreases to net income and diluted earnings per share (“EPS”) of $732.2 million and $9.46, respectively, for the year ended December 30, 2011.  For further discussion, see Note 9, “Goodwill and Intangible Assets” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

(4)
For the years ended December 30, 2011 and December 31, 2010, we recorded restructuring costs in our international businesses.  For further discussion, see Note 17, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

(5)
During fiscal year 2009, we recorded a $32.8 million charge for the impairment of our intangible asset related to the “Washington” trade name.  On a net, after-tax basis, this transaction resulted in decreases to net income and EPS of $19.6 million and $0.24, respectively, for the year ended January 1, 2010.

(6)
In October 2010, we received notice of a ruling on the priority of claims against a bankrupt client made by one of our unconsolidated joint ventures related to the SR-125 road project in California.  The judge ruled against our joint venture’s position, finding that its mechanic’s lien did not have priority over the senior lenders.  As a result of the court’s decision, we recorded a pre-tax non-cash asset impairment charge of $25.0 million during fiscal year 2010.  During the second quarter of 2011, we recognized a pre-tax favorable claim settlement of $9.5 million on this project.

(7)
During fiscal year 2009, we recorded $47.9 million of other income (expenses), consisting of a $75.6 million gain associated with the sale of our equity investment in MIBRAG mbH (“MIBRAG”), net of $5.2 million of sale-related costs.  This gain was partially offset by a $27.7 million loss on the settlement of a foreign currency forward contract, which primarily hedged our net investment in MIBRAG.  On a net, after-tax basis, these two transactions resulted in increases to net income and diluted EPS of $30.6 million and $0.37, respectively, for the year ended January 1, 2010.

(8)	On February 24, 2012, our Board of Directors approved the initiation of a regular quarterly cash dividend program and authorized a $0.20 per share quarterly dividend.

(9)
During fiscal year 2012, we issued $1.0 billion of Senior Notes in connection with the acquisition of Flint.  As part of the acquisition, we also guaranteed the Canadian Notes with outstanding face values of $175.8 million.  During fiscal year 2011, we entered into our 2011 Credit Facility, which replaced our 2007 Credit Facility.  This new senior credit facility provides a term loan facility of $700.0 million and revolving credit facilities of $1.0 billion.  For further discussion, see Note 10, “Indebtedness” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those described herein.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with Item 1A, “Risk Factors,” beginning on page H20; the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a U.S. federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and IT services.  With approximately 54,000 employees, as of January 25, 2013, in a global network of offices and contract-specific job sites in nearly 50 countries, we provide services for federal, infrastructure, oil and gas, power and industrial programs and projects.  On May 14, 2012, we completed the acquisition of Flint, a provider of construction and maintenance services to clients in the oil and gas industry, expanding our presence in the oil and gas market sector in North America.  At the close of the acquisition, the operations of Flint became our new Oil & Gas Division.

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

We report our financial results on a consolidated basis and for our four reporting segments:  the Infrastructure & Environment Division, the Federal Services Division, the Energy & Construction Division and the Oil & Gas Division.

OVERVIEW AND BUSINESS TRENDS

Fiscal Year 2012 Results

Consolidated revenues for the year ended December 28, 2012 were $11.0 billion, an increase of $1.4 billion, or 15.0%, compared to revenues for fiscal year 2011.  Our results for the 2012 fiscal year include revenues resulting from the acquisition of Flint in May 2012.  Flint generated $1.5 billion in revenues from the completion of the acquisition on May 14, 2012, through the end of our fiscal year on December 28, 2012.  During the 2012 fiscal year, revenues increased significantly from our work in the oil and gas market sector, as a result of the Flint acquisition, and from our work in the power market sector.  By contrast, we experienced a decline in revenues from our work in the industrial, federal and infrastructure market sectors.

Net income attributable to URS for the year ended December 28, 2012 was $310.6 million compared with a net loss of $465.8 million for the year ended December 30, 2011.  Included in the fiscal year 2011 net loss attributable to URS was an after-tax goodwill impairment charge of $732.2 million.

Cash Flows and Debt

During the year ended December 28, 2012, we generated $430.2 million in net cash from operations.  (See “Consolidated Statements of Cash Flows” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.)  Cash flows from operations decreased by $75.7 million for fiscal year 2012 compared with fiscal year 2011.  This decrease was primarily due to the timing of:  collections from clients on accounts receivable, advance project payments from clients, project performance payments, vendor and subcontractor payments, employer contribution payments to our retirement plans, and dividend distributions from our unconsolidated joint ventures.  In addition, our interest payments were higher due to increased debt.

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

In addition, we had cash outflows of $44.7 million of cash dividends and $40.0 million related to repurchases of our common stock for the year ended December 28, 2012.

Acquisitions

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  The operating results of Flint from the acquisition date through December 28, 2012 are included in our consolidated financial statements under the Oil & Gas Division.

On June 1, 2011, we completed the acquisition of Apptis for a total purchase consideration of $283.0 million.  Since the acquisition date, the operating results of Apptis have been included in our consolidated financial statements under the Federal Services Division.

On September 10, 2010, we completed the acquisition of Scott Wilson for a total purchase consideration of $343.0 million.  Since the acquisition date, the operating results of Scott Wilson have been included in our consolidated financial statements under the Infrastructure & Environment Division.

Dividend Program

On February 24, 2012, our Board of Directors authorized the implementation of a dividend program and authorized a $0.20 per share quarterly dividend.  On February 22, 2013, our Board of Directors approved the continuation of this program and authorized a $0.21 per share quarterly dividend.  Future dividends are subject to approval by our Board of Directors or the Audit Committee of the Board of Directors.

Book of Business

As of December 28, 2012 and December 30, 2011, our total book of business was $24.9 billion and $27.0 billion, respectively.  Our backlog decreased primarily due to reductions resulting from the recognition of revenues and equity in earnings of unconsolidated joint ventures, and from the removal of $560 million from federal backlog resulting from a decision by the DOE to remove funding of pension obligations from the scope of one of our contracts, which otherwise would have resulted in recognition of revenues as reimbursement for offsetting pension expenses on that contract.  Additional decreases in backlog and IDCs were caused primarily by lower than expected activity on an IDC contract with the DOD, and reductions in project scope and project cancellations by a power client.  These decreases were partially offset by additions of $1.4 billion to our book of business resulting from our acquisition of Flint.

Business Trends

Given the current economic uncertainty, it is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  Federal deficits, weak state budgets, the national debt, the potential budgetary sequestration, economic disruption in Europe, a relatively anemic recovery in the U.S., and efforts made to address any of these issues, could negatively affect our business.  In particular, federal expenditures on defense, as well as expenditures, both private and public, on other programs that we support or in markets that we participate in, could be adversely affected.  For example, the Budget Control Act of 2011 could impose an estimated $1.2 trillion in automatic federal budget cuts, or sequestrations, beginning in fiscal year 2013.  These budget cuts are in addition to the $917 billion in budget cuts required over the next 10 years, and would severely impact our defense and other federal services, unless Congress acts to resolve the budget issues or postpone the expected cuts.  Any significant reduction in federal government spending could reduce the demand for our overall services, and result in the cancellation or delay of existing projects as well as potential projects in our book of business.  It is also difficult to determine the extent to which concerns over the public debt of, and recessionary conditions in, the U.K. and various European countries could affect demand for, and spending on, the services we provide to our clients.  Many of these uncertainties are difficult to predict and are beyond our control.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 20.

Federal Market Sector

Due to federal budget uncertainty, we expect to continue to experience delays and cancellations in procurement decisions and reductions in spending on some existing contracts.  The Budget Control Act of 2011 could impose significant and automatic federal budget cuts, or sequestrations, beginning in fiscal year 2013, if Congress fails to pass a budget reduction bill.  A large portion of these budget cuts would affect defense spending.  Although we expect that we will continue to be adversely affected by these budget challenges, some of the specialized technical services we provide and programs we support are vital to national security or mandated by law, and may have more predictable funding.  As a result, we expect that many of these services and programs, including the management of chemical demilitarization sites; the provision of nuclear management services; and the support of unmanned aerial vehicles, electronic warfare, threat reduction, and cyber-security programs would be more likely to continue receiving stable funding, if automatic federal budget cuts are imposed.

Infrastructure Market Sector

We anticipate that the passage in 2012 of the two-year, $105 billion federal transportation funding bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”), will provide states and municipalities with stable funding for highway and transit projects.  In addition, the $50.5 billion Hurricane Sandy federal aid package includes $13 billion to repair roads and transit systems damaged by the storm, as well as $1.7 billion to the State of New York and $1.8 billion to New York City in block grants to address other public infrastructure needs.

Oil & Gas Market Sector

During the second quarter of the 2012 fiscal year, we acquired Flint, a provider of construction and maintenance services to clients in the North American oil and gas industry.  The acquisition significantly expanded our presence in the North American oil and gas market sector, which we anticipate will create new opportunities for our business in 2013.  As a result of the acquisition, we expect that any increase in capital spending to develop North American oil and gas resources could lead to increased demand for the engineering, construction and operations and maintenance services that we provide to clients in the oil and gas market sector.

Power Market Sector

For the 2013 fiscal year, we expect steady demand for our air quality control services, which involve the retrofit of coal-fired power plants with clean air technology to reduce sulfur dioxide, mercury and other emissions.  We are currently working on 18 retrofit projects to help utilities comply with state consent decrees and federal regulatory mandates.  Following events at the Fukushima nuclear power plant in Japan, the Nuclear Regulatory Commission issued new safety requirements to strengthen containment structures and to improve on-site flood control and seismic safety plans.  We also expect to benefit from new investments being made in transmission and distribution systems to improve the efficiency and reliability of these systems and accommodate the transmission of electricity from alternative and renewable energy sources.

Industrial Market Sector

For the 2013 fiscal year, we expect our industrial clients to continue to experience challenges as a result of economic conditions.  However, if our clients experience increased demand for durable goods, we may see increased demand for the engineering, construction and facilities management services we provide.  We also anticipate growth in our mining business in the U.S. and Australia, as a result of new contract awards in 2012.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of the year, winter weather sometimes results in intermittent office closures and work interruptions.  In our Oil & Gas Division, winter weather enables increased access to remote work areas in Northern Canada, while spring road bans limit access to work areas in Canada and the Northern U.S.

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contracts we are awarded, particularly among clients in the federal sector.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  Also, our government clients are increasingly using IDCs that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

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

REVENUES BY MARKET SECTOR

The Year Ended December 28, 2012 Compared with the Year Ended December 30, 2011

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages)	2012 (1)	2011 (2)	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$4,435.0	$4,639.7	$(204.7)	(4.4%)
Infrastructure	1,791.4	1,861.3	(69.9)	(3.8%)
Oil & Gas (3)	2,310.6	692.1	1,618.5	233.9%
Power	1,304.4	1,126.6	177.8	15.8%
Industrial (3)	1,131.1	1,225.3	(94.2)	(7.7%)
Total revenues, net of eliminations	$10,972.5	$9,545.0	$1,427.5	15.0%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

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

Consolidated Revenues by Market Sector

Our consolidated revenues for the year ended December 28, 2012 were $11.0 billion, an increase of $1.4 billion, or 15.0%, compared with the year ended December 30, 2011.

See the discussion of revenues by market sector below for more detail.

Federal

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$670.1	$636.5	$33.6	5.3%
Federal Services	2,720.8	2,694.3	26.5	1.0%
Energy & Construction	1,044.1	1,308.9	(264.8)	(20.2%)
Federal total	$4,435.0	$4,639.7	$(204.7)	(4.4%)

Consolidated revenues from our federal market sector for the year ended December 28, 2012 declined compared with the year ended December 30, 2011.  During the 2012 fiscal year, revenues declined from the nuclear management services we provide to the DOE, due largely to the completion of ARRA stimulus-funded projects, the completion of a cleanup and closure project at a former nuclear fuel reprocessing/treatment facility, as well as lower activity on on-going DOE contracts.  In addition, we experienced decreased demand for the systems engineering and technical assistance services we provide to the DOD for the development, testing and evaluation of new weapons systems and the modernization of aging weapons systems.  The decrease in revenues from these activities was largely the result of delays in the award of new contracts and task orders under existing contracts.  Revenues also declined from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities throughout the U.S.  This decline reflects the transition at several facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.

By contrast, revenues increased from the federal IT market as a result of the acquisition of Apptis in June 2011.  In addition, revenues grew from the services we provide to the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment returning from military operations, as well as from increased activity on a contract to provide operations and installations management support at a space flight center.  We also experienced increased demand for the design and construction services we provide to the DOD for the development of military facilities and related infrastructure.

Infrastructure

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$1,550.1	$1,544.0	$6.1	0.4%
Energy & Construction	241.3	317.3	(76.0)	(24.0%)
Infrastructure total	$1,791.4	$1,861.3	$(69.9)	(3.8%)

Consolidated revenues from our infrastructure market sector for the year ended December 28, 2012 decreased compared with the year ended December 30, 2011.  The decline in infrastructure revenues was primarily due to the completion early in the 2012 fiscal year of a levee construction project in New Orleans, which experienced higher levels of activity and generated significant revenues during the 2011 fiscal year.  The revenue decline also reflects a close-out and settlement agreement reached on a light rail project and a toll road project. In addition, demand decreased for the services we provide to modernize and expand airports and educational facilities.

By contrast, revenues increased from the planning, design, engineering, program and construction management services we provide to develop surface and rail transportation infrastructure, and water storage, conveyance and treatment systems.  We also benefited from higher demand for our work providing program management services to international agencies in support of economic development efforts.

Oil & Gas

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Oil & Gas Market Sector: (1)
Infrastructure & Environment	$552.5	$529.7	$22.8	4.3%
Energy & Construction	288.9	162.4	126.5	77.9%
Oil & Gas (2)	1,469.2	—	1,469.2	N/M
Oil & Gas total	$2,310.6	$692.1	$1,618.5	233.9%

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

Consolidated revenues from our oil & gas market sector for the year ended December 28, 2012 increased compared with the year ended December 30, 2011.  Our results reflect the acquisition of Flint on May 14, 2012.  At the completion of the acquisition, Flint became our new Oil & Gas Division.  For the fiscal year ended December 28, 2012, the Oil & Gas Division generated revenues of $1.5 billion from work providing construction and maintenance services to the North American oil and gas industry.  We also benefited from strong demand for the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term master service agreements (“MSAs”), as well as from increased activity on contracts to provide construction, facility management, and operations and maintenance services at refineries and other oil and gas facilities.

Power

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$209.8	$201.1	$8.7	4.3%
Energy & Construction	1,094.6	925.5	169.1	18.3%
Power total	$1,304.4	$1,126.6	$177.8	15.8%

Consolidated revenues from our power market sector for the year ended December 28, 2012 increased compared with the year ended December 30, 2011.  During the 2012 fiscal year, revenues increased from services we provide to retrofit and upgrade existing nuclear power plants to increase the generating capacity and extend the service life of these facilities.  We also continued to experience a steady demand for our work in retrofitting coal-fired power plants with air quality control systems that reduce emissions and help utilities comply with regulatory mandates, as well as from the compliance, permitting and remediation services we provide to mitigate the environmental impact of their operations.  By contrast, revenues declined from the engineering, procurement and construction services we provide for the development of new fossil fuel and nuclear power-generating facilities.

Industrial

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Industrial Market Sector: (1)
Infrastructure & Environment	$700.5	$763.8	$(63.3)	(8.3%)
Energy & Construction	430.6	461.5	(30.9)	(6.7%)
Industrial total	$1,131.1	$1,225.3	$(94.2)	(7.7%)

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

Consolidated revenues from our industrial market sector for the year ended December 28, 2012 declined compared with the year ended December 30, 2011.  The decline in revenues was largely driven by decreased demand for the environmental, engineering and construction services we provide to mining clients.  During the 2011 fiscal year, we experienced high levels of activity and generated significant revenues from an engineering and construction mining project in Australia; the project has not been replaced by a comparable assignment.  The decrease was partially offset by a moderate increase in revenues from the facilities management services we provide to manufacturing clients, resulting from increased activity on ongoing contracts and increased activities with other mining clients.

CONSOLIDATED RESULTS BY DIVISION

The Year Ended December 28, 2012 Compared with the Year Ended December 30, 2011

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages and per share amounts)	2012 (1)	2011 (2)	(Decrease)	(Decrease)

Revenues	$10,972.5	$9,545.0	$1,427.5	15.0%
Cost of revenues	(10,294.5)	(8,988.8)	1,305.7	14.5%
General and administrative expenses	(83.6)	(79.5)	4.1	5.2%
Acquisition-related expenses	(16.1)	(1.0)	15.1	N/M
Restructuring costs	—	(5.5)	(5.5)	N/M
Goodwill impairment	—	(825.8)	(825.8)	N/M
Equity in income of unconsolidated joint ventures	107.6	132.2	(24.6)	(18.6%)
Operating income (loss)	685.9	(223.4)	909.3	407.0%
Interest expense	(70.7)	(22.1)	48.6	219.9%
Other income (expenses)	0.5	—	0.5	N/M
Income (loss) before income taxes	615.7	(245.5)	861.2	350.8%
Income tax expense	(189.9)	(91.8)	98.1	106.9%
Net income (loss) including noncontrolling interests	425.8	(337.3)	763.1	226.2%
Noncontrolling interests in income of consolidated subsidiaries	(115.2)	(128.5)	(13.3)	(10.4%)
Net income (loss) attributable to URS	$310.6	$(465.8)	$776.4	166.7%

Diluted earnings (loss) per share	$4.17	$(6.03)	$10.20	169.2%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Year ended

December 28, 2012	$3,792.1	$2,721.6	$3,138.1	$1,475.1	$(154.4)	$10,972.5
December 30, 2011	3,760.9	2,695.4	3,251.1	—	(162.4)	9,545.0
Increase (decrease)	31.2	26.2	(113.0)	1,475.1	(8.0)	1,427.5
Percentage increase (decrease)	0.8%	1.0%	(3.5%)	N/M	N/M	15.0%

N/M = Not meaningful

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues were essentially flat for the year ended December 28, 2012 compared to the year ended December 30, 2011.  During the 2012 fiscal year, revenues increased from the services we provide to expand and modernize surface and rail transportation infrastructure, as well as from our work providing program management services to international aid agencies in support of economic development efforts.  We also benefited from strong demand for our work providing engineering and construction services to the DOD for the development of military facilities and related infrastructure.  In addition, demand grew for the compliance, permitting and remediation services we perform in the power sector to assist utilities in meeting regulatory requirements and mitigating the environmental impact of their operations.

By contrast, we experienced a decline in revenues from the environmental and engineering services we provide to industrial and mining clients.  The results in our mining market reflect the completion of an engineering and construction assignment, which generated significant revenues in the comparable period last year and was not replaced by a similar project.  In the oil and gas sector, revenues declined from our work supporting a major pipeline project in Alaska, due to the postponement of the project, while we continued to benefit from strong demand for the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term MSAs.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues were essentially flat for the year ended December 28, 2012 compared to the year ended December 30, 2011.  Revenues increased from the IT services we now provide to federal clients, as a result of our June 2011 acquisition of Apptis.  Revenues from the services we provide to the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment were essentially flat.

Revenues from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities declined.  This decline reflects the transition at several facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues for the year ended December 28, 2012 decreased compared with the year ended December 30, 2011.  The decrease was primarily due to the completion of a large power project and a large levee construction project in the prior year.  In addition, revenues declined from our work providing nuclear management services to the DOE, as a result of completing ARRA stimulus-funded projects and lower activity on ongoing DOE projects compared to the same period last year.

These decreases were partially offset by the start-up of new projects, including a new air quality control project at a coal-fired power plant and projects to replace steam generators at nuclear power plants.  However, revenues during the engineering and early construction phases associated with the start-up of projects tend to be lower than revenues during the active construction phases.  During the year ended December 30, 2011, there were more projects in active construction compared to the year ended December 28, 2012.  As a result, revenues for the year ended December 28, 2012 were relatively lower than for the year ended December 30, 2011.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the year ended December 28, 2012 were derived from the construction and construction management, and operations and maintenance services that we provide, including facility and pipeline construction, transportation, and asset management and maintenance services, for the North American oil and gas industry.  Since the acquisition on May 14, 2012, the revenues of Flint have been included in our consolidated results under our Oil & Gas Division.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Year ended

December 28, 2012	$(3,575.2)	$(2,478.7)	$(2,976.9)	$(1,418.1)	$154.4	$(10,294.5)
December 30, 2011	(3,537.2)	(2,503.9)	(3,110.1)	—	162.4	(8,988.8)
Increase (decrease)	38.0	(25.2)	(133.2)	1,418.1	(8.0)	1,305.7
Percentage increase (decrease)	1.1%	(1.0%)	(4.3%)	N/M	N/M	14.5%

N/M = Not meaningful

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the year ended December 28, 2012 increased compared with the year ended December 30, 2011.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase or decrease also drove a corresponding increase or decrease in our cost of revenues.

Consolidated cost of revenues as a percent of revenues decreased from 94.2% for the year ended December 30, 2011 to 93.8% for the year ended December 28, 2012.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”) expenses for the year ended December 28, 2012 increased by 5.2% compared with the year ended December 30, 2011.  The increase in G&A expenses was due primarily to increases in employee salaries and the related benefit expenses of $2.4 million, foreign currency loss of $1.5 million, legal expenses of $1.2 million, and corporate communication and information technology-related expenses of $0.8 million, partially offset by the release of $2.1 million of sales tax reserve.  Consolidated G&A expenses as a percent of revenues was 0.8% for both years ended December 28, 2012 and December 30, 2011.

Acquisition-related Expenses

Our consolidated acquisition-related expenses generally include legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.  For the year ended December 28, 2012, we recorded $16.1 million of acquisition-related expenses for our acquisition of Flint.

Restructuring Costs

Restructuring costs consisted primarily of costs for severance and associated benefits.  We did not incur restructuring costs for the year ended December 28, 2012.  For the year ended December 30, 2011, our restructuring costs were $5.5 million, the majority of which resulted from the integration of Scott Wilson into our existing U.K. and European business and necessary responses to reductions in market opportunities in Europe.

Goodwill Impairment

Our 2012 annual review, performed as of October 26, 2012, did not indicate any further adjustment to our goodwill.  For the year ended December 30, 2011, we recognized an impairment charge of $825.8 million affecting five of our six reporting units.  On a net, after-tax basis, this charge resulted in decreases to net income and diluted EPS of $732.2 million and $9.46, respectively, for the year ended December 30, 2011.

Equity in Income of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Total
Year ended

December 28, 2012	$4.0	$6.4	$93.0	$4.2	$107.6
December 30, 2011	3.9	6.2	122.1	—	132.2
Increase (decrease)	0.1	0.2	(29.1)	4.2	(24.6)
Percentage increase (decrease)	2.6%	3.2%	(23.8%)	N/M	(18.6%)

N/M = Not meaningful

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income of unconsolidated joint ventures for the year ended December 28, 2012 decreased compared with the year ended December 30, 2011.  The decrease was primarily attributable to a $21.1 million decrease in earnings from nuclear management, operations and cleanup projects in the U.K., a $9.5 million favorable settlement on a highway construction project during the year ended December 30, 2011, and a $5.9 million decrease in earnings on a DOE cleanup project due to the timing of recognizing target-cost savings and other performance-based earnings.  These decreases were partially offset by an $8.2 million increase in earnings from a light rail project.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Corporate	Total
Year ended

December 28, 2012	$220.9	$249.3	$254.2	$61.2	$(99.7)	$685.9
December 30, 2011	222.0	(151.5)	(214.4)	—	$(79.5)	(223.4)
Increase (decrease)	(1.1)	400.8	468.6	61.2	$20.2	909.3
Percentage increase (decrease)	(0.5%)	264.6%	218.6%	N/M	25.4%	407.0%

N/M = Not meaningful

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income for the year ended December 28, 2012 was 6.3% compared to (2.3)% for the year ended December 30, 2011.  The increase in operating income in fiscal year 2012 relative to the corresponding period of 2011 was primarily due to the goodwill impairment charge recorded during the year ended December 30, 2011.  In addition, operating income increased due to the inclusion of operating income resulting from the acquisition of Flint and an increase in net performance-based incentive fees from work, performed by our Federal Services Division, managing chemical demilitarization programs in the U.S.  These increases were partially offset by the decrease in operating income resulting from the wind down and completion of projects, and delayed awards of new task orders.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income as a percentage of revenues was 5.8% for the year ended December 28, 2012 compared to 5.9% for the year ended December 30, 2011.  The change in operating income was primarily attributable to our contract mix, which in 2012, utilized more subcontractors with higher associated costs.  The increase in subcontract costs was partially offset by higher revenues and decreases in employee benefits and other indirect costs.  Overhead costs as a percentage of revenues decreased to 31.1% for the year ended December 28, 2012 from 32.0% for the year ended December 30, 2011.

The Federal Services Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was 9.2% for the year ended December 28, 2012 compared to (5.6)% for the year ended December 30, 2011.  For the year ended December 30, 2011, the operating loss was the result of a $348.3 million goodwill impairment charge.  Operating income included a $75.7 million increase in net performance-based incentive fees from work managing chemical demilitarization programs recognized in the current year compared to the prior year.  This increase was partially offset by delayed awards of new task orders under existing contracts and lower margins on federal operations and support services contracts due to low-price, technically acceptable contracting strategies, which emphasize price over qualitative factors, such as past performance.

The Energy & Construction Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was 8.1% for the year ended December 28, 2012 compared to (6.6)% for the year ended December 30, 2011.  The operating loss was the result of a $477.5 million goodwill impairment charge recorded in the year ended December 30, 2011.  The decrease in operating income after considering the goodwill impairment charge was due to the $29.1 million decrease in equity in income of unconsolidated joint ventures described above, and a $31.5 million decline resulting from the substantial completion of a levee construction project in New Orleans in the prior year.  These decreases were partially offset by an increase of $22.8 million, consisting of a $3.4 million current year insurance recovery compared to a prior year loss of $19.4 million on a common sulfur project and an increase of $20.6 million on a new air quality control project.

The Oil & Gas Division’s Operating Income

The Oil & Gas Division’s operating income for the year ended December 28, 2012 was $61.2 million, which reflects activities from May 14, 2012, the effective date of the Flint acquisition and includes $38.6 million of amortization of intangible assets in connection with the Flint acquisition.

Interest Expense

Our consolidated interest expense for the year ended December 28, 2012 increased by $48.6 million or 219.9% compared with the year ended December 30, 2011.  This increase was primarily due to the interest expense incurred on the additional borrowings and the assumption of debt in connection with the Flint acquisition.

Other Income (Expenses)

Our consolidated other income (expenses) for the year ended December 28, 2012 represents a foreign currency gain of $0.8 million recognized on intercompany financing arrangements and a net loss of $0.3 million recognized on foreign currency forward contracts.

Income Tax Expense

The change in the effective income tax rate for the year ended December 28, 2012 compared with the comparable period in 2011 was primarily due to the non-deductibility of the goodwill impairment charge taken in 2011.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Our noncontrolling interests in income of consolidated subsidiaries decreased by $13.3 million or 10.4% in the year ended December 28, 2012 compared with the year ended December 30, 2011.  The decrease in noncontrolling interests in income of consolidated subsidiaries, net of tax was primarily due to lower earnings from one of our U.K. joint ventures, the substantial completion of a levee construction project in New Orleans in the prior year, and lower earnings from certain DOE nuclear cleanup projects.  These decreases were partially offset by increases related to higher activity at air quality control services projects and steam generator replacement projects performed through consolidated joint ventures.

REVENUES BY MARKET SECTOR

The Year Ended December 30, 2011 Compared with the Year Ended December 31, 2010

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages)	2011 (1)	2010 (2)	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$4,639.7	$4,523.4	$116.3	2.6%
Infrastructure	1,861.3	1,902.4	(41.1)	(2.2%)
Oil & Gas (3)	692.1	685.1	7.0	1.0%
Power	1,126.6	1,109.2	17.4	1.6%
Industrial (3)	1,225.3	957.0	268.3	28.0%
Total revenues, net of eliminations	$9,545.0	$9,177.1	$367.9	4.0%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

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

Federal

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment (1)	$636.5	$682.7	$(46.2)	(6.8%)
Federal Services (2)	2,694.3	2,581.2	113.1	4.4%
Energy & Construction	1,308.9	1,259.5	49.4	3.9%
Federal total	$4,639.7	$4,523.4	$116.3	2.6%

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

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

Infrastructure

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment (1)	$1,544.0	$1,402.8	$141.2	10.1%
Energy & Construction	317.3	499.6	(182.3)	(36.5%)
Infrastructure total	$1,861.3	$1,902.4	$(41.1)	(2.2%)

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

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

Oil & Gas

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Oil & Gas Market Sector: (1)
Infrastructure & Environment (2)	$529.7	$418.8	$110.9	26.5%
Energy & Construction	162.4	266.3	(103.9)	(39.0%)
Oil & Gas total	$692.1	$685.1	$7.0	1.0%

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

(2)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

Consolidated revenues from our oil & gas market sector for the year ended December 30, 2011 increased compared with the year ended December 31, 2010.  Our results reflect the sustained high level of oil prices, which resulted in increased capital spending by many of our clients in the oil and gas industry on the initial phases of projects that had previously been deferred, increasing demand for the front-end engineering and design services we provide.  We also benefited from strong demand for the environmental and engineering services we provide to oil and gas clients through long-term MSAs.  In addition, revenues increased due to high levels of activity on an assignment to construct a natural gas storage facility in Louisiana.

Power

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment (1)	$201.1	$156.5	$44.6	28.5%
Energy & Construction	925.5	952.7	(27.2)	(2.9%)
Power total	$1,126.6	$1,109.2	$17.4	1.6%

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

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

Industrial

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages)	2011	2010	(Decrease)	(Decrease)
Industrial Market Sector: (1)
Infrastructure & Environment (2)	$763.8	$553.4	$210.4	38.0%
Energy & Construction	461.5	403.6	57.9	14.3%
Industrial total	$1,225.3	$957.0	$268.3	28.0%

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

(2)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

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

CONSOLIDATED RESULTS BY DIVISION

The Year Ended December 30, 2011 Compared with the Year Ended December 31, 2010

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages and per share amounts)	2011 (1)	2010 (2)	(Decrease)	(Decrease)

Revenues	$9,545.0	$9,177.1	$367.9	4.0%
Cost of revenues	(8,988.8)	(8,609.5)	379.3	(4.4%)
General and administrative expenses	(79.5)	(71.0)	8.5	(12.0%)
Acquisition-related expenses	(1.0)	(11.9)	(10.9)	91.6%
Restructuring costs	(5.5)	(10.6)	(5.1)	48.1%
Goodwill impairment	(825.8)	—	825.8	N/M
Equity in income of unconsolidated joint ventures	132.2	70.3	61.9	88.1%
Operating income (loss)	(223.4)	544.4	(767.8)	(141.0%)
Interest expense	(22.1)	(30.6)	(8.5)	27.8%
Income (loss) before income taxes	(245.5)	513.8	(759.3)	(147.8%)
Income tax expense	(91.8)	(127.6)	(35.8)	(28.1%)
Net income (loss) including noncontrolling interests	(337.3)	386.2	(723.5)	(187.3%)
Noncontrolling interests in income of consolidated subsidiaries	(128.5)	(98.3)	30.2	30.7%
Net income attributable to URS	$(465.8)	$287.9	$(753.7)	(261.8%)
				$
Diluted earnings per share	$(6.03)	$3.54	$(9.57)	(270.3%)

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

Revenues

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services (2)	Energy & Construction	Eliminations	Total
Year ended

December 30, 2011	$3,760.9	$2,695.4	$3,251.1	$(162.4)	$9,545.0
December 31, 2010	3,248.5	2,582.8	3,420.6	(74.8)	9,177.1
Increase (decrease)	512.4	112.6	(169.5)	87.6	367.9
Percentage increase (decrease)	15.8%	4.4%	(5.0%)	117.1%	4.0%

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues increased for the year ended December 30, 2011 compared to the year ended December 31, 2010.

For the 2011 fiscal year, Scott Wilson, which we acquired in September 2010, generated $451.1 million in revenues.  For the 2010 fiscal year, Scott Wilson generated $150.4 million in revenues, beginning on the date of the acquisition through December 31, 2010.  During the 2011 year, we benefited from the growth of our infrastructure business outside North America as a result of the acquisition of Scott Wilson.  Revenues increased from the services we provide to expand and modernize surface and rail transportation infrastructure, and ports and harbors.  In addition, we continued to experience steady demand for the disaster response services we provide to the Federal Emergency Management Agency, particularly following tornado damage in Alabama and flooding caused by Hurricane Irene.  We also benefited from strong demand for the engineering and environmental work we provide to multinational corporations under MSAs.  The sustained level of oil prices is causing many clients in the oil and gas industry to move forward with the initial phases of projects that had previously been deferred.  Revenues also increased from our work supporting mining clients.  As a result of higher commodity prices for metals and mineral resources, many of our mining clients are expanding their operations to meet growing demand.

By contrast, revenues declined from the engineering and construction services we provide to the DOD due to the completion of large task orders under existing contracts to design and build military facilities at installations in the U.S. and overseas.  During the 2010 fiscal year, these task orders experienced great levels of activities and generated higher revenues than similar design-build assignments that were in progress during the 2011 fiscal year.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues increased for the year ended December 30, 2011 compared to the year ended December 31, 2010. The increase was primarily due to the growth of our federal IT services business as a result of the acquisition of Apptis, which generated $180.0 million in revenues during the year ended December 30, 2011.  Revenues also increased from our work managing chemical demilitarization programs in the U.S., as well as from the global threat reduction services we provide to secure and eliminate weapons of mass destruction at locations worldwide.  These increases were partially offset by a decrease in revenues from the services we provide to modernize aging weapons systems, develop new systems, and maintain and repair military vehicles and aircraft.  Revenues also declined from the operations and installations management support we provide at military bases, test ranges and space flight centers.  The decline in revenues from these activities was primarily due to delays in the award of new contracts and task orders under existing contracts, as well as decreased U.S. military activity in the Middle East.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues for the year ended December 30, 2011 decreased compared with the year ended December 31, 2010.

The decline in revenues was primarily due to the completion of new fossil power generation projects, which accounted for a decrease of $124.7 million; a $53.2 million decrease at an ongoing air quality control services project; a decrease in major component replacement projects and other related services performed at nuclear power plants, which accounted for a decrease of $57.5 million; and a $74.5 million decrease due to the completion of projects involving the retrofit of coal-fired power plants with clean air technologies.  We also experienced a $119.8 million decrease on a levee construction project, which was nearing completion in the 2011 fiscal year, and a $32.6 million decrease as a result of lower activity at an ongoing dam construction project.  In addition, revenues declined $76.6 million due to the completion and wind down of oil and gas and mining projects.

These declines were partially offset by revenue increases from both new and ongoing projects for the DOE and for clients in the power and manufacturing industries.  We experienced higher revenues on a DOE contract to provide nuclear management services for the treatment and disposal of high-level liquid waste, which accounted for an increase of $97.7 million; a $40.2 million increase in revenues due to increased activity on a DOE deactivation, demolition and removal project; and a $30.0 million increase in revenues on a DOE nuclear cleanup project.  We also experienced a $217.8 million increase from new air quality control and transmission and distribution projects; a $61.6 million increase due to higher activity at a new nuclear power generation project; and a $23.5 million increase at an ongoing gas power generation plant.  Revenues also increased $35.3 million, as a result of higher activity on an engineering and construction project at a manufacturing facility.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services (2)	Energy & Construction	Eliminations	Total
Year ended

December 30, 2011	$(3,537.2)	$(2,503.9)	$(3,110.1)	$162.4	$(8,988.8)
December 31, 2010	(3,006.0)	(2,423.1)	(3,255.2)	74.8	(8,609.5)
Increase (decrease)	531.2	80.8	(145.1)	87.6	379.3
Percentage increase (decrease)	17.7%	3.3%	(4.5%)	117.1%	4.4%

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

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

General and Administrative Expenses

Our consolidated G&A expenses for the year ended December 30, 2011 increased by 12.0% compared with the year ended December 31, 2010.  Consolidated G&A expenses as a percent of revenues remained the same at 0.8% for the years ended December 30, 2011 and December 31, 2010.  The increase was primarily caused by a $6.6 million increase in expenses for employee benefits and the $2.8 million reversal, in the second quarter of fiscal year 2010, of a foreign payroll tax accrual related to a prior acquisition.  These increases were partially offset by $2.2 million of net foreign currency gains recorded in fiscal year 2011.

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

Restructuring Costs

Restructuring costs for the year ended December 30, 2011 and December 31, 2010 were $5.5 million and $10.6 million, respectively, which consisted primarily of costs for severance and associated benefits.  The majority of the restructuring costs resulted from the integration of Scott Wilson into our existing U.K. and European business and necessary responses to reductions in market opportunities in Europe.

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

Equity in Income of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services (2)	Energy & Construction	Total
Year ended

December 30, 2011	$3.9	$6.2	$122.1	$132.2
December 31, 2010	2.9	5.9	61.5	70.3
Increase (decrease)	1.0	0.3	60.6	61.9
Percentage increase (decrease)	34.5%	5.1%	98.5%	88.1%

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

Our consolidated equity in income of unconsolidated joint ventures for the year ended December 30, 2011 increased by $61.9 million or 88.1% compared with the year ended December 31, 2010.  The increase was primarily due to a $34.5 million increase resulting from a $25.0 million charge taken in the comparable period in fiscal 2010 as compared to a $9.5 million favorable settlement recovery on a Southern California highway project recognized in fiscal year 2011, and a $21.6 million increase resulting from higher performance-based earnings on our nuclear management, operations and cleanup projects in the U.K.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services (2)	Energy & Construction	Corporate	Total
Year ended

December 30, 2011	$222.0	$(151.5)	$(214.4)	$(79.5)	$(223.4)
December 31, 2010	222.9	165.6	226.9	$(71.0)	544.4
Increase (decrease)	(0.9)	(317.1)	(441.3)	$8.5	(767.8)
Percentage increase (decrease)	(0.4%)	(191.5%)	(194.5%)	12.0%	(141.0%)

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

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

The Infrastructure & Environment Division’s Operating Income

Operating income as a percentage of revenues was 5.9% for the year ended December 30, 2011 compared to 6.9% for the year ended December 31, 2010. The decrease in operating income was caused primarily by our European and Middle Eastern operations, particularly in the U.K.  Lower European revenues resulted in decreases in the utilization of our staff and increases in systems integration-related costs, which caused decreases in our operating income.  These decreases were partially offset by a reduction in restructuring costs of $5.1 million and a reduction in acquisition expenses of $11.8 million that we incurred during the corresponding period last year related to our acquisition of Scott Wilson.  Overhead costs including acquisition-related expenses and restructuring costs as a percentage of revenues decreased from 32.0% to 31.2% for the years ended December 30, 2011 and December 31, 2010.

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

The Energy & Construction Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was (6.6)% for the year ended December 30, 2011 compared to 6.6% for the year ended December 31, 2010. The loss was the result of a $477.5 million goodwill impairment charge recorded during fiscal year 2011.  The following results partially offset the goodwill impairment charge:

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

Income Tax Expense

Our effective income tax rates for the years ended December 30, 2011 and  December 31, 2010 were (37.4%) and 24.8%, respectively.  See further discussion in the “Income Tax Expense” in the Liquidity and Capital Resources section below.

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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Cash flows from operating activities	$430.2	$505.9	$526.4
Cash flows from investing activities	(1,446.6)	(348.1)	(299.8)
Cash flows from financing activities	892.3	(294.3)	(375.1)

Overview

Our primary sources of liquidity are collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings related to our Senior Notes and lines of credit.  Our primary uses of cash are to fund working capital, acquisitions, income tax payments, and capital expenditures; to service our debt; to pay dividends; to repurchase our common stock; and to make distributions to the noncontrolling interests in our consolidated joint ventures.

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

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At December 28, 2012 and December 30, 2011, restricted cash was $17.1 million and $21.0 million, respectively, which amounts were included in “Other current assets” on our Consolidated Balance Sheets.  At December 28, 2012 and December 30, 2011, cash and cash equivalents included $80.1 million and $91.4 million, respectively, of cash held by our consolidated joint ventures, which is available only to fund activities and obligations related to the joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) represent our primary sources of cash inflows from operations.  Unbilled Accounts Receivable represents amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, Unbilled Accounts Receivable may not be billable for periods generally extending from two to six months and, occasionally, beyond a year.  As of December 28, 2012 and December 30, 2011, $264.9 million and $185.0 million, respectively, of Unbilled Accounts Receivable are not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”  As of December 28, 2012 and December 30, 2011, significant unapproved change orders and claims, which are included in Unbilled Accounts Receivable, collectively represented approximately 3% and 2%, respectively, of our gross accounts receivable and Unbilled Accounts Receivable.

Net Accounts Receivable, which is comprised of accounts receivable and the current portion of Unbilled Accounts Receivable, net of receivable allowances, at December 28, 2012 was $2.9 billion, an increase of $665.8 million, or 30.2% over the balance at December 30, 2011.  The increase was primarily the result of $537.8 million from the Flint acquisition.  The remaining difference relates to normal flows within the billing cycle.

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

As of December 28, 2012 and December 30, 2011, our receivable allowances represented 2.37% and 1.92%, respectively, of the combined total accounts receivable and the current portion of Unbilled Accounts Receivable.  We believe that our allowance for doubtful accounts receivable as of December 28, 2012 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of December 28, 2012 and December 30, 2011 were $289.1 million and $310.8 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  We included the non-current amounts in our calculation of DSO and the ratio of accounts receivable to revenues.  Our DSO increased from 79 days as of December 30, 2011 to 87 days as of December 28, 2012.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which changed from 86.8% at December 30, 2011 to 95.7% at December 28, 2012.  We calculate this ratio by dividing net accounts receivable less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter.

The factors that affect the Ratio also have the same effect on DSO.  The increases in the Ratio, and therefore the increases in DSO, occurred primarily for the following reasons:

•
Accruals of amounts from performance-based incentives under long-term U.S. federal government contracts added 4.3% to our ratio of accounts receivable to revenues for the quarter ended December 30, 2011 and 8.1% for the quarter ended December 28, 2012.  These amounts were included in Unbilled Accounts Receivable and they become billable as provided under the terms of the contracts to which they relate.  We do not expect to bill for these incentives until 2013 and beyond.  Our Unbilled Accounts Receivable included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.

•	Other, smaller increases in the ratio of accounts receivable to revenues were caused by:

o	Accruals related to reimbursement under U.S. federal government contracts for employee “stay-and-perform” incentive payments;

o	Receivables related to activity on a DOE deactivation, demolition, and removal project; and

o
Adjustments on some U.S. federal government contracts from bi-monthly to monthly billing cycles, U.S. federal government agency billing requirement changes and invoice reviews by the DCAA, which have caused delays and re-billings.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, to pay income taxes, and to service our debt for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 17, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report, which may adversely affect our liquidity and capital resources.

We have determined that the restricted net assets as defined by Rule 4-08(e)(3) of Regulation S-X are less than 25% of our consolidated net assets.

Acquisition

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  On the date of acquisition, Flint had outstanding Canadian notes with a face value of C$175.0 million (US$175.0 million), in addition to $31.6 million of other indebtedness.

On March 15, 2012, we issued two Senior Notes with an aggregate principal amount of $1.0 billion.  We used the net proceeds from the notes together with borrowings from our 2011 Credit Facility to finance our acquisition of Flint.  See Note 10, “Indebtedness,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report, for more information regarding the Senior Notes.

Dividend Program

On February 24, 2012, our Board of Directors approved the initiation of a quarterly cash dividend program.  Our Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Estimated Amount	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013

On February 22, 2013, our Board of Directors approved the continuation of this program and authorized a $0.21 per share quarterly dividend.  Future dividends are subject to approval by our Board of Directors or the Audit Committee of the Board of Directors.

Operating Activities

The decrease in cash flows from operating activities for the year ended December 28, 2012, compared to the year ended December 30, 2011, was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, employer contribution payments to our 401(k) plan, project incentive awards that were recognized but are not currently billable, and an increase in interest payments and acquisition expenses, partially offset by a decrease in income tax payments.

In 2011, we merged the Energy & Construction Division’s 401(k) plan into the company-wide 401(k) plan and the timing of employer contributions was shifted from a bi-weekly basis to an annual basis.  Prior to the merger of the plans, we generally made the employer contributions for the Energy & Construction Division’s 401(k) plan within the same fiscal year in which the benefits were earned.  Under the merged plan, we expect to pay the contributions in the first quarter following the end of the fiscal year.  Due to the difference in timing of contributions made, we paid $37.5 million more in contributions during the year ended December 28, 2012 compared to the same period last year.  If the plans were not merged, the majority of these contributions would have been made in 2011.

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

During the first quarter of 2013, we expect to make estimated payments of $135.2 million to pension, post-retirement, defined contribution and multiemployer pension plans and incentive payments.

Investing Activities

Cash flows used for investing activities of $1.4 billion during the year ended December 28, 2012 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $1.3 billion; and

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $125.4 million.

These cash flows were partially offset by:

•	proceeds from disposal of property and equipment of $25.3 million, including the residual payment received on the close out and settlement of mining projects in Jamaica.

Cash flows used for investing activities of $348.1 million during the year ended December 30, 2011 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $282.1 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $67.5 million; and

•	disbursements related to advances to unconsolidated joint ventures of $19.6 million.

Cash flows used for investing activities of $299.8 million during the year ended December 31, 2010 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $291.7 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $45.2 million; and

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

For fiscal year 2013, we expect to incur approximately $193 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows generated from financing activities of $892.3 million during the year ended December 28, 2012 consisted of the following significant activities:

•	proceeds of our Senior Notes, net of debt discount and issuance costs, of $990.1 million;

•	net borrowings from our revolving line of credit of $78.0 million; and

•	net change in overdrafts of $54.5 million.

These cash flows were partially offset by:

•	distributions to noncontrolling interests of consolidated joint ventures of $83.8 million;

•	dividend payments of $44.7 million;

•	repurchases of our common stock of $40.0 million; and

•	payment of $30.0 million of the term loan under our 2011 Credit Facility.

Cash flows used for financing activities of $294.3 million during the year ended December 30, 2011 consisted of the following significant activities:

•
payment of all outstanding indebtedness under our 2007 Credit Facility, which included outstanding term loans of $625.0 million and a drawn balance on our revolving line of credit in the amount of $50.0 million;

•	repurchases of our common stock of $242.8 million;

•	distributions to noncontrolling interests of consolidated joint ventures of $111.7 million; and

•	net change in overdrafts of $18.0 million.

These cash flows were partially offset by:

•	a term loan borrowing from our 2011 Credit Facility of $700.0 million; and

•	net borrowings from our revolving line of credit of $72.9 million under our 2011 Credit Facility.

Cash flows used for financing activities of $375.1 million during the year ended December 31, 2010 consisted of the following significant activities:

•	payments of $150.0 million of the term loans under our 2007 Credit Facility;

•	repurchases of our common stock of $128.3 million; and

•	distributions to noncontrolling interests of $107.2 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of December 28, 2012:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of December 28, 2012:
2011 Credit Facility (1)	$670.0	$18.1	$126.9	$525.0	$—	$—
3.85% Senior Notes (2)	400.0	—	—	400.0	—	—
5.00% Senior Notes (2)	600.0	—	—	—	600.0	—
7.50% Canadian Notes (2)	175.8	—	—	—	175.8	—
Revolving line of credit	100.5	—	—	100.5	—	—
Capital lease obligations (1)	59.2	28.5	20.0	10.7	—	—
Notes payable, foreign credit lines and other indebtedness	35.5	26.3	7.0	2.2	—	—
Total debt	2,041.0	72.9	153.9	1,038.4	775.8	—
Operating lease obligations (3)	801.0	224.9	267.7	145.5	162.9	—
Pension and other retirement plans funding requirements (4)	631.5	218.8	97.4	85.7	229.6	—
Interest (5)	502.0	74.9	147.6	124.7	154.8	—
Dividends payable (6)	16.7	15.6	0.9	0.2	—	—
Purchase obligations (7)	26.1	15.5	10.4	0.2	—	—
Asset retirement obligations (8)	13.8	1.9	2.6	3.9	5.4	—
Other contractual obligations (9)	78.0	65.5	—	—	—	12.5
Total contractual obligations	$4,110.1	$690.0	$680.5	$1,398.6	$1,328.5	$12.5

(1)
Amounts shown exclude unamortized debt issuance costs of $3.7 million for our 2011 Credit Facility.  For capital lease obligations, amounts shown exclude interest of $3.1 million.  For information regarding events that could accelerate the due dates of these payments, see “2011 Credit Facility” section below.

(2)
Amounts shown exclude unamortized discount for the 3.85% and 5.00% Senior Notes of $1.0 million, and unamortized premium for the 7.50% Canadian Notes of $28.0 million.  For information regarding events that could accelerate these payments, see “Senior Notes and Canadian Notes” section below.

(3)	Operating leases are predominantly real estate leases.

(4)
Amounts consist of estimated pension and other retirement plan funding requirements, to the extent that we were able to develop reasonable estimates, for various defined benefit, post-retirement, defined contribution, multiemployer, and other retirement plans.  Estimates do not include potential multiemployer plan termination or withdrawal amounts since we are unable to estimate the amount of contributions that could be required.

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

(9)
Other contractual obligations include accrued discretionary and non-discretionary bonuses, net liabilities for anticipated settlements and interest on our tax liabilities, accrued benefits for our executives pursuant to their employment agreements, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under “Other” above.

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

The following are our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our credit facilities and banking arrangements cover the issuance of our standby letters of credit and bank guarantees that are critical for our normal operations.  If we default on these credit facilities and banking arrangements, we would be unable to issue or renew standby letters of credit and bank guarantees, which would impair our ability to maintain normal operations.  As of December 28, 2012, we had $132.0 million in standby letters of credit outstanding under our 2011 Credit Facility and $36.3 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements with remaining availability of approximately $24 million.

•
We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

•	We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures. The total amount of the letter of credit was $0.9 million as of December 28, 2012.

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

2011 Credit Facility

As of December 28, 2012 and December 30, 2011, the outstanding balance of the term loan under our 2011 Credit Facility was $670.0 million and $700.0 million, respectively.  As of December 28, 2012 and December 30, 2011, the interest rates applicable to the term loan were 1.71% and 1.80%, respectively. Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

Our 2011 Credit Facility will mature on October 19, 2016.  We have an option to prepay the term loans at any time without penalty.

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

We may use any future borrowings from our 2011 Credit Facility along with operating cash flows for general corporate purposes, including funding working capital, making capital expenditures, funding acquisitions, paying dividends and repurchasing our common stock.

We were in compliance with the covenants of our 2011 Credit Facility as of December 28, 2012.

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  As of December 28, 2012, the outstanding balance of the Senior Notes was $999.0 million, net of $1.0 million of discount.

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

In connection with the sale of the Senior Notes, we entered into a registration rights agreement under which we agreed to file a registration statement with the SEC offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  We have agreed to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC and complete the exchange offer no later than March 15, 2013.  We do not expect to complete our exchange offer until after March 15, 2013.  After that date, we will be required to pay additional interest up to a maximum of 50 basis points to the holders of the Senior Notes until the exchange offer is completed.

On May 14, 2012, we guaranteed the Canadian Notes with an outstanding face value of C$175.0 million (US$175.0 million).  The Canadian Notes mature on June 15, 2019 and bear interest at 7.5% per year, payable in equal installments semi-annually in arrears on June 15 and December 15 of each year.  As of December 28, 2012, the outstanding balance of the Canadian Notes was $203.8 million, including $28.0 million of premium.

The Canadian Notes are Flint’s direct senior unsecured obligations and rank pari passu, subject to statutory preferred exceptions, with URS’ guarantee of that debt.  Prior to June 15, 2014, we may redeem up to 35.0% of the principal amount of the outstanding Canadian Notes with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 107.5% of the principal amount of the Canadian Notes, provided that at least 65.0% of the aggregate principal amount of the Canadian Notes remain outstanding.  We may also redeem the Canadian Notes prior to June 15, 2015 at a redemption price equal to 100.0% of the principal amount of the Canadian Notes plus an applicable premium.  We may also redeem the Canadian Notes on or after June 15, 2015 at a redemption price equal to 103.8% of the principal amount if redeemed in the twelve-month period beginning June 15, 2015; at a redemption price equal to 101.9% of the principal amount if redeemed in the twelve-month period beginning June 15, 2016 and at a redemption price equal to 100.0% of the principal amount if redeemed in the period beginning June 15, 2017 before maturity.

Upon the occurrence of a change in control, Canadian Notes holders have a right to require that their Notes be redeemed at a cash price equal to 101.0% of the principal amount of the Canadian Notes.  Our acquisition of Flint constituted a change in control under the Canadian Note indenture and, as a result, the holders of the Canadian Notes had the right to require that their Notes be redeemed.  The Canadian Notes also contain covenants limiting our and some of our subsidiaries’ ability to create liens and restricting them from amalgamating, consolidating or merging with or into or winding up or dissolving into another person or selling, leasing, transferring, conveying or otherwise disposing of or assigning all or substantially all of their assets.  The Canadian Notes also contain covenants, which are suspended as long as the Canadian Notes have investment grade ratings, that would restrict us and some of our subsidiaries from making restricted payments, incurring indebtedness, selling assets and entering into transactions with affiliates.  As of December 28, 2012, the Canadian Notes carried investment grade ratings.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of December 28, 2012.

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

As of December 28, 2012 and December 30, 2011, we had outstanding balances of $100.5 million and $23.0 million, respectively, on our revolving line of credit.  As of December 28, 2012, we had issued $132.0 million of letters of credit, leaving $767.5 million available under our revolving credit facility.

	Year Ended
	December 28,	December 30,	December 31,
(In millions, except percentages)	2012	2011	2010
Effective average interest rates paid on the revolving line of credit	1.9%	1.3%	3.0%
Average daily revolving line of credit balances	$139.5	$25.9	$0.3
Maximum amounts outstanding at any point during the year	$420.0	$104.6	$12.1

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of December 28, 2012 and December 30, 2011, we had outstanding amounts of $35.5 million and $53.1 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.68% and 4.04% as of December 28, 2012 and December 30, 2011, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of December 28, 2012 and December 30, 2011, we maintained several foreign credit lines with aggregate borrowing capacity of $50.8 million and $33.7 million, respectively, and had remaining borrowing capacity of $47.7 million and $23.2 million, respectively.

Capital Leases.  As of December 28, 2012 and December 30, 2011, we had obligations under our capital leases of approximately $59.2 million and $27.3 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Operating Leases.  As of December 28, 2012 and December 30, 2011, we had obligations under our operating leases of approximately $801.0 million and $650.2 million, respectively, consisting primarily of real estate leases.

Income Tax Expense

As of December 28, 2012, our federal net operating loss (“NOL”) carryovers were approximately $15.9 million.  These federal NOL carryovers expire in years 2021 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $297.0 million.  These state NOL carryovers expire in years 2013 through 2031.  There are also foreign NOL carryovers in various jurisdictions of approximately $544.4 million.  The majority of the foreign NOL carryovers have no expiration date.  At December 28, 2012, the federal, state and foreign NOL carryovers resulted in a deferred tax asset of $132.2 million with a valuation allowance of $106.0 million established against this deferred tax asset.  None of the remaining net deferred tax assets related to NOL carryovers is individually material and management believes that it is more likely than not they will be realized.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

As of December 28, 2012 and December 30, 2011, we have remaining tax-deductible goodwill of $223.2 million and $316.5 million, respectively, resulting from acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 14 years.  The tax deduction for goodwill for 2013 is expected to be approximately $85.5 million and is expected to be substantially lower beginning in 2015.

Valuation allowances for deferred tax assets are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Based on expected future operating results, we believe that realization of deferred tax assets in excess of our valuation allowances is more likely than not.

We have indefinitely reinvested $499.1 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of December 28, 2012.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize these earnings in our foreign operations.  The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision to repatriate the earnings is made.

The effective income tax rates for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 are as follows:

Year Ended	Effective Income Tax Rates
December 28, 2012	30.8%
December 30, 2011	(37.4)%
December 31, 2010	24.8%

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was enacted.  The Act provided tax relief for businesses by reinstating certain tax benefits and credits retroactively to January 1, 2012.  There are several provisions of the Act that impact us, but not significantly.  Income tax accounting rules require tax law changes to be recognized in the period of enactment; as such, the associated tax benefits of the Act will be recognized in our provision for income taxes in the first quarter of 2013.

No cash distributions were made from our foreign subsidiaries to their U.S. shareholders in fiscal years 2010, 2011 or 2012.

As of December 28, 2012, December 30, 2011 and December 31, 2010, we had $15.4 million, $16.7 million and $21.5 million of unrecognized tax benefits, respectively.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2012 were $11.4 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Unrecognized tax benefits beginning balance	$16.7	$21.5	$25.2
Gross increase – tax positions in prior years	1.2	2.7	1.1
Gross decrease – tax positions in prior years	(1.2)	(3.6)	(1.5)
Gross increase – current period tax positions	1.2	—	1.4
Settlements	(0.2)	(0.2)	(0.2)
Lapse of statute of limitations	(2.4)	(3.7)	(5.3)
Unrecognized tax benefits acquired in current year	0.1	—	0.8
Unrecognized tax benefits ending balance	$15.4	$16.7	$21.5

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the years ended December 28, 2012, December 30, 2011 and December 31, 2010, we recognized $(1.4) million, $(1.4) million and $1.5 million, respectively, in interest and penalties.  We have accrued approximately $5.3 million, $6.7 million and $8.1 million in interest and penalties as of December 28, 2012, December 30, 2011 and December 31, 2010, respectively.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

It is reasonably possible that unrecognized tax benefits will decrease up to $2.7 million within the next twelve months as a result of the settlement of tax audits.  The timing and amounts of these audit settlements are uncertain, but we do not expect any of these settlements to have a significant impact on our financial position or results of operations.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss), net of tax for the year ended December 28, 2012 was comprised of pension and post-retirement adjustments, and foreign currency translation adjustments.  The 2012 pension and post-retirement adjustment of $26.6 million, net of tax, was caused primarily by a decrease in the discount rate employed in the actuarial assumptions.  The 2012 foreign currency translation gain of $24.8 million resulted from the strengthening of the U.S. dollar against foreign currencies.  See Note 18, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our other comprehensive loss.

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

The following are the accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management.  There were no material changes to these critical accounting policies during the year ended December 28, 2012.

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

We determined that we were the primary beneficiary of, and therefore, must consolidate 11 joint ventures in which we did not have a majority voting interest as of and for the year ended December 28, 2012.

Total revenues of these joint ventures for the year ended December 28, 2012 were less than 10% of our total consolidated revenues.  The net impact of these joint ventures on segment revenues for the year ended December 28, 2012 was less than 15% of total segment revenues for each segment.  There was no impact on our debt as a result of consolidating these joint ventures.

We perform a quarterly re-assessment of our status as primary beneficiary.  This evaluation may result in a newly consolidated joint venture or in deconsolidating a previously consolidated joint venture.  See Note 6, “Joint Ventures” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for further information on our VIEs.

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

Goodwill and Intangible Assets Impairment Review

Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other net intangible assets were $3.9 billion as of December 28, 2012.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur or circumstances change that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews if triggering events occur.  Our 2012 annual review, performed as of October 26, 2012, did not indicate any further adjustment to our goodwill.  No events or changes in circumstances have occurred that would indicate any additional impairment adjustment of goodwill since our annual testing date.  We continue to monitor the recoverability of our goodwill.

During fiscal year 2011, our market capitalization was reduced due to stock market volatility and declines in our stock price.  For the year ended December 30, 2011, we recorded goodwill impairment charges in five of our reporting units totaling $825.8 million ($732.2 million after tax). These non-cash charges reduced goodwill recorded in connection with previous acquisitions and did not impact our overall business operations.  There was no goodwill impairment for any of our reporting units during the years ended December 28, 2012 and December 31, 2010.

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

Goodwill impairment reviews involve a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value using discounted cash flow analyses, referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated cash flows and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions.  To arrive at our cash flow projections, we consider estimates of economic and market activity over a projection period of ten years, management’s expectation of growth rates in revenues, costs, and estimates of future expected changes in operating margins and capital expenditures.  Other significant estimates and assumptions include long-term growth rates and changes in future working capital requirements.

We also consider indications obtained from the market approach.  We applied market multiples derived from market prices of stocks of companies that are engaged in the same or similar lines of business as our reporting units and that are actively traded on a free and open market, or applied market multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business as our reporting units, to the corresponding measure of financial performance for our reporting units that produces estimates of value at the noncontrolling marketable level.

In reaching our final estimate of value, we considered the fair values derived from using both the income and market approaches.  We gave primary weight to the income approach because it was deemed to be the most applicable.

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

See Note 9, “Goodwill and Intangible Assets” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our goodwill impairment reviews.

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

Change in an Assumption (In millions)	Domestic Defined Benefit Plans	Foreign Defined Benefit Plans	Post-retirement Benefit Plans
25 basis point increase in discount rate	$(13.2)	$(22.2)	$(0.8)
25 basis point decrease in discount rate	$14.2	$23.6	$0.9

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

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  Based on the outstanding term loan of $670.0 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.2 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by the full 1% as our current variable index is 0.25%.  If our variable margin rate drops by 0.25%, it would lower our net-of-tax interest expense by approximately $1.0 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  We had a foreign currency translation gain of $24.8 million, a foreign currency translation loss of $11.2 million, and a foreign currency translation gain of $8.8 million for the years ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries at December 28, 2012 and December 30, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to some key accounting personnel who have the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 28, 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Flint Energy Services, Ltd. (“Flint”) from its assessment of internal control over financial reporting as of December 28, 2012 because it was acquired by the Company in a business combination during 2012.  We have also excluded Flint from our audit of internal control over financial reporting.  Flint is a wholly-owned subsidiary whose total assets and total revenues represent 12% and 13% respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2012.

/s/   PricewaterhouseCoopers LLP

San Francisco, California
February 25, 2013

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS6
(In millions, except per share data)

	December 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$314.5	$436.0
Accounts receivable, including retentions of $114.4 and $67.5, respectively	1,554.8	1,114.7
Costs and accrued earnings in excess of billings on contracts	1,384.3	1,132.0
Less receivable allowances	(69.7)	(43.1)
Net accounts receivable	2,869.4	2,203.6
Deferred tax assets	67.6	63.0
Inventory	61.5	19.5
Other current assets	204.2	181.8
Total current assets	3,517.2	2,903.9
Investments in and advances to unconsolidated joint ventures	278.3	107.7
Property and equipment at cost, net	687.5	269.4
Intangible assets, net	692.2	522.0
Goodwill	3,247.1	2,773.0
Other long-term assets	364.2	286.6
Total assets	$8,786.5	$6,862.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$71.8	$61.5
Accounts payable and subcontractors payable, including retentions of $32.3 and $39.6, respectively	803.5	659.1
Accrued salaries and employee benefits	558.8	527.0
Billings in excess of costs and accrued earnings on contracts	289.1	310.8
Other current liabilities	277.8	176.5
Total current liabilities	2,001.0	1,734.9
Long-term debt	1,992.5	737.0
Deferred tax liabilities	328.3	276.5
Self-insurance reserves	129.8	132.7
Pension and post-retirement benefit obligations	300.9	276.0
Other long-term liabilities	271.0	221.1
Total liabilities	5,023.5	3,378.2
Commitments and contingencies (Note 17)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 88.9 and 87.8 shares issued, respectively; and 76.8 and 76.7 shares outstanding, respectively	0.9	0.9
Treasury stock, 12.1 and 11.1 shares at cost, respectively	(494.9)	(454.9)
Additional paid-in capital	3,003.9	2,966.8
Accumulated other comprehensive loss	(113.2)	(110.8)
Retained earnings	1,224.4	975.2
Total URS stockholders’ equity	3,621.1	3,377.2
Noncontrolling interests	141.9	107.2
Total stockholders’ equity	3,763.0	3,484.4
Total liabilities and stockholders’ equity	$8,786.5	$6,862.6

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010

Revenues	$10,972.5	$9,545.0	$9,177.1
Cost of revenues	(10,294.5)	(8,988.8)	(8,609.5)
General and administrative expenses	(83.6)	(79.5)	(71.0)
Acquisition-related expenses (Note 8)	(16.1)	(1.0)	(11.9)
Restructuring costs (Note 17)	—	(5.5)	(10.6)
Goodwill impairment (Note 9)	—	(825.8)	—
Equity in income of unconsolidated joint ventures	107.6	132.2	70.3
Operating income (loss)	685.9	(223.4)	544.4
Interest expense	(70.7)	(22.1)	(30.6)
Other income (expenses)	0.5	—	—
Income (loss) before income taxes	615.7	(245.5)	513.8
Income tax expense	(189.9)	(91.8)	(127.6)
Net income (loss) including noncontrolling interests	425.8	(337.3)	386.2
Noncontrolling interests in income of consolidated subsidiaries	(115.2)	(128.5)	(98.3)
Net income (loss) attributable to URS	$310.6	$(465.8)	$287.9

Earnings (loss) per share (Note 3):
Basic	$4.18	$(6.03)	$3.56
Diluted	$4.17	$(6.03)	$3.54
Weighted-average shares outstanding (Note 3):
Basic	74.3	77.3	81.0
Diluted	74.5	77.3	81.3

Cash dividends declared per share (Note 15)	$0.80	$—	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	$425.8	$(337.3)	$386.2
Pension and post-retirement related adjustments, net of tax	(26.6)	(62.7)	(0.7)
Foreign currency translation adjustments, net of tax	24.8	(11.2)	8.8
Loss on derivative instruments, net of tax	(0.6)	—	—
Unrealized gain on interest rate swap, net of tax	—	—	4.2
Comprehensive income (loss)	423.4	(411.2)	398.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(115.2)	(128.5)	(98.3)
Comprehensive income (loss) attributable to URS	$308.2	$(539.7)	$300.2

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

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.3	—	—	11.7	—	—	11.7	—	11.7
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(15.3)	—	—	(15.3)	—	(15.3)
Stock-based compensation	0.8	—	—	45.3	—	—	45.3	—	45.3
Excess tax benefits from stock-based compensation	—	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustments	—	—	—	—	(11.2)	—	(11.2)	—	(11.2)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(62.7)	—	(62.7)	—	(62.7)
Repurchases of common stock	(6.0)	—	(242.8)	—	—	—	(242.8)	—	(242.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(111.7)	(111.7)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	6.9	6.9
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net income (loss) including noncontrolling interests	—	—	—	—	—	(465.8)	(465.8)	128.5	(337.3)
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$975.2	$3,377.2	$107.2	$3,484.4

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$975.2	$3,377.2	$107.2	$3,484.4
Employee stock purchases and exercises of stock options	0.3	—	—	8.9	—	—	8.9	—	8.9
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.4)	—	—	(15.5)	—	—	(15.5)	—	(15.5)
Stock-based compensation	1.2	—	—	43.6	—	—	43.6	—	43.6
Excess tax benefits from stock-based compensation	—	—	—	0.1	—	—	0.1	—	0.1
Foreign currency translation adjustments	—	—	—	—	24.8	—	24.8	—	24.8
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(26.6)	—	(26.6)	—	(26.6)
Loss on derivative instruments, net of tax	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(61.4)	(61.4)	—	(61.4)
Noncontrolling interests from an acquisition	—	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(83.8)	(83.8)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	1.2	1.2
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income including noncontrolling interests	—	—	—	—	—	310.6	310.6	115.2	425.8
Balances, December 28, 2012	76.8	$0.9	$(494.9)	$3,003.9	$(113.2)	$1,224.4	$3,621.1	$141.9	$3,763.0

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$425.8	$(337.3)	$386.2
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	132.4	82.1	84.3
Amortization of intangible assets	101.2	60.6	49.2
Amortization of debt issuance costs	2.6	5.8	9.2
Foreign currency gains related to foreign currency derivatives and intercompany loans	(0.5)	—	—
Restructuring costs	—	3.3	10.6
Normal profit	(5.7)	(2.7)	1.2
Goodwill impairment	—	825.8	—
Loss on extinguishment of debt	—	2.9	—
Provision for doubtful accounts	6.6	2.8	6.7
Gain on disposal of property and equipment	(3.4)	(8.9)	—
Deferred income taxes	(16.6)	(23.3)	10.9
Stock-based compensation	43.6	45.3	44.0
Excess tax benefits from stock-based compensation	(0.1)	(0.8)	(1.2)
Equity in income of unconsolidated joint ventures	(107.6)	(132.2)	(70.3)
Dividends received from unconsolidated joint ventures	88.7	107.3	92.5
Changes in operating assets, liabilities and other, net of effects of business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(98.8)	7.8	(14.0)
Inventory	7.0	(11.9)	1.1
Other current assets	(30.4)	(7.1)	28.7
Collections from (advances to) unconsolidated joint ventures	3.4	(0.2)	(1.7)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(13.6)	(43.0)	(67.6)
Billings in excess of costs and accrued earnings on contracts	(23.2)	19.2	(30.2)
Other long-term liabilities	(10.6)	13.0	22.5
Other long-term assets	(70.6)	(102.6)	(35.7)
Total adjustments and changes	4.4	843.2	140.2
Net cash from operating activities	430.2	505.9	526.4
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(1,345.7)	(282.1)	(291.7)
Changes in cash related to consolidation and/or deconsolidation of joint ventures	—	—	20.7
Proceeds from disposal of property and equipment	25.3	14.1	8.3
Payments in settlement of foreign currency forward contract	(1,260.6)	—	—
Receipts in settlement of foreign currency forward contract	1,260.3	—	—
Investments in unconsolidated joint ventures	(4.4)	(19.6)	(6.0)
Changes in restricted cash	3.9	7.0	(16.1)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(125.4)	(67.5)	(45.2)
Maturity of short-term investments	—	—	30.2
Net cash from investing activities	(1,446.6)	(348.1)	(299.8)

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Cash flows from financing activities:
Borrowings from long-term debt	998.9	700.0	—
Payments on long-term debt	(38.0)	(632.6)	(159.6)
Borrowings from revolving line of credit	661.6	138.6	—
Payments on revolving line of credit	(583.6)	(115.7)	—
Net payments under foreign lines of credit and short-term notes	(20.5)	(16.4)	(7.6)
Net change in overdrafts	54.5	(18.0)	14.4
Payments on capital lease obligations	(14.6)	(10.9)	(7.5)
Payments of debt issuance costs	(8.8)	(3.9)	—
Excess tax benefits from stock-based compensation	0.1	0.8	1.2
Proceeds from employee stock purchases and exercises of stock options	8.9	11.7	11.3
Distributions to noncontrolling interests	(83.8)	(111.7)	(107.2)
Contributions and advances from noncontrolling interests	2.3	6.6	8.2
Dividends paid	(44.7)	—	—
Repurchases of common stock	(40.0)	(242.8)	(128.3)
Net cash from financing activities	892.3	(294.3)	(375.1)
Net change in cash and cash equivalents	(124.1)	(136.5)	(148.5)
Effect of foreign exchange rate changes on cash and cash equivalents	2.6	(1.3)	1.2
Cash and cash equivalents at beginning of period	436.0	573.8	721.1
Cash and cash equivalents at end of period	$314.5	$436.0	$573.8

Supplemental information:
Interest paid	$64.5	$15.2	$24.0
Taxes paid	$150.6	$177.3	$79.3

Supplemental schedule of non-cash investing and financing activities:
Loan Notes issued and consideration for vested shares exercisable in connection with an acquisition	$—	$—	$30.9
Equipment acquired with capital lease obligations and equipment note obligations	$27.9	$14.2	$12.9
Purchase price adjustment and contingent consideration payable under acquisitions	$—	$7.9	$—
Cash dividends declared but not paid	$16.7	$—	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  Headquartered in San Francisco, we have more than 54,000 employees in a global network of offices and contract-specific job sites in more than 50 countries as of January 25, 2013.  We operate through four reporting segments:  the Infrastructure & Environment Division, the Federal Services Division, the Energy & Construction Division and the Oil & Gas Division.

Our fiscal year is the 52/53-week period ending on the Friday closest to December 31.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position, results of operations and cash flows of URS Corporation and our majority-owned subsidiaries and joint ventures that are required to be consolidated.

We completed the acquisitions of Flint Energy Services Ltd. (“Flint”), Apptis Holdings, Inc. (“Apptis”), and Scott Wilson Group plc. (“Scott Wilson”) on May 14, 2012, June 1, 2011, and September 10, 2010, respectively.  The operations of Flint became our Oil & Gas Division.  The operating results of Flint, Apptis, and Scott Wilson from their acquisition dates through December 28, 2012 were included in our consolidated financial statements under the Oil & Gas, Federal Services, and Infrastructure & Environment Divisions, respectively.

Investments in unconsolidated joint ventures are accounted for using the equity method and are included as investments in and advances to unconsolidated joint ventures on our Consolidated Balance Sheets.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On an ongoing basis, we review our estimates based on information that is currently available.  Changes in facts and circumstances may cause us to revise our estimates.

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

As required by the accounting standard, we perform a quarterly re-assessment to determine whether we are the primary beneficiary.  This evaluation may result in consolidation of a previously unconsolidated joint venture or in deconsolidation of a previously consolidated joint venture.  See Note 6, “Joint Ventures,” for further information on our VIEs.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Time-and-Materials Contracts.  Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project.  In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract.  The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenues under these contracts are generally recognized under the percentage-of-completion method.  However, time-and-materials contracts that are service-related contracts are accounted for utilizing the proportional performance method.  Revenues on contracts that are not subject to maximum contract values are recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects.  Our time-and-materials contracts also generally include annual billing rate adjustment provisions.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) in the accompanying Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.

Accounts receivable and costs and accrued earnings in excess of billings on contracts include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to either price or scope) and claims, (change orders that are unapproved as to both price and scope) that have not been collected and, in the case of balances included in costs and accrued earnings in excess of billings on contracts, may not be billable until an agreement or, in the case of claims, a settlement is reached.  Most of those balances are not material and are typically resolved in the ordinary course of business.

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

We record provisions for estimated losses on uncompleted contracts in the period in which such losses become probable.  The cumulative effects of revisions to contract revenues and estimated completion costs are recorded in the accounting period in which the amounts become probable and can be reasonably estimated.  These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. or other government contracts and contract closeout settlements.

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

Classification of Current Assets and Liabilities

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  For contracts with terms that exceed one year, retentions are generally billed beyond a year from the service date.  Our Unbilled Accounts Receivable include amounts related to milestone payment clauses, which may provide for payments to be received beyond a year from the date the Unbilled Accounts Receivable are recognized.  Unbilled Accounts Receivable related to performance-based incentives that we do not expect to bill within twelve months of the balance sheet date are included in “Other long-term assets.”  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

Subcontractor payables, subcontractor retentions, and billings in excess of costs and accrued earnings on contracts each contain amounts that, depending on contract performance, resolution of U.S. government contract audits, negotiations, change orders, claims or changes in facts and circumstances, may not require payment within one year.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At December 28, 2012 and December 30, 2011, restricted cash balances were $17.1 million and $21.0 million, respectively.  These amounts were included in “Other current assets” on our Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 6, “Joint Ventures.”

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Our long-term debt includes both floating-rate and fixed rate instruments.  See Note 11, “Fair Value of Debt Instruments and Derivative Instruments,” for additional disclosure.

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

Inventory

Inventory is stated at cost (first-in, first-out or average cost), but not in excess of net realizable value.  Net realizable value represents the estimated selling price for inventory less the estimated costs of completion and the estimated costs associated with the sale.  The cost of inventory includes expenditures incurred in acquiring the inventory, production or conversion costs, and other costs incurred in bringing the inventory items to their existing location and condition.  For fabricated inventory and work in progress, cost includes overhead allocated based on normal operating capacity.  A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.  See Note 5, “Inventory,” for additional disclosure.

Property and Equipment

Property and equipment are stated at cost.  In the year assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any gain or loss on disposal is reflected in the Consolidated Statement of Operations.  Depreciation is provided on the straight-line and the declining methods using estimated useful lives less residual value.  Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.  We capitalize our repairs- and maintenance-related costs that extend the estimated useful lives of property and equipment; otherwise, repairs- and maintenance-related costs are expensed.  Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying value to the fair value, which is measured using the prices in active markets for similar assets, and recognize the difference as an impairment loss.  See Note 7, “Property and Equipment,” for additional disclosure.

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

Goodwill and Intangible Assets

We amortize our intangible assets based on the period over which the contractual or economic benefits of the intangible assets are expected to be realized.  We assess our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable.  Examples of such events are i) significant adverse changes in its market value, useful life, physical condition, or in the business climate that could affect its value; ii) a current-period operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; or iii) a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

Goodwill impairment reviews involve a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value using discounted cash flow analyses, referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated cash flows and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions.  To arrive at our cash flow projections, we consider estimates of economic and market activity over a projection period of ten years, management’s expectations of growth rates in revenues, costs, estimates of future expected changes in operating margins and capital expenditures.  Other significant estimates and assumptions include long-term growth rates and changes in future working capital requirements.

We also consider indications obtained from the market approach.  We applied market multiples derived from stock market prices of companies that are engaged in the same or similar lines of business as our reporting units and that are actively traded on a free and open market, or applied market multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business as our reporting units, to the corresponding measure of financial performance for our reporting units produces estimates of value at the noncontrolling marketable level.

In reaching our final estimate of value, we considered the fair values derived from using both the income and market approaches.  We gave primary weight to the income approach because it was deemed to be the most applicable.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

When performing our impairment analysis, we also reconcile the sum of the fair values of our reporting units with our market capitalization to determine if the sum reasonably reconciles with the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the sum of the fair values of our reporting units, we review and adjust the assumptions employed in our analysis, and examine if the implied control premium is reasonable in light of current market conditions.

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

See Note 9, “Goodwill and Intangible Assets,” for more disclosure about our test for goodwill impairment.

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

Foreign Currency Translation

We determine the functional currency of our international operating entities based upon the currency of the primary environment in which they operate.  Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date.  Translation of revenue and expenses to U.S. dollars is based on the average rate during the period.  Foreign currency differences arising from transactions denominated in currencies other than the functional currency, such as selling services or purchasing materials, results in transaction gains or losses, and are generally included in results of operations.

Foreign currency differences arising from the translation of intercompany loans from a foreign currency into the functional currency of an entity, which are of a long-term investment nature (that is, settlement is not planned or anticipated in the foreseeable future) are recorded in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets.  Foreign currency differences arising from the translation of other intercompany loans are recorded in “Other income (expense)” on our Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes

We use the asset and liability approach for financial accounting and reporting for income taxes.  We file income, franchise, gross receipts and similar tax returns in many jurisdictions.  Our tax returns are subject to audit by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.  We estimate and provide for additional income taxes that may be assessed by the various taxing authorities.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.  See Note 13, “Income Taxes,” for additional disclosure.

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

Pension Plans and Post-retirement Benefits

We account for our defined benefit pension plans and post-retirement benefits using actuarial valuations that are based on assumptions, including discount rates, long-term rates of return on plan assets, and rates of change in participant compensation levels.  We evaluate the funded status of each of our defined benefit pension plans and post-retirement benefit plans using these assumptions, consider applicable regulatory requirements, tax deductibility, reporting considerations and other relevant factors, and thereby, determine the appropriate funding level for each period.  The discount rate used to calculate the present value of the pension and post-retirement benefit obligations is assessed at least annually.  The discount rate represents the rate inherent in the price at which the plans’ obligations are intended to be settled at the measurement date.  See Note 14, “Employee Retirement and Post-Retirement Benefit Plans,” for additional disclosure.

Noncontrolling interests

Noncontrolling interests represent the equity investments of the minority owners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

Business Combinations

We account for business combinations under the purchase accounting method.  The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition.  The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available.  Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill.  The transaction costs associated with business combinations are expensed as they are incurred.  See Note 8, “Acquisitions,” for more information.

Reclassifications

We made reclassifications to the prior year’s financial statements to conform them to the current period’s presentation.  These reclassifications have no effect on our consolidated net assets or net cash flows.  In particular, we reclassified from “Costs and accrued earnings in excess of billings on contracts” to “Other long-term assets” those unbilled receivables related to performance-based incentives that we do not expect to bill within twelve months of the balance sheet date.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An accounting standard update related to goodwill impairment testing was issued.  The update provides companies with the option to proceed directly to the first step of the two-step goodwill impairment test or perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount, referred to as “step zero.”  If an entity determines it is more likely than not that the fair value of the reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary.  The standard became effective for us beginning with our first interim period of fiscal year 2012.  The adoption of the standard did not have a material impact on our consolidated financial statements.

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

An amendment to the remaining portion of this standard was recently issued.  It requires public entities to provide information about amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income and, in some cases, cross-references to related footnote disclosures.  This portion of the standard is effective for us beginning our first interim period in fiscal year 2013.  We currently do not expect that the adoption of this portion of the standard will have a material impact on our consolidated financial statements.

An accounting standard update regarding fair value measurement was issued to conform the definition of fair value and common requirements for measurement of and disclosure about fair value under U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards.  The standard also clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable Level 3 inputs.  The standard update was effective for us beginning with our first interim period of fiscal year 2012.  The adoption of this standard did not have a material impact on our consolidated financial statements.

An accounting standard update was issued related to new disclosures on offsetting assets and liabilities of financial and derivative instruments.  The amendments require the disclosure of gross asset and liability amounts, amounts offset on the balance sheet and amounts subject to the offsetting requirements, but not offset on the balance sheet.  This standard does not amend the existing guidance on when it is appropriate to offset.  An amendment to this standard was subsequently issued to clarify the intended scope of the disclosures.  It applies to derivatives, repurchase agreements, and securities lending transactions that are either offset in accordance with Topic 815, Derivatives and Hedging or subject to an enforceable master netting arrangement or similar agreement.  The amended standard update is effective for us beginning with our first interim period in fiscal year 2013.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010

Weighted-average common stock shares outstanding (1)	74.3	77.3	81.0
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares (2)	0.2	—	0.3
Weighted-average common stock outstanding – Diluted	74.5	77.3	81.3

(1)	Weighted-average shares of common stock outstanding is net of treasury stock.

(2)	No dilution was applied to our basic weighted-average shares outstanding for the year ended December 30, 2011 due to a goodwill impairment charge that resulted in a net loss for the year.

	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Anti-dilutive equity awards not included above	1.1	1.0	0.9

NOTE 4.  ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

The following table summarizes the components of our accounts receivable and Unbilled Accounts Receivable with the U.S. federal government and with other customers as of December 28, 2012 and December 30, 2011:

	December 28,	December 30,
(In millions)	2012	2011
Accounts receivable:
U.S. federal government	$376.2	$391.2
Others	1,178.6	723.5
Total accounts receivable	$1,554.8	$1,114.7
Unbilled Accounts Receivable:
U.S. federal government	$892.7	$758.8
Others	756.5	558.2
Total	1,649.2	1,317.0
Less: Amounts included in Other long-term assets	(264.9)	(185.0)
Unbilled Accounts Receivable	$1,384.3	$1,132.0

As of December 28, 2012 and December 30, 2011, $264.9 million and $185.0 million, respectively, of Unbilled Accounts Receivable are not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”

As of December 28, 2012 and December 30, 2011, we had financing receivables with contractual terms in excess of one year of $121.4 million and $78.1 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5.  INVENTORY

The table below presents the components of inventory:

	December 28,	December 30,
(In millions)	2012	2011
Raw materials	$14.2	$2.7
Work in progress	9.8	16.8
Finished goods	24.9	—
Supplies	12.6	—
Total	$61.5	$19.5

NOTE 6.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms;

•	Management and operation services, including commercial operations, decontamination, decommissioning, and waste management of a nuclear facility in the United Kingdom (“U.K.”); and

•	Operations, maintenance, asset management services to the Canadian energy sector.

In accordance with the current consolidation standard, we analyzed all of our joint ventures and classified them into two groups:

•	Joint ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and

•	Joint ventures that do not need to be consolidated because they are either not VIEs and we do not hold a majority voting interest, or because they are VIEs of which we are not the primary beneficiary.

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the year ended December 28, 2012.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	December 28,	December 30,
(In millions)	2012	2011
Cash and cash equivalents	$80.1	$91.4
Net accounts receivable	282.2	246.8
Other current assets	2.9	1.5
Noncurrent assets	143.3	103.4
Total assets	$508.5	$443.1

Accounts and subcontractors payable	$185.0	$151.9
Billings in excess of costs and accrued earnings on contracts	8.7	35.2
Accrued expenses and other	40.0	30.6
Noncurrent liabilities	22.7	15.2
Total liabilities	256.4	232.9

Total URS equity	110.2	103.0
Noncontrolling interests	141.9	107.2
Total owners’ equity	252.1	210.2
Total liabilities and owners’ equity	$508.5	$443.1

Total revenues of the consolidated joint ventures were $1.6 billion, $1.7 billion, and $1.7 billion for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

(In millions)	Unconsolidated VIEs
December 28, 2012
Current assets	$594.1
Noncurrent assets	$23.8
Current liabilities	$372.5
Noncurrent liabilities	$7.8

December 30, 2011
Current assets	$457.6
Noncurrent assets	$8.8
Current liabilities	$288.1
Noncurrent liabilities	$0.1

For the year ended December 28, 2012 (1)
Revenues	$1,662.2
Cost of revenues	$(1,440.6)
Income from continuing operations before tax	$221.6
Net income	$206.0

For the year ended December 30, 2011 (1, 2)
Revenues	$1,498.0
Cost of revenues	$(1,201.5)
Income from continuing operations before tax	$296.5
Net income	$274.7

For the year ended December 31, 2010 (1, 2)
Revenues	$1,409.7
Cost of revenues	$(1,225.2)
Income from continuing operations before tax	$184.5
Net income	$169.6

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

For the years ended December 28, 2012, December 30, 2011, and December 31, 2010, we received $88.7 million, $107.3 million, and $92.5 million, respectively, of distributions from unconsolidated joint ventures.

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

NOTE 7.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	December 28,	December 30,
(In millions)	2012	2011
Construction and mining equipment	$266.4	$95.3
Computer software	219.5	186.3
Computer hardware	198.2	186.8
Vehicles and automotive equipment	172.2	7.7
Leasehold improvements	130.1	109.0
Land and buildings	114.1	9.2
Furniture and fixtures	97.7	91.5
Other equipment	72.4	70.8
Construction in progress	15.6	0.2
	1,286.2	756.8
Accumulated depreciation and amortization	(598.7)	(487.4)
Property and equipment at cost, net (1)	$687.5	$269.4

(1)
The unamortized computer software costs were $71.1 million and $60.8 million, respectively, as of December 28, 2012 and December 30, 2011.  The increase in property and equipment from December 30, 2011 to December 28, 2012 was due primarily to the assets acquired as part of the Flint acquisition on May 14, 2012.

Property and equipment was depreciated by using the following estimated useful lives:

Estimated Useful Lives
Computer software and hardware and other equipment	3 – 10 years
Vehicles and automotive equipment	3 – 12 years
Construction and mining equipment	3 – 15 years
Furniture and fixtures	3 – 10 years
Leasehold improvements (1)	1 – 20 years
Buildings	10 – 45 years

(1)	Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.  ACQUISITIONS

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

Preliminary allocation of purchase price:

(In millions)
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4
Trade and other receivables	544
Inventory	61
Other current assets	32
Investments in and advances to unconsolidated joint ventures	147
Property and equipment	420
Other long-term assets	10
Identifiable intangible assets:
Customer relationships, contracts and backlog	159
Trade names	94
Other	13
Total amount allocated to identifiable intangible assets	266
Current liabilities	(244)
Net deferred tax liabilities	(77)
Long-term debt	(236)
Other long-term liabilities	(31)
Total identifiable net assets acquired	896
Goodwill	456
Total purchase price	$1,352

Intangible assets.  Intangible assets include customer relationships, contracts and backlog, trade name and other intangible assets associated with the Flint acquisition.  For the year ended December 28, 2012, we recorded $34.1 million of amortization of intangible assets.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Customer relationships represent existing contracts and the underlying customer relationships and backlog.  Customer relationships have estimated useful lives ranging from one to 13 years and are amortized based on the period over which the economic benefits of the intangible assets are expected to be realized.

Trade names represent the fair values of the acquired trade names and trademarks.  The estimated useful lives of the trade names are 40 years.  Other intangible assets represent the fair values of the existing non-compete agreements, supply contract agreement, and patents, which have estimated useful lives ranging from one to 13 years.  We amortize the fair values of these intangible assets based on the period over which the economic benefits of the intangible assets are expected to be realized.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.  The factors that contributed to the recognition of goodwill from the acquisition of Flint include acquiring a workforce with capabilities in the Oil & Gas market and cost savings opportunities.  This acquisition generated $456 million of goodwill, which is included in our Oil & Gas Division.  None of the total acquired goodwill is expected to be tax deductible.

Investments in and advances to unconsolidated joint ventures.  As a result of the Flint acquisition, we hold a 50% voting and economic interest in a joint venture which provides operations, maintenance, asset management and project management services to the Canadian energy sector.  The fair value of our investment in this joint venture at the acquisition date was higher than the underlying equity interest.  This difference of $128.5 million includes $38.0 million representing intangible assets, and the remaining amount representing goodwill.  The intangible assets are being amortized, as a reduction to earnings against the equity in income of this unconsolidated joint venture, over a period ranging from three to 40 years.  For the year ended December 28, 2012, amortization of these intangible assets was $5.9 million.

Acquisition-related expenses.  In connection with the acquisition of Flint, we recognized $16.1 million for the year ended December 28, 2012 in “Acquisition-related expenses” on our Consolidated Statements of Operations.

The acquisition-related expenses consisted of investment banking, legal, tax and accounting fees, and other external costs directly related to the acquisition.

Flint’s revenues and operating income included in the Consolidated Statement of Operations for the year ended December 28, 2012 from the May 14, 2012 acquisition date to the end of the year amounted to $1.5 billion and $61.2 million, respectively.

Pro forma results.  The unaudited financial information in the table below summarizes the combined results of the operations of URS Corporation and Flint for the years ended December 28, 2012 and December 30, 2011, on a pro forma basis, as though the companies had been combined as of January 1, 2011, the beginning of the first period presented.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense, adjustments to conform to U.S. GAAP, new compensation agreements, and foreign currency gains or losses arising from internal financing arrangements.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2011 nor should it be taken as indicative of our future consolidated results of operations.

	Year Ended
(In millions, except per share data)	December 28, 2012	December 30, 2011

Revenues	$11,785.8	$11,128.7
Net income (loss) including noncontrolling interests	$409.1	$(429.8)
Net income (loss) attributable to URS	$292.9	$(558.3)
Basic EPS	$3.94	$(7.22)
Diluted EPS	$3.93	$(7.22)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table below shows the material pre-tax, nonrecurring adjustment in the pro forma financial information for the years ended December 28, 2012 and December 30, 2011:

Pre-tax, nonrecurring adjustment (In millions)	Year Ended	Year Ended
	December 28, 2012	December 30, 2011 (1)

Acquisition-related expenses	$27.7	$(27.5)

(1)
Included in the pro forma results for the year ended December 30, 2011 is a nonrecurring adjustment related to URS and Flint acquisition-related expenses.  These expenses were included in the fiscal year 2011 pro forma results as if the acquisition occurred at the beginning of that fiscal year.

Apptis Acquisition

On June 1, 2011, we acquired Apptis, for a purchase price of approximately $283 million.  Apptis provides IT services to the U.S. federal government.  The addition of Apptis expands our capabilities in the federal IT market.

For fiscal year 2011, our consolidated financial statements include the operating results of Apptis, which are included under our Federal Services Division, from the date of acquisition through December 30, 2011.  Pro forma results of Apptis have not been presented because the effect of this acquisition is not material to our consolidated financial results.

The following table presents allocations of Apptis’ identifiable assets acquired and liabilities assumed based on the estimate of its fair value as of the acquisition date:

Allocation of purchase price:

(In millions)	Apptis
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$18
Trade and other receivables	60
Other current assets	8
Property and equipment	20
Other long-term assets	10
Identifiable intangible assets:
Customer relationships, contracts and backlog	60
Trade name and other	4
Total amount allocated to identifiable intangible assets	64
Current liabilities	(76)
Net deferred tax liabilities	(5)
Long-term liabilities	(16)
Total identifiable net assets acquired	83
Goodwill	200
Total purchase price	$283

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.

The factors that contributed to the recognition of goodwill from the acquisition of Apptis include acquiring a workforce with capabilities in the federal IT market and cost savings opportunities.  This acquisition generated $200 million of goodwill, which is included in our Federal Services Division.  Of the total acquired goodwill, approximately $64 million is expected to be tax deductible.

Acquisition-related expenses.  In connection with this acquisition, we recognized $1.0 million of expenses for the year ended December 30, 2011, in “Acquisition-related expenses” on our Consolidated Statements of Operations.  These expenses included legal fees, bank fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with this acquisition.

NOTE 9.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following tables present the changes in goodwill allocated to our reportable segments and reporting units from December 31, 2010 to December 28, 2012:

(In millions)	Goodwill Balance as of December 31, 2010	Acquisitions	Goodwill Impairment	Other Adjustments (1)	Goodwill Balance as of December 30, 2011

Infrastructure & Environment Operating Segment	$754.6	$12.2	$—	$(8.7)	$758.1

Federal Services Operating Segment	854.8	202.1	(348.3)	—	708.6

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	—	(160.0)	—	405.4
Civil Construction & Mining Group	293.9	—	(81.6)	—	212.3
Industrial/Process Group	189.4	—	(71.4)	—	118.0
Power Group	735.1	—	(164.5)	—	570.6
Total Energy & Construction Operating Segement	1,783.8	—	(477.5)	—	1,306.3

Total	$3,393.2	$214.3	$(825.8)	$(8.7)	$2,773.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(In millions)	Goodwill Balance as of December 30, 2011	Acquisitions	Goodwill Impairment	Other Adjustments (1)	Goodwill Balance as of December 28, 2012

Infrastructure & Environment Operating Segment	$758.1	$—	$—	$14.8	$772.9

Federal Services Operating Segment	708.6	—	—	1.7	710.3

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	405.4	—	—	—	405.4
Civil Construction & Mining Group	212.3	—	—	—	212.3
Industrial/Process Group	118.0	—	—	—	118.0
Power Group	570.6	—	—	—	570.6
Total Energy & Construction Operating Segement	1,306.3	—	—	—	1,306.3

Oil & Gas Operating Segment	—	456.3	—	1.3	457.6

Total	$2,773.0	$456.3	$—	$17.8	$3,247.1

(1)
For the year ended December 30, 2011, “Other Adjustments” include an adjustment for the final allocation of our purchase price of Scott Wilson of $5.3 million, an adjustment resulting from the sale of a business of $2.2 million, and an adjustment for foreign currency translation of $1.2 million.  For the year ended December 28, 2012, “Other adjustments” include an adjustment for foreign currency translation of $16.1 million, and an adjustment for the final allocation of our purchase price of Apptis of $1.7 million.

The net change in the carrying amount of goodwill for the year ended December 28, 2012 was primarily due to our acquisition of Flint.  See Note 8, “Acquisitions,” for more information regarding our acquisition of Flint.

The net change in the carrying amount of goodwill for the year ended December 30, 2011 was primarily due to the following:

•	Our acquisitions of Apptis and two small engineering companies. See Note 8, “Acquisitions,” for more information regarding our acquisition of Apptis.

•	A goodwill impairment charge of $825.8 million for the year ended December 30, 2011. See “Goodwill Impairment Review” below for a more detailed discussion.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill Impairment Review

We have identified seven reporting units.  In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment is a business, (ii) whether discrete financial information is available, (iii) whether the financial information is regularly reviewed by management of the operating segment, and (iv) how the operations are managed or how an acquired entity is integrated in the business operations.  During our fiscal year 2012, we added a new division resulting from the acquisition of Flint and concluded that the following are our reporting units:

•	The Infrastructure & Environment Operating Segment (the “IE reporting unit”)

•	The Federal Services Operating Segment

•	Within the Energy & Construction Operating Segment:

o	Global Management and Operations Services Group

o	Civil Construction and Mining Group

o	Industrial/Process Group

o	Power Group

•	The Oil & Gas Operating Segment

The fair value measurements were calculated using unobservable inputs to our discounted cash flows, which are classified as Level 3 within the fair value hierarchy.  To arrive at the cash flow projections used in the calculation of fair values for our goodwill impairment review, we use estimates of economic and market activity for the next ten years.  The key assumptions we used to estimate the fair values of our reporting units are:

•	Revenue growth rates;

•	Operating margins;

•	Capital expenditure needs;

•	Working capital requirements;

•	Discount rates; and

•	Terminal value capitalization rate (“Capitalization Rate”)

Of the key assumptions, the discount rates and the Capitalization Rate are market-driven.  These rates are derived from the use of market data and employment of the weighted-average cost of capital.  The company-dependent key assumptions are the revenue growth rates and the projected operating margins and are subject to much greater influence from our actions.  The company-dependent key assumptions reflect the influence of other potential assumptions, since the assumptions we identified that affect the projected operating results would ultimately affect either the revenue growth or the profitability (operating margin) of the reporting unit.  For example, any adjustment to contract volume and pricing would have a direct impact on revenue growth, and any adjustment to the reporting unit’s cost structure or operating leverage would have a direct impact on the profitability of the reporting unit.  For the purpose of the income approach, we used discount rates that are commensurate with the risk and uncertainty inherent in the respective reporting units and in our internally-developed forecasts.  Actual results may differ from those assumed in our forecasts and changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

When performing our impairment analysis, we also reconcile the sum of the fair values of our reporting units with our market capitalization to determine if the sum reasonably reconciles with the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the sum of the fair values of our reporting units, we review and adjust the assumptions employed in our analysis, and examine if the implied control premium is reasonable in light of current market conditions.

Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates.  We also make assumptions about future market conditions, market prices, interest rates, and changes in business strategies.  Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment.  Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, including federal government sequestration, or a decline in the demand of our services due to changing economic conditions.  Given the contractual nature of our business, if we are unable to win or renew contracts; unable to estimate and control our contract costs; fail to adequately perform to our clients’ expectations; fail to procure third-party subcontractors, heavy equipment and materials; or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

Goodwill was allocated to the reporting units based upon the respective fair values of the reporting units at the time of the various acquisitions that gave rise to the recognition of goodwill.

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews if triggering events occur.  Our 2012 annual review, performed as of October 26, 2012, did not indicate any further adjustment to our goodwill.  No events or changes in circumstances have occurred that would indicate any additional impairment adjustment of goodwill since our annual testing date.  We continue to monitor the recoverability of our goodwill.

During fiscal year 2011, our market capitalization was reduced due to the stock market volatility and declines in our stock price.  For the year ended December 30, 2011, we recorded goodwill impairment charges in five of our reporting units totaling $825.8 million ($732.2 million after tax).  There was no goodwill impairment for any of our reporting units during the years ended December 28, 2012 and December 31, 2010.  These non-cash charges reduced goodwill recorded in connection with previous acquisitions and did not impact our overall business operations.

Declines in our stock price or in the values of other market participants in the construction and engineering industry, continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results, declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment, and the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units could result in future impairment charges to our reporting units.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our annual impairment test indicated that the fair values of the reporting units exceeded their carrying values, thereby resulting in no indication of impairment.  All of our reporting units had fair values in excess of carrying values by more than 10% as follows:

(in millions)	Goodwill Balance as of December 28, 2012	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value

Infrastructure & Environment Operating Segment	$772.9	$1,512.0	$1,341.5	12.7%

Federal Services Operating Segment	710.3	1,218.0	1,017.0	19.8%

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	405.4	834.0	677.0	23.2%
Civil Construction & Mining Group	212.3	356.0	267.9	32.9%
Industrial/Process Group	118.0	263.0	157.8	66.7%
Power Group	570.6	789.0	633.3	24.6%
Total Energy & Construction Operating Segment	1,306.3	2,242.0	1,736.0	29.1%

Oil & Gas Operating Segment	457.6	1,712.0	1,502.8	13.9%

Total	$3,247.1	$6,684.0	$5,597.3	19.4%

Intangible Assets

Intangible assets are comprised of customer relationships, contracts, backlog, trade name, favorable leases and other.  As of December 28, 2012 and December 30, 2011, the cost and accumulated amortization of our intangible assets were as follows:

(In millions)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total

Balance as of December 31, 2010	$487.3	$24.9	$1.9	$514.1
Acquisitions	62.9	2.5	4.7	70.1
Amortization expense	(56.8)	(1.6)	(2.2)	(60.6)
Other additions and foreign currency translation	(2.3)	(0.2)	0.9	(1.6)
Balance as of December 30, 2011	491.1	25.6	5.3	522.0
Acquisitions	163.0	93.5	9.8	266.3
Amortization expense	(93.9)	(4.8)	(2.5)	(101.2)
Other additions and foreign currency translation	3.3	1.7	0.1	5.1
Balance as of December 28, 2012	$563.5	$116.0	$12.7	$692.2

Estimated useful lives	1 - 16 years	1 - 40 years (1)	1 - 13 years

(1)
During the fourth quarter of 2011, we revised the estimated useful life of the Scott Wilson trade name from 25 years to 12 years because we decided to reduce the use of the trade name.  The estimated useful life of the Flint trade name in the U.S. and Canada is 40 years.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our amortization expense related to intangible assets was $101.2 million, $60.6 million, and $49.2 million, respectively, for the years ended December 28, 2012, December 30, 2011, and December 31, 2010.

The following table presents the estimated future amortization expense of intangible assets:

(In millions)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total

2013	$101.3	$5.6	$1.8	$108.7
2014	89.2	4.6	1.5	95.3
2015	78.1	4.2	1.1	83.4
2016	72.7	4.3	1.1	78.1
2017	67.3	4.3	0.5	72.1
Thereafter	154.9	93.0	6.7	254.6
	$563.5	$116.0	$12.7	$692.2

NOTE 10.  INDEBTEDNESS

Indebtedness consisted of the following:

	December 28,	December 30,
(In millions)	2012	2011
Term loan, net of debt issuance costs	$666.3	$695.1
3.85% Senior Notes (net of discount)	399.5	—
5.00% Senior Notes (net of discount)	599.5	—
7.50% Canadian Notes (including premium)	203.8	—
Revolving line of credit	100.5	23.0
Other indebtedness	94.7	80.4
Total indebtedness	2,064.3	798.5
Less:
Current portion of long-term debt	71.8	61.5
Long-term debt	$1,992.5	$737.0

2011 Credit Facility

As of December 28, 2012 and December 30, 2011, the outstanding balances of the term loan under our senior credit facility (“2011 Credit Facility”) were $670.0 million and $700.0 million, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is comprised of LIBOR plus 150 basis points.  As of December 28, 2012 and December 30, 2011, the interest rates applicable to the term loan were 1.71% and 1.80%, respectively.

Our 2011 Credit Facility will mature on October 19, 2016 and our first quarterly principal payment was due on December 28, 2012.  We have an option to prepay the term loans at any time without penalty.

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

We may use any future borrowings from our 2011 Credit Facility along with operating cash flows for general corporate purposes, including funding working capital, making capital expenditures, funding acquisitions, dividends and repurchasing our common stock.

We were in compliance with the covenants of our 2011 Credit Facility as of December 28, 2012.

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  As of December 28, 2012, the outstanding balance of the Senior Notes was $999.0 million, net of $1.0 million of discount.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the sale of the Senior Notes, we entered into a registration rights agreement under which we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  We also agreed to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC and complete the exchange offer no later than March 15, 2013.  We do not expect to complete our exchange offer until after March 15, 2013.  After that date, we will be required to pay additional interest up to a maximum of 50 basis points to the holders of the Senior Notes until the exchange offer is completed.

On May 14, 2012, we guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$175.0 million).  The Canadian Notes mature on June 15, 2019 and bear interest at 7.5% per year, payable in equal installments semi-annually in arrears on June 15 and December 15 of each year.  As of December 28, 2012, the outstanding balance of the Canadian Notes was $203.8 million, including $28.0 million of premium.

The Canadian Notes are Flint’s direct senior unsecured obligations and rank pari passu, subject to statutory preferred exceptions, with URS’ guarantee of that debt.  Prior to June 15, 2014, we may redeem up to 35.0% of the principal amount of the outstanding Canadian Notes with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 107.5% of the principal amount of the Canadian Notes, provided that at least 65.0% of the aggregate principal amount of the Canadian Notes remain outstanding.  We may also redeem the Canadian Notes prior to June 15, 2015 at a redemption price equal to 100.0% of the principal amount of the Canadian Notes plus an applicable premium.  We may also redeem the Canadian Notes on or after June 15, 2015 at a redemption price equal to 103.8% of the principal amount if redeemed in the twelve-month period beginning June 15, 2015; at a redemption price equal to 101.9% of the principal amount if redeemed in the twelve-month period beginning June 15, 2016 and at a redemption price equal to 100.0% of the principal amount if redeemed in the period beginning June 15, 2017 before maturity.

Upon the occurrence of a change in control, Canadian Notes holders have a right to require that their Notes be redeemed at a cash price equal to 101.0% of the principal amount of the Canadian Notes.  Our acquisition of Flint constituted a change in control under the Canadian Note indenture and, as a result, the holders of the Canadian Notes had the right to require that their Notes be redeemed.  The Canadian Notes also contain covenants limiting us and some of our subsidiaries’ ability to create liens and restricts them from amalgamating, consolidating or merging with or into or winding up or dissolving into another person or selling, leasing, transferring, conveying or otherwise disposing of or assigning all or substantially all of their assets.  The Canadian Notes also contain covenants, which are suspended as long as the Canadian Notes have investment grade ratings, that would restrict us and some of our subsidiaries from making restricted payments, incurring indebtedness, selling assets and entering into transactions with affiliates.  As of December 28, 2012, the Canadian Notes carried investment grade ratings.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of December 28, 2012.

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

We had outstanding debt balances of $100.5 million and $23.0 million on our revolving line of credit as of December 28, 2012 and December 30, 2011, respectively.  As of December 28, 2012, we had issued $132.0 million of letters of credit, leaving $767.5 million available under our revolving credit facility.

Our revolving line of credit information was summarized as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In millions, except percentages)	2012	2011	2010
Effective average interest rates paid on the revolving line of credit	1.9%	1.3%	3.0%
Average daily revolving line of credit balances	$139.5	$25.9	$0.3
Maximum amounts outstanding at any point during the year	$420.0	$104.6	$12.1

Other Indebtedness

Notes payable, five year loan notes, and foreign credit lines.  As of December 28, 2012 and December 30, 2011, we had outstanding amounts of $35.5 million and $53.1 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 4.68% and 4.04% as of December 28, 2012 and December 30, 2011, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of December 28, 2012 and December 30, 2011, we maintained several credit lines with aggregate borrowing capacity of $50.8 million and $33.7 million, respectively, and had remaining borrowing capacity of $47.7 million and $23.2 million, respectively.

Capital Leases.  As of December 28, 2012 and December 30, 2011, we had obligations under our capital leases of approximately $59.2 million and $27.3 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Maturities

As of December 28, 2012, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter were as follows:

(In millions)
Less than one year	$43.4
Second year	60.1
Third year	71.8
Fourth year	626.8
Fifth year	399.8
Thereafter	803.2
Total	$2,005.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 28, 2012, the amounts of capital leases that mature in the next five years and thereafter were as follows:

(In millions)	Capital Leases
Less than one year	$29.9
Second year	11.7
Third year	9.6
Fourth year	7.6
Fifth year	3.5
Total minimum lease payments	62.3
Less: amounts representing interest	3.1
Present value of net minimum lease payments	$59.2

NOTE 11.  FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of December 28, 2012 and December 30, 2011, the estimated fair market values of the term loan under our 2011 Credit Facility were approximately $667.3 million and $697.4 million, respectively.  The carrying value of this term loan on our Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011 was $670.0 million and $700.0 million, respectively, excluding unamortized issuance costs.  The fair value of our term loan was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.

Senior Notes and Canadian Notes

As of December 28, 2012, the estimated fair market value of the Senior Notes and Canadian Notes was approximately $1.2 billion and the carrying value of these notes on our Consolidated Balance Sheets was $1.2 billion, excluding unamortized discount.  The fair value of the Senior Notes and Canadian Notes was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of the notes.

Derivative Instruments

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instruments is based on mark-to-market model measurements that are interpolated from observable market data, including spot and forward rates, as of December 28, 2012 and for the duration of each derivative’s terms.  As of December 28, 2012, there were no derivative instruments outstanding.

Foreign Currency Exchange Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we may purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.

During March and April 2012, we entered into various foreign currency forward contracts with an aggregate notional amount of C$1.25 billion (equivalent to US$1.25 billion as of March 30, 2012) with maturity windows ranging from March 7, 2012 to May 31, 2012.  The primary objective of the contracts was to manage our exposure to foreign currency transaction risk related to the funding of our acquisition of Flint in Canadian dollars.  These contracts settled during the second quarter of 2012.

For the year ended December 28, 2012, we recorded a net loss of $0.3 million on our foreign currency forward contracts in “General and administrative expenses” on our Consolidated Statements of Operations.  We also recorded foreign currency translation gains of $0.8 million on intercompany loans for the year ended December 28, 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12.  BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	December 28,	December 30,
(In millions)	2012	2011
Billings in excess of costs and accrued earnings on contracts	$211.7	$216.4
Project-related legal liabilities and other project-related reserves	55.2	38.0
Advance payments negotiated as a contract condition	9.8	24.6
Normal profit liabilities	4.8	12.7
Estimated losses on uncompleted contracts	7.6	19.1
Total	$289.1	$310.8

NOTE 13.  INCOME TAXES

The components of income tax expense were as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Current:
Federal	$152.3	$78.3	$85.9
State and local	35.9	17.6	19.0
Foreign	18.3	19.2	11.8
Subtotal	206.5	115.1	116.7

Deferred:
Federal	(10.5)	(19.0)	8.5
State and local	1.0	(0.8)	3.9
Foreign	(7.1)	(3.5)	(1.5)
Subtotal	(16.6)	(23.3)	10.9
Total income tax expense	$189.9	$91.8	$127.6

The income before income taxes, by geographic area, was as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Income (loss) before income taxes and noncontrolling interests:
United States	$534.9	$(316.2)	$430.9
International	80.8	70.7	82.9
Total income (loss) before income taxes and noncontrolling interests	$615.7	$(245.5)	$513.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 28, 2012, our federal net operating loss (“NOL”) carryovers were approximately $15.9 million.  These federal NOL carryovers expire in years 2021 through 2025.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $297.0 million.  These state NOL carryovers expire in years 2013 through 2031.  There are also foreign NOL carryovers in various jurisdictions of approximately $544.4 million.  The majority of the foreign NOL carryovers have no expiration date.  At December 28, 2012, the federal, state and foreign NOL carryovers resulted in a deferred tax asset of $132.2 million with a valuation allowance of $106.0 million established against this deferred tax asset.  None of the remaining net deferred tax assets related to NOL carryovers is individually material and management believes that it is more likely than not they will be realized.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

As of December 28, 2012 and December 30, 2011, we have remaining tax-deductible goodwill of $223.2 million and $316.5 million, respectively, resulting from acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 14 years.  The tax deduction for goodwill for 2013 is expected to be approximately $85.5 million and is expected to be substantially lower beginning in 2015.

The significant components of our deferred tax assets and liabilities were as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Current:
Receivable allowances	$6.7	$4.5	$6.1
Net operating losses	1.6	1.2	3.9
Estimated loss accruals	43.6	39.8	38.7
State income taxes	0.1	2.9	3.2
Payroll-related accruals	89.8	85.0	74.4
Self-insurance reserves	8.8	6.8	4.9
Unearned revenue	3.1	(2.0)	0.1
Deferred compensation and post-retirement benefit accruals	3.2	3.1	3.7
Other	4.2	2.0	1.4
Gross current deferred tax assets	161.1	143.3	136.4
Valuation allowance	(10.5)	(8.1)	(7.4)
Current deferred tax assets	150.6	135.2	129.0
Revenue on retained accounts receivable	(17.0)	(7.0)	(5.4)
Timing of income from partnerships and limited liability companies	(25.6)	(13.8)	8.2
Costs and accrued earnings in excess of billings on contracts	(35.1)	(40.7)	(37.4)
Prepaid expenses	(5.3)	(10.7)	(11.1)
Current deferred tax liabilities	(83.0)	(72.2)	(45.7)
Net current deferred tax assets	$67.6	$63.0	$83.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Non-Current:
Deferred compensation and post-retirement benefit accruals	$144.6	$111.9	$104.0
Self-insurance reserves	29.4	33.5	35.0
Property, plant and equipment	2.0	9.2	3.3
Foreign tax credits	7.1	7.1	7.1
Income tax credits	8.0	3.4	3.2
Rental accruals	21.6	16.3	9.2
Net operating losses	130.6	107.2	108.0
Other reserves	18.8	14.7	25.3
Gross non-current deferred tax assets	362.1	303.3	295.1
Valuation allowance	(127.1)	(115.9)	(96.7)
Net non-current deferred tax assets	235.0	187.4	198.4
Goodwill and other intangibles	(348.1)	(273.0)	(343.6)
Foreign subsidiary outside basis difference	(2.0)	(0.7)	(0.3)
Domestic subsidiary outside basis difference	(144.8)	(144.8)	(145.5)
Market value adjustment on acquired assets	(4.4)	(4.4)	(4.4)
Property, plant and equipment	(64.0)	(41.0)	(31.5)
Non-current deferred tax liabilities	(563.3)	(463.9)	(525.3)
Net non-current deferred tax liabilities	$(328.3)	$(276.5)	$(326.9)

We have indefinitely reinvested $499.1 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of December 28, 2012.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize these earnings in our foreign operations.  The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.  Some of our foreign earnings are indefinitely reinvested between other foreign countries.

The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

	Year Ended
	December 28, 2012		December 30, 2011		December 31, 2010
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income (loss) before taxes	$215.5	35.0%	$(85.9)	35.0%	$179.8	35.0%
State taxes, net of federal benefit	26.3	4.3%	11.2	(4.6%)	17.9	3.5%
Change in indefinite reinvestment assertion	—	—	—	—	(57.2)	(11.1%)
Adjustments to valuation allowances	4.0	0.6%	19.6	(8.0%)	14.6	2.8%
Adjustments related to changing foreign tax credits to deductions	—	—	—	—	12.6	2.5%
Foreign income taxed at rates other than 35%	(26.0)	(4.2%)	(28.2)	11.5%	(19.8)	(3.9%)
Goodwill impairment	—	—	207.1	(84.4%)	—	—
Exclusion of tax on noncontrolling interests	(29.9)	(4.9%)	(30.1)	12.3%	(23.7)	(4.6%)
Other adjustments	—	—	(1.9)	0.8%	3.4	0.6%
Total income tax expense	$189.9	30.8%	$91.8	(37.4%)	$127.6	24.8%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

As of December 28, 2012, December 30, 2011 and December 31, 2010, we had $15.4 million, $16.7 million and $21.5 million of unrecognized tax benefits, respectively.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2012 were $11.4 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Unrecognized tax benefits beginning balance	$16.7	$21.5	$25.2
Gross increase – tax positions in prior years	1.2	2.7	1.1
Gross decrease – tax positions in prior years	(1.2)	(3.6)	(1.5)
Gross increase – current period tax positions	1.2	—	1.4
Settlements	(0.2)	(0.2)	(0.2)
Lapse of statute of limitations	(2.4)	(3.7)	(5.3)
Unrecognized tax benefits acquired in current year	0.1	—	0.8
Unrecognized tax benefits ending balance	$15.4	$16.7	$21.5

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the years ended December 28, 2012, December 30, 2011 and December 31, 2010, we recognized $(1.4) million, $(1.4) million and $1.5 million, respectively, in interest and penalties.  We have accrued approximately $5.3 million, $6.7 million and $8.1 million in interest and penalties as of December 28, 2012, December 30, 2011 and December 31, 2010, respectively.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

It is reasonably possible that unrecognized tax benefits will decrease up to $2.7 million within the next twelve months as a result of the settlement of tax audits.  The timing and amounts of these audit settlements are uncertain, but we do not expect any of these settlements to have a significant impact on our financial position or results of operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 14.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Contribution Plans

We made contributions of $91.0 million, $48.1 million and $83.0 million to our defined contribution plans during the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.  Full- and part-time employees, and employees covered by collective bargaining agreements are generally able to participate in one of our defined contribution plans.  Cash contributions to these defined contribution plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan.  Effective January 1, 2011, the Washington Group International, Inc. (“WGI”) 401(k) Retirement Savings Plan (“the WGI 401(k) Plan”) and the Retirement Savings Plan for Field Operations were merged with and into the URS Corporation 401(k) Retirement Plan.  Subsequently, the account balances of some participants were transferred into the URS Corporation 401(k) Retirement Plan for Specified Contract Employees.  Under the WGI 401(k) Plan, we made bi-weekly employer contributions.  Subsequent to the merger of the WGI 401(k) Plan, we make annual contributions, which generally occur in the first quarter after the year-end.

In addition to the above, some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees.  Upon the acquisition of Flint, we began sponsoring Flint’s defined contribution plans.  We made contributions to our foreign plans in the amounts of approximately $35.9 million, $20.2 million, and $13.1 million for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.

Deferred Compensation Plans

We maintain various deferred compensation plans, including a restoration plan for some executives of the Energy & Construction Division.  The URS E&C Holdings, Inc. Voluntary Deferred Compensation Plan allows for deferral of salary and incentive compensation.  The URS E&C Holdings, Inc. Restoration Plan provides matching contributions on compensation not eligible for matching contributions under the URS Corporation, Inc. 401(k) Plan.  As of December 28, 2012 and December 30, 2011, the accrued benefit amounts for our deferred compensation plans were $23.2 million and $21.6 million, respectively, and are included in “Other long-term liabilities” on our Consolidated Balance Sheets.

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

The discount rates for our defined benefit plans were derived using an actuarial “bond model.”  The models for domestic and foreign plans assume that we purchase bonds with a credit rating of AA or better by Standard & Poor’s and Moody’s, respectively, at prices based on a current bond yield and bond quality.  The model develops the yield on this portfolio of bonds as of the measurement date.  The cash flows from the bonds selected for the portfolio generally match our expected benefit payments in future years.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our estimates of benefit obligations and assumptions used to measure those obligations for the defined benefit plans as of December 28, 2012 and December 30, 2011, were as follows:

	Domestic Plans		Foreign Plans
	December 28,	December 30,	December 28,	December 30,
(In millions, except percentages)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$383.3	$350.2	$447.9	$418.6
Service cost	7.5	6.8	0.6	0.6
Interest cost	18.9	19.0	22.6	24.4
Employee contributions	—	—	0.4	0.5
Plan amendment	—	(1.1)	—	—
Benefits paid and expenses	(16.6)	(16.0)	(14.9)	(15.5)
Exchange rate changes	—	—	20.8	(3.9)
Actuarial (gain) loss	50.3	24.4	8.5	23.2
Benefit obligation at end of year	$443.4	$383.3	$485.9	$447.9

Change in plan assets:
Fair value of plan assets at beginning of year	$236.4	$205.4	$334.3	$345.8
Actual gain (loss) on plan assets	31.4	13.6	25.6	(2.5)
Employer contributions	18.4	28.5	9.7	7.7
Employer direct benefit payments	4.6	4.9	—	—
Employee contributions	—	—	0.4	0.5
Exchange rate changes	—	—	15.7	(1.7)
Benefits paid and expenses	(16.6)	(16.0)	(14.9)	(15.5)
Fair value of plan assets at end of year	$274.2	$236.4	$370.8	$334.3

Underfunded status reconciliation:
Underfunded status	$169.2	$146.9	$115.1	$113.6
Net amount recognized	$169.2	$146.9	$115.1	$113.6

Amounts recognized in our Consolidated Balance Sheets consist of:
Accrued benefit liability included in current liabilities	$5.1	$4.9	$—	$—
Accrued benefit liability included in other long-term liabilities	164.1	142.0	115.1	113.6
Net amount recognized	$169.2	$146.9	$115.1	$113.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Domestic Plans		Foreign Plans
	December 28,	December 30,	December 28,	December 30,
(In millions, except percentages)	2012	2011	2012	2011
Amounts recognized in accumulated other comprehensive income consist of:
Prior service income	$0.6	$3.6	$—	$—
Net gain (loss)	(140.5)	(113.6)	(41.6)	(34.8)
Net amount recognized	$(139.9)	$(110.0)	$(41.6)	$(34.8)

Additional information:
Accumulated benefit obligation	$437.6	$376.3	$470.7	$435.1

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	4.02%	5.05%	4.80%	5.00%
Rate of compensation increase	4.50%	4.50%	2.80%	3.00%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net periodic pension costs and other comprehensive income included the following components for the years ended December 28, 2012, December 30, 2011, and December 31, 2010:

	Years Ended
	Domestic Plans			Foreign Plans
	December 28,	December 30,	December 31,	December 28,	December 30,	December 31,
(In millions, except percentages)	2012	2011	2010	2012	2011	2010 (1)
Net periodic pension costs:
Service cost	$7.5	$6.8	$6.1	$0.6	$0.6	$0.3
Interest cost	18.9	19.0	18.5	22.6	24.4	7.7
Expected return on plan assets	(17.7)	(16.4)	(15.9)	(22.2)	(22.9)	(7.2)
Amortization of prior service cost	(3.0)	(3.2)	(3.2)	—	—	—
Recognized actuarial loss	9.8	7.4	3.7	—	—	0.1
Total net periodic pension costs	$15.5	$13.6	$9.2	$1.0	$2.1	$0.9

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$—	$(1.1)	$—	$—	$—	$—
Net loss (gain)	36.7	27.3	22.5	5.1	48.6	(17.4)
Effect of exchange rate changes on amounts included in accumulated other comprehensive income	—	—	—	1.7	(1.9)	0.1
Amortization or curtailment recognition of prior service credit	3.0	3.2	3.2	—	—	—
Amortization or settlement recognition of net loss	(9.8)	(7.4)	(3.7)	—	—	(0.1)
Total recognized in other comprehensive loss (income)	$29.9	$22.0	$22.0	$6.8	$46.7	$(17.4)

Total recognized in net periodic pension costs and other comprehensive loss (income)	$45.4	$35.6	$31.2	$7.8	$48.8	$(16.5)

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	5.05%	5.55%	6.05%	5.00%	5.70%	5.45%
Rate of compensation increase	4.50%	4.50%	4.50%	3.00%	3.45%	3.45%
Expected long-term rate of return on plan assets	7.34%	7.44%	7.89%	7.00%	6.96%	6.67%

Measurement dates	12/30/2011	12/31/2010	1/1/2010	12/30/2011	12/31/2010	1/1/2010

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

Our weighted-average target asset allocation for the defined benefit plans is as follows:

	Current Target Asset Allocation
	Domestic Plans	Foreign Plans
Equity securities	50%	28%
Debt securities	50%	35%
Real estate	—	6%
Hedge fund	—	26%
Other	—	5%
Total	100%	100%

We expect to make cash contributions, including estimated employer-directed benefit payments, during 2013, of approximately $30.6 million to the domestic and foreign defined benefit plans.

As of December 28, 2012, the estimated portions of the net loss and the prior service credit in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $15.5 million and $0.4 million, respectively.  In addition, the estimated future benefit payments to be paid out in the next ten years under our defined benefit plans are as follows:

For the Fiscal Year:	Estimated Future Benefit Payments
(In millions)	Domestic Plans	Foreign Plans
2013	$20.1	$15.1
2014	37.0	15.4
2015	21.8	15.9
2016	22.4	16.3
2017	23.1	16.7
Next five fiscal years thereafter	123.5	90.4
Total	$247.9	$169.8

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our estimates of aggregated benefit obligations and assumptions used to measure those obligations of the post-retirement benefit plans at December 28, 2012 and December 30, 2011 were as follows:

	December 28,	December 30,
(In millions, except percentages)	2012	2011
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of year	$41.9	$40.1
Service cost	0.2	0.1
Interest cost	1.9	2.0
Employee contributions	2.0	2.3
Benefits paid and expenses	(5.8)	(7.0)
Actuarial gain	3.4	4.4
Accumulated post-retirement benefit obligation at end of year	$43.6	$41.9

Change in plan assets:
Fair value of plan assets at beginning of year	$3.2	$3.6
Actual gain (loss) on plan assets	(0.2)	(0.4)
Employer contributions	—	0.5
Employer direct benefit payments	3.9	4.2
Employee contributions	2.0	2.3
Benefits paid and expenses	(5.8)	(7.0)
Fair value of plan assets at end of year	$3.1	$3.2

Funded status reconciliation:
Underfunded status	$40.5	$38.7
Net amount recognized	$40.5	$38.7

Amounts recognized in our Consolidated Balance Sheets consist of:
Accrued post-retirement benefit liability included in current liabilities	3.3	3.2
Accrued post-retirement benefit liability included in other long-term liabilities	37.2	35.5
Net amount recognized	$40.5	$38.7

Amounts recognized in accumulated other comprehensive income consist of:
Net gain (loss)	$(7.3)	$(4.1)
Net amount recognized	$(7.3)	$(4.1)

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	3.48%	4.69%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net periodic post-retirement benefit costs and other comprehensive income included the following components for the years ended December 28, 2012, December 30, 2011, and December 31, 2010:

	Years Ended
	December 28,	December 30,	December 31,
(In millions, except percentages)	2012	2011	2010
Net periodic post-retirement benefit costs:
Service cost	$0.2	$0.1	$0.1
Interest cost	1.9	2.0	2.2
Expected return on plan assets	(0.2)	(0.2)	(0.2)
Recognized actuarial loss (gain)	0.6	(0.1)	(0.2)
Total net periodic post-retirement benefit costs	$2.5	$1.8	$1.9

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$3.8	$5.0	$0.2
Amortization or settlement recognition of net (loss) gain	(0.6)	0.1	0.2
Total recognized in other comprehensive loss	$3.2	$5.1	$0.4

Total recognized in net periodic post-retirement benefit costs and other comprehensive loss	$5.7	$6.9	$2.3

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	4.69%	5.23%	5.72%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%

Measurement dates	12/30/2011	12/31/2010	1/1/2010

	December 28,	December 30,
	2012	2011
Assumed blended health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	7.94%	7.97%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.94%	4.94%
Years that the rates reach the ultimate trend rate	2020/2024	2020/2024

Assumed health care costs trend rates have a significant effect on the health care plan.  A one percentage point change in assumed health care costs trend rates would have the following effects on net periodic cost for the year ended December 28, 2012 and the accumulated post-retirement benefit obligation as of December 28, 2012:

	1% Point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$0.1
Effect on post-retirement benefit obligation	1.9	1.7

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

We currently expect to make cash contributions, including estimated employer direct benefit payments, of approximately $3.6 million to the post-retirement benefit plans for 2013.

As of December 28, 2012, the estimated portions of the net loss and the prior service cost in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $0.5 million and zero, respectively.  Our Medicare Part D subsidy receipts were $0.4 million and $0.5 million in fiscal years 2012 and 2011, respectively.  In addition, the estimated future benefit payments to be paid out and estimated Medicare subsidy receipts in the next ten years are as follows:

For the Fiscal Year: (In millions)	Estimated Future Benefit Payments	Estimated Medicare Subsidy Receipts
2013	$3.6	$0.4
2014	3.6	0.4
2015	3.7	0.4
2016	3.6	0.3
2017	3.6	0.3
Next five fiscal years thereafter	15.8	1.1
Total	$33.9	$2.9

Fair Values of Defined Benefit Plans and Post-retirement Benefit Plan Assets

As of December 28, 2012 and December 30, 2011, the fair values of our defined benefit plan assets by the major asset categories are as follows:

	Total	Fair Value Measurement as of December 28, 2012
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 28,	Active Markets	Observable Inputs	Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$21.0	$8.0	$13.0	$—
U.S. equity funds	74.4	—	74.4	—
International equity funds	166.8	—	166.8	—
Fixed income securities	264.9	—	264.9	—
International property fund	117.9	—	117.9	—
Total	$645.0	$8.0	$637.0	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Total	Fair Value Measurement as of December 30, 2011
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 30,	Active Markets	Observable Inputs	Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5.7	$2.3	$3.4	$—
U.S. equity funds	78.8	—	78.8	—
International equity funds	162.6	—	162.6	—
Fixed income securities	223.3	—	223.3	—
International property fund	100.3	—	100.3	—
Total	$570.7	$2.3	$568.4	$—

As of December 28, 2012 and December 30, 2011, the fair values of our post-retirement benefit plan assets by the major asset categories are as follows:

	Total	Fair Value Measurement as of December 28, 2012
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 28,	Active Markets	Observable Inputs	Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)
U.S. equity funds	$0.8	$—	$0.8	$—
International equity funds	0.7	—	0.7	—
International property fund	1.6	—	1.6	—
Total	$3.1	$—	$3.1	$—

	Total	Fair Value Measurement as of December 30, 2011
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 30,	Active Markets	Observable Inputs	Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)
U.S. equity funds	$1.0	$—	$1.0	$—
International equity funds	0.6	—	0.6	—
International property fund	1.6	—	1.6	—
Total	$3.2	$—	$3.2	$—

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

Our aggregate contributions to these plans were $48.2 million, $40.7 million, and $50.8 million for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively.  At December 28, 2012, none of the plans in which we participate are individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 15.  STOCKHOLDERS' EQUITY

Dividend Program

On February 24, 2012, our Board of Directors approved the initiation of a regular quarterly cash dividend program. Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Estimated Amount	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013

Equity Incentive Plans

As of December 28, 2012, approximately 3.5 million shares had been issued as restricted stock awards and 0.5 million shares of restricted stock units were issuable upon the vesting under our 2008 Equity Incentive Plan (the “2008 Plan”).  In addition, approximately 1.0 million shares remained reserved for future grant under the 2008 Plan.

Stock Repurchase Program

On February 25, 2011, our Board of Directors authorized an increase in the number of our common shares that we could repurchase in fiscal year 2011 from 3.0 million shares to 8.0 million shares to be effected through open market purchases or privately negotiated transactions as permitted by securities laws and other legal and contractual requirements, and subject to market conditions and other factors.  For fiscal years 2012, 2013 and 2014, the authorized shares under the repurchase program are 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be repurchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  The repurchase program will expire at the end of our 2014 fiscal year.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

The following table summarizes our stock repurchase activities for the years ended December 28, 2012, December 30, 2011, and December 31, 2010:

	Year Ended
	December 28,	December 30,	December 31,
(In millions, except average price paid per share)	2012	2011	2010
Shares of common stock repurchased	1.0	6.0	3.0
Average price paid per share	$40.00	$40.47	$42.75
Cost of common stock repurchased	$40.0	$242.8	$128.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized for the years ended December 28, 2012, December 30, 2011, and December 31, 2010:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Stock-based compensation expense:
Restricted stock awards and units	$43.1	$44.8	$43.6
Employee stock purchase plan	0.5	0.5	0.4
Stock-based compensation expense	$43.6	$45.3	$44.0

Stock-based compensation expense included in:
Cost of revenues	$33.2	$35.1	$34.0
General and administrative expenses	10.4	10.2	10.0
Stock-based compensation expense	$43.6	$45.3	$44.0

Total income tax benefits recognized in our net income related to stock-based compensation expense	$16.0	$17.3	$16.9

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

For the years ended December 28, 2012, December 30, 2011, and December 31, 2010, employees participating in our ESPP purchased approximately 0.1 million shares, 0.2 million shares, and 0.2 million shares, respectively.  Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 were $8.9 million, $11.7 million, and $11.3 million, respectively.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 28, 2012, we had estimated unrecognized stock-based compensation expense of $82.6 million related to nonvested restricted stock awards and units.  This expense is expected to be recognized over a weighted-average period of 2.6 years.  The following table summarizes the total fair value of vested shares, according to their contractual terms, and the grant date fair value of restricted stock awards and units granted during the years ended December 28, 2012 and December 30, 2011:

	December 28,	December 30,
(In millions)	2012	2011
Fair value of shares vested	$42.0	$41.8
Grant date fair value of restricted stock awards and units granted	$54.3	$42.1

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the year ended December 28, 2012, is presented below:

	Year Ended
	December 28, 2012
		Weighted-
	Shares	Average Grant
	(in millions)	Date Fair Value
Nonvested at December 30, 2011	2.4	$42.86
Granted	1.4	$36.79
Vested	(1.0)	$41.69
Forfeited	(0.1)	$42.44
Nonvested at December 28, 2012	2.7	$40.03

Stock Options

A summary of the status and changes of the stock options, according to their contractual terms, is presented below:

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Options		Average	Contractual	Intrinsic Value
	(in millions)		Exercise Price	Term (in years)	(in millions)

Outstanding and exercisable at January 1, 2010	0.7		$22.99	3.46	$16.5
Exercised	(0.1)		$21.03
Forfeited/expired/cancelled	—	†	$18.13
Outstanding and exercisable at December 31, 2010	0.6		$23.38	2.62	$11.7
Exercised	(0.1)		$22.80
Forfeited/expired/cancelled	—	†	$22.30
Outstanding and exercisable at December 30, 2011	0.5		$23.55	1.83	$5.8
Exercised	(0.2)		$22.29
Forfeited/expired/cancelled	—	†	$24.36
Outstanding and exercisable at December 28, 2012	0.3		$24.28	1.27	$4.5

†   Represents fewer than fifty thousand shares.

The aggregate intrinsic value as of December 28, 2012 in the preceding table represents the total pre-tax intrinsic value, based on our closing market price of $38.71, which would have been received by the option holders had all option holders exercised their options on that date.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the years ended December 28, 2012, December 30, 2011 and December 31, 2010, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $2.9 million, $2.5 million and $3.0 million, respectively.  Since all of our stock option awards were fully vested in fiscal year 2008, we did not have any stock-based compensation expense related to stock option awards or any unrecognized related expense.

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

These four segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The information disclosed in our consolidated financial statements is based on the four segments that comprise our current organizational structure.

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

Effective at the beginning of our 2012 fiscal year, we adopted a new measurement to assess performance and make decisions concerning resource allocation referred to as “URS operating income,” which is defined as segment operating income after reduction for pre-tax noncontrolling interests, but before the reduction of any pre-tax goodwill impairment charge.  This new measurement method minimizes the reconciling items between internal profit measurement and GAAP operating income.  For comparative purposes, we made reclassifications to the prior year’s data to conform them to the current period’s presentation.

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

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Revenues
Infrastructure & Environment (1)	$3,792.1	$3,760.9	$3,248.5
Federal Services (2)	2,721.6	2,695.4	2,582.8
Energy & Construction	3,138.1	3,251.1	3,420.6
Oil & Gas (3)	1,475.1	—	—
Inter-segment, eliminations and other	(154.4)	(162.4)	(74.8)
Total revenues	$10,972.5	$9,545.0	$9,177.1
Equity in income of unconsolidated joint ventures
Infrastructure & Environment (1)	$4.0	$3.9	$2.9
Federal Services (2)	6.4	6.2	5.9
Energy & Construction (4)	93.0	122.1	61.5
Oil & Gas (3)	4.2	—	—
Total equity in income of unconsolidated joint ventures	$107.6	$132.2	$70.3
URS operating income (loss) (5)
Infrastructure & Environment (1)	$218.8	$222.0	$223.8
Federal Services (2)	249.3	196.8	165.6
Energy & Construction	140.0	134.6	127.7
Oil & Gas (3)	62.3	—	—
Corporate (6)	(99.7)	(79.5)	(71.0)
Total URS operating income (loss)	$570.7	$473.9	$446.1
Operating income (loss) (7)
Infrastructure & Environment (1)	$220.9	$222.0	$222.9
Federal Services (2)	249.3	(151.5)	165.6
Energy & Construction	254.2	(214.4)	226.9
Oil & Gas (3)	61.2	—	—
Corporate (6)	(99.7)	(79.5)	(71.0)
Total operating income (loss)	$685.9	$(223.4)	$544.4
Capital expenditures
Infrastructure & Environment (1)	$43.2	$51.2	$30.0
Federal Services (2)	5.5	4.8	5.6
Energy & Construction	19.0	14.8	15.9
Oil & Gas (3)	72.3	—	—
Corporate (6)	13.2	10.9	6.6
Total capital expenditures	$153.2	$81.7	$58.1
Depreciation and amortization
Infrastructure & Environment (1)	$56.5	$55.0	$42.2
Federal Services (2)	36.3	27.1	21.4
Energy & Construction	47.1	54.3	62.3
Oil & Gas (3)	87.1	—	—
Corporate (6)	6.6	6.3	7.6
Total depreciation and amortization	$233.6	$142.7	$133.5

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

(5)	We are providing information regarding URS operating income (loss) by segment because management uses this information to assess performance and make decisions about resource allocation.

(6)	Corporate includes expenses related to corporate functions and acquisition-related expenses.

(7)	The operating income (loss) for the year ended December 30, 2011 included an $825.8 million goodwill impairment charge. See Note 9, “Goodwill and Intangible Assets” for more information.

Reconciliations of segment contribution to segment operating income (loss) for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 are as follows:

	Year Ended December 28, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$218.8	$249.3	$140.0	$62.3	$(99.7)	$570.7
Noncontrolling interests	2.1	—	114.2	(1.1)	—	115.2
Operating income (loss)	$220.9	$249.3	$254.2	$61.2	$(99.7)	$685.9

	Year Ended December 30, 2011
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$222.0	$196.8	$134.6	$—	$(79.5)	$473.9
Noncontrolling interests	—	—	128.5	—	—	128.5
Goodwill impairment	—	(348.3)	(477.5)	—	—	(825.8)
Operating income (loss)	$222.0	$(151.5)	$(214.4)	$—	$(79.5)	$(223.4)

	Year Ended December 31, 2010
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$223.8	$165.6	$127.7	$—	$(71.0)	$446.1
Noncontrolling interests	(0.9)	—	99.2	—	—	98.3
Operating income (loss)	$222.9	$165.6	$226.9	$—	$(71.0)	$544.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	December 28,	December 30,
(In millions)	2012	2011
Infrastructure & Environment	$8.1	$6.3
Federal Services	5.7	5.1
Energy & Construction	124.5	96.3
Oil & Gas	140.0	—
Total investments in and advances to unconsolidated joint ventures	$278.3	$107.7

Infrastructure & Environment	$141.0	$140.5
Federal Services	36.6	46.2
Energy & Construction	60.1	61.8
Oil & Gas	422.9	—
Corporate	26.9	20.9
Total property and equipment, net of accumulated depreciation	$687.5	$269.4

Total assets by segment are as follows:

	December 28,	December 30,
(In millions)	2012	2011
Infrastructure & Environment	$2,267.5	$2,287.3
Federal Services	1,645.8	1,582.4
Energy & Construction	2,776.5	2,611.9
Oil & Gas	1,904.4	—
Corporate	192.3	381.0
Total assets	$8,786.5	$6,862.6

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

	Years Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Revenues
United States	$8,640.2	$8,329.7	$8,385.4
Canada (1)	1,304.0	180.3	162.3
Other foreign countries	1,056.0	1,065.3	646.9
Eliminations	(27.7)	(30.3)	(17.5)
Total revenues	$10,972.5	$9,545.0	$9,177.1

(1)	Revenues from Canada exceeded 10% of our consolidated revenues for the year ended December 28, 2012 due to our acquisition of Flint in fiscal year 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 28,	December 30,
(In millions)	2012	2011
Property and equipment at cost, net (1)
United States	$320.4	$209.5
International:
Canada (2)	313.2	8.7
United Kingdom	24.5	27.2
Other foreign countries	29.4	24.0
Total international	367.1	59.9
Total property and equipment at cost, net	$687.5	$269.4

(1)	Property and equipment at cost, net is categorized by the location of incorporation of the legal entities.

(2)	Property and equipment in Canada became a significant portion of our total property and equipment due to our acquisition of Flint in fiscal year 2012.

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

Our revenues from the U.S. Army and DOE by division for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 are presented below:

	Year Ended
	December 28,	December 30,	December 31,
(In millions, except percentages)	2012	2011	2010
The U.S. Army (1)
Infrastructure & Environment	$128.4	$141.7	$167.0
Federal Services	1,495.8	1,351.1	1,408.7
Energy & Construction	130.8	199.5	346.6
Total U.S. Army	$1,755.0	$1,692.3	$1,922.3
Revenues from the U.S. Army as a percentage of our consolidated revenues	16%	18%	21%

DOE
Infrastructure & Environment	$5.6	$5.9	$7.2
Federal Services	27.7	26.8	13.7
Energy & Construction	956.4	1,236.3	1,182.6
Total DOE	$989.7	$1,269.0	$1,203.5
Revenues from DOE as a percentage of our consolidated revenues	9%	13%	13%

Revenues from the federal market sector as a percentage of our consolidated revenues	40%	49%	49%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 17.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and our affiliates are subject to various contractual disputes, governmental audits and investigations, and legal proceedings alleging, among other things, contractual, tortious or statutory breaches.  The final outcomes of these various matters cannot be predicted or estimated with certainty.  We are including information regarding the following matters:

•
USAID Egyptian Projects:  In March 2003, Washington Group International, Inc., a Delaware company, (“WGI Delaware”), a wholly owned subsidiary, was notified by the Department of Justice that the federal government was considering civil litigation against WGI Delaware for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI Delaware’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI Delaware, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, as well as common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of the approximately $373.0 million paid to WGI Delaware under the specified contracts.  WGI Delaware has denied any liability in the action and contests the federal government’s damage allegations and its entitlement to recovery.  All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI Delaware filed a motion in Idaho District Court to dismiss the federal government’s claims or to stay the Idaho action and also a motion in Bankruptcy Court in Nevada to dismiss the government’s claims for failure to give appropriate notice or otherwise preserve their claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred.  The federal government appealed the Bankruptcy Court's order to the United States District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the Nevada District Court reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  WGI Delaware renewed its motion in Bankruptcy Court, and in November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and could no longer be pursued.  On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the False Claims and the Federal Foreign Assistance Acts are not barred.  On November 7, 2012, WGI Delaware appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel.

WGI Delaware intends to continue to defend this matter vigorously; however, WGI Delaware cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the very limited factual record that exists in light of our limited ability to evaluate discovery that has been conducted so far at this early stage of the Idaho litigation; the fact that the matter involves unique and complex bankruptcy, international, and federal regulatory legal issues; the uncertainty concerning legal theories and their potential resolution by the courts; and the duration of this matter, as well as a number of additional factors.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

All 59 lawsuits were pleaded as class actions but none have yet been certified as class actions.  Along with WGI Ohio, the U.S. Army Corps of Engineers, the Board for the Orleans Levee District, and its insurer, St. Paul Fire and Marine Insurance Company were also named as defendants.  At this time WGI Ohio and the Army Corps of Engineers are the remaining defendants.  These 59 lawsuits, along with other hurricane-related cases not involving WGI Ohio, were consolidated in the United States District Court for the Eastern District of Louisiana (“District Court”).

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

WGI Ohio filed a motion for summary judgment, seeking dismissal on grounds that government contractors are immune from liability.  On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment, but several plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals on April 27, 2009.  On September 14, 2010, the Court of Appeals reversed the District Court’s summary judgment decision and WGI Ohio’s dismissal, and remanded the case back to the District Court for further litigation.  On August 1, 2011, the District Court decided that the government contractor immunity defense would not be available to WGI Ohio at trial, but would be an issue for appeal.  Five of the cases were tried in District Court from September 12, 2012 through October 3, 2012.  A decision is expected in 2013.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Through December 28, 2012, WGI Ohio has incurred total project costs of $216.3 million and has recorded cumulative project losses of $15.1 million.  Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene, WGI Ohio has been required to perform work outside the scope of the Task Order Modification.  Based on changes and delays to date, requests for equitable adjustment (“REA”) amounting to $47.1 million and proposals related to the hurricane-caused impacts and other directed changes in the amount of $105.1 million have been submitted to the DOE for approval.  WGI Ohio also expects to submit additional REAs of at least $11.0 million to the DOE in 2013.  Through December 28, 2012, the DOE authorized an additional $27.2 million of funding primarily related to the hurricane-caused impacts.  In early 2013, WGI Ohio submitted several certified claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $100.8 million of the above unfunded REA and proposal costs and $4.5 million of fee on the expanded work scope.  The final project completion costs are not currently estimable due to continuing delays in permitting, other delays, and approval of a final project plan.  WGI Ohio can give no assurance that it will not be obligated to pay some or all of the REAs, non-funded hurricane-caused impacts, the other directed changes, and additional project completion costs, which would negatively impact our future results of operations.

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by one of our wholly owned subsidiaries, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  Subsequently, on November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce asserting claims up to $52.6 million.  Washington Group Bolivia brought a $50 million counterclaim on August 3, 2012 against the mine owner asserting claims of wrongful termination and lost productivity.  Arbitration on the mine owner’s claims and Washington Group Bolivia’s counterclaims commenced and concluded in December 2012.  In the course of the arbitration proceedings, the mine owner has reduced its claims to approximately $32.2 million, while Washington Group Bolivia has refined its counterclaim amount to not more than $62.9 million.

Washington Group Bolivia intends to continue to defend this matter vigorously; however, we cannot provide assurance that we will be successful in these efforts.  While Washington Group Bolivia believes that the mine owner’s claims are largely without merit, the potential range of loss and the resolution of these matters cannot be determined at this time due to a number of factors, including the uncertainty of how the arbitration tribunal will apply the multiple legal theories and factual bases for the parties’ respective claims and defenses and the added complexity that comes from the fact that the parties, project location and applicable law span multiple countries and jurisdictions.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

•
U.K. Joint Venture:  On April 12, 2010, one of our U.K. joint ventures sent several bags of low level non-exempt radioactive waste to a waste disposal facility that was not licensed to handle such waste.  On November 15, 2012, the U.K. Environment Agency and the U.K. Department for Transport initiated environmental regulatory proceedings against our U.K. joint venture in the Workington Magistrates’ Court under the U.K. Environmental Permitting Regulations 2010, the Radioactive Substances Act 1993, the Carriage of Dangerous Goods and the use of Transportable Pressure Equipment Regulations 2009.  On February 7, 2013, our U.K. joint venture entered a plea of guilty before the Magistrates’ Court and the matter was referred to the Crown Court for sentencing.  The potential range of loss and the resolution of this matter cannot be determined at this time primarily due to the fact that the matter involves unique and complex environmental and regulatory legal issues, as well as a number of additional factors.

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

Guarantee Obligations and Commitments

As of December 28, 2012, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

We have guaranteed a letter of credit issued on behalf of one of our consolidated joint ventures.  The total amount of the letter of credit was $0.9 million as of December 28, 2012.

As of December 28, 2012, we had $36.3 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Lease Obligations

Total rental expense included in operations for operating leases for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, totaled $210.0 million, $188.5 million, and $192.5 million, respectively.  Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses.  These operating lease agreements expire at varying dates through 2026.  Obligations under operating leases include office and other equipment rentals.

Obligations under non-cancelable operating lease agreements were as follows:

(In millions)	Operating Leases
2013	$224.9
2014	151.7
2015	116.0
2016	86.6
2017	58.9
Thereafter	162.9
Total minimum lease payments	$801.0

Restructuring Costs

For the year ended December 28, 2012, we did not incur restructuring charges.  For the years ended December 30, 2011 and December 31, 2010, we recorded restructuring charges of $5.5 million and $10.6 million, respectively, in our Consolidated Statement of Operations, which consisted primarily of costs for severance and associated benefits and the cost of facility closures.  The majority of the restructuring costs resulted from the integration of Scott Wilson into our existing Infrastructure & Environment’s U.K. and European business and necessary responses to reductions in market opportunities in Europe.

During fiscal year 2011, we made $12.9 million of payments related to these restructuring plans.  As of December 30, 2011 and December 31, 2010, our restructuring reserves were $3.8 million and $11.6 million, respectively.  As of December 28, 2012, no amounts remain outstanding.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 18.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities related to each component of other comprehensive income (loss) are summarized as follows:

(In millions)	Pension and Post-retirement Related Adjustments (1)	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)

Balances at January 1, 2010	$(45.4)	$0.4	$—	$(4.2)	$(49.2)
Pre-tax amount	(5.1)	8.8	—	7.0	10.7
Tax benefit (expense)	4.4	—	—	(2.8)	1.6
Total 2010 adjustments, net of tax	(0.7)	8.8	—	4.2	12.3
Balances at December 31, 2010	$(46.1)	$9.2	$—	$—	$(36.9)
Pre-tax amount	(73.4)	(11.2)	—	—	(84.6)
Tax benefit (2)	10.7	—	—	—	10.7
Total 2011 adjustments, net of tax	(62.7)	(11.2)	—	—	(73.9)
Balances at December 30, 2011	$(108.8)	$(2.0)	$—	$—	$(110.8)
Pre-tax amount	(39.9)	24.8	(1.0)	—	(16.1)
Tax benefit	13.3	—	0.4	—	13.7
Total 2012 adjustments, net of tax	(26.6)	24.8	(0.6)	—	(2.4)
Balances at December 28, 2012	$(135.4)	$22.8	$(0.6)	$—	$(113.2)

(1)
For fiscal year 2012, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $45.6 million of net loss arising during the year, $7.4 million of amortization of prior service credit and net loss, and $1.7 million of before-tax effect of changes in foreign currency exchange rates.  For fiscal year 2011, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $80.9 million of net loss arising during the year, $4.1 million of amortization of prior service credit and net loss, and $1.9 million of before-tax effect of changes in foreign currency exchange rates.  For fiscal year 2010, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $5.3 million of net loss arising during the year, $0.4 million of amortization of prior service credit and net loss, and $0.1 million of before-tax effect of changes in foreign currency exchange rates.

(2)	The tax benefit has been reduced by a valuation allowance of $11.6 million in 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 19.  RECEIVABLE AND DEFERRED INCOME TAX VALUATION ALLOWANCES

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

(In millions)	Balance at the Beginning of the Period	Additions (Charged to Bad Debt Expense)	Additions (Charged to Other Accounts) (1)	Deductions (2)	Other (3)	Balance at the End of the Period

Year ended December 28, 2012
Receivable allowances	$43.1	$6.6	$27.4	$(7.4)	$—	$69.7
Deferred income tax valuation allowance	$124.0	$—	$3.1	$(1.1)	$11.6	$137.6

Year ended December 30, 2011
Receivable allowances	$42.8	$2.8	$16.1	$(18.6)	$—	$43.1
Deferred income tax valuation allowance	$104.2	$—	$23.5	$(15.3)	$11.6	$124.0

Year ended December 31, 2010
Receivable allowances	$47.7	$6.7	$8.9	$(20.5)	$—	$42.8
Deferred income tax valuation allowance	$87.6	$—	$21.4	$(8.0)	$3.2	$104.2

(1)	These additions were primarily charged to revenues or income tax expense.

(2)	Deductions to the deferred income tax valuation allowance were primarily attributed to foreign and state NOL expirations, change in tax rates and the use of federal and state NOLs.

(3)
Other adjustments to the deferred income tax valuation allowance during the year ended December 28, 2012 were attributable to acquired deferred taxes through the Flint acquisition.  For the year ended December 30, 2011, other adjustments to the deferred income tax valuation allowance were charged to other comprehensive income.  For the year ended December 31, 2010, other adjustments to the deferred income tax valuation allowance were attributable to acquired deferred taxes on foreign net operating losses through the Scott Wilson acquisition.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the years ended December 28, 2012 and December 30, 2011.  The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

	2012 Quarters Ended
(In millions, except per share data)	March 30	June 29	September 28	December 28

Revenues	$2,361.5	$2,690.7	$2,947.6	$2,972.7
Cost of revenues	(2,203.2)	(2,527.5)	(2,753.3)	(2,810.5)
Acquisition-related expenses (1)	(5.6)	(11.3)	0.8	—
Operating income (loss) (2)	161.4	149.5	203.6	171.4
Other income (expense) (3)	2.5	(9.2)	10.8	(3.6)
Income tax benefit (expense)	(48.6)	(40.5)	(66.1)	(34.7)
Net income including noncontrolling interests	105.5	79.1	127.8	113.4
Noncontrolling interests in income of consolidated subsidiaries	(25.8)	(25.5)	(21.1)	(42.8)
Net income attributable to URS	79.7	53.6	106.7	70.6

Earnings per share:
Basic	$1.08	$0.72	$1.43	$0.95
Diluted	$1.07	$0.72	$1.43	$0.95
Weighted-average shares outstanding:
Basic	74.0	74.2	74.5	74.5
Diluted	74.3	74.6	74.6	74.6

	2011 Quarters Ended
(In millions, except per share data)	April 1	July 1	September 30	December 30

Revenues	$2,319.8	$2,360.3	$2,471.7	$2,393.2
Cost of revenues	(2,202.7)	(2,228.3)	(2,300.1)	(2,257.7)
Acquisition-related expenses	—	(1.0)	—	—
Restructuring costs (4)	—	—	—	(5.5)
Goodwill impairment (5)	—	—	(798.1)	(27.7)
Operating income (6)	132.1	150.6	(620.2)	114.1
Income tax benefit (expense)	(39.0)	(45.5)	39.5	(46.8)
Net income (loss) including noncontrolling interests	87.9	100.0	(585.8)	60.6
Noncontrolling interests in income of consolidated subsidiaries	(25.8)	(33.2)	(37.3)	(32.2)
Net income (loss) attributable to URS	62.1	66.8	(623.1)	28.4

Earnings (loss) per share:
Basic	$0.79	$0.87	$(8.05)	$0.37
Diluted	$0.79	$0.86	$(8.05)	$0.37
Weighted-average shares outstanding:
Basic	78.4	77.2	77.4	76.3
Diluted	78.8	77.7	77.4	76.4

(1)	For the year ended December 28, 2012, we recorded acquisition-related expenses in connection with our acquisition of Flint. See further discussion in Note 8, “Acquisitions.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)
For the first quarter of 2012, we revised our operating income from $163.9 million, as previously reported in our 10-Q, to $161.4 million due to the reclassification of a $2.5 million gain recognized on foreign currency forward contracts from “General and administrative expenses” to “Other income (expenses)” on our Consolidated Statements of Operations.  This revision had no impact on net income attributable to URS or EPS.

(3)
During fiscal 2012, “Other income (expenses)” represents foreign currency gains (losses) recognized on intercompany financing arrangements and foreign currency forward contracts.  See further discussion in Note 11, “Fair Value of Debt Instruments and Derivative Instruments.”

(4)
For the year ended December 30, 2011, we recorded restructuring costs resulting from the integration of Scott Wilson into our existing U.K. and European business and necessary responses to reductions in market opportunities in Europe.  See further discussion in Note 17, “Commitments and Contingencies.”

(5)
For the third quarter of 2011, we recorded an estimated goodwill impairment charge of $798.1 million.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $699.3 million and $9.03, respectively.

During the fourth quarter of 2011, we finalized our step-two goodwill impairment analysis as of September 30, 2011 and recorded an additional goodwill impairment charge of $27.7 million.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $32.9 million and $0.43, respectively.  See further discussion in Note 9, “Goodwill and Intangible Assets.”

(6)
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our CEO and CFO, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our CEO and CFO have concluded that, because of the material weakness described below, our disclosure controls and procedures were not effective as of the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in the reports that we filed or submitted to the SEC under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.  In response to the material weakness, management’s subsequent testing of manual journal entries has not identified any journal entries that appear to be inappropriate or fraudulent.  Management has communicated the results of its assessment of its disclosure controls and procedures to the Audit Committee of our Board of Directors.

Changes in Internal Control over Financial Reporting

We acquired Flint on May 14, 2012 and are currently in the process of integrating it into our existing internal controls and procedures; however, management’s evaluation of the effectiveness of our internal control over financial reporting does not yet include Flint.  There were no other changes in our internal control over financial reporting during the year ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management, with the participation of our CEO and CFO, assessed our internal control over financial reporting as of December 28, 2012, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on management’s assessment, management has concluded that the Company did not maintain effective control over financial reporting as of December 28, 2012 because of the material weakness described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Related to Journal Entries.  We did not maintain effective internal control over financial reporting as some key accounting personnel have the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries.  Specifically, our internal controls over journal entries were not designed effectively to provide reasonable assurance that journal entries were appropriately recorded or that they were properly reviewed for validity, accuracy, and completeness for substantially all of the key accounts and disclosures.  While this control deficiency did not result in any audit adjustments or misstatements, it could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management has elected to exclude Flint from its assessment of internal control over financial reporting as of December 28, 2012 because we acquired Flint in a business combination on May 14, 2012.  Flint is a wholly-owned subsidiary of URS, whose total assets and total revenues represented 12% and 13%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2012.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of the company’s internal control over financial reporting at December 28, 2012 as stated in their report appearing under Item 8 of this report.

Remediation Plan

We are currently reviewing our journal entry process.  We intend to modify access to our accounting systems to assure that, prior to posting of journal entries to our ledgers, individuals without prepare-and-post access review all journal entries for validity, accuracy and completeness, particularly related to accounts where the person who prepares the journal entries is the same person who reconciles the corresponding accounts.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information under the captions “Proposal – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About The Board of Directors” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders and from Item 1–“Executive Officers of the Registrant” in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Executive Compensation,” “Compensation Committee Interlocks And Insider Participations,” “Proposal – Advisory Vote on Executive Compensation,” “Compensation Committee Report,” (which report shall be deemed to be “furnished” and not “filed” with the SEC) and “Information About The Board of Directors” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions “Security Ownership Of Certain Beneficial Owners And Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Information regarding our stock-based compensation awards outstanding and available for future grants as of December 28, 2012 is presented in Note 15, “Stockholders' Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information contained under the caption “Certain Relationships And Related Person Transactions” and “Information About The Board of Directors” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the captions “Proposal - Ratification Of Selection Of Our Independent Registered Public Accounting Firm,” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011

•	Consolidated Statements of Operations for the year ended December 28, 2012, the year ended December 30, 2011, and the year ended December 31, 2010

•	Consolidated Statements of Comprehensive Income for the year ended December 28, 2012, the year ended December 30, 2011, and the year ended December 31, 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 28, 2012, the year ended December 30, 2011, and the year ended December 31, 2010

•	Consolidated Statements of Cash Flows for the year ended December 28, 2012, the year ended December 30, 2011, and the year ended December 31, 2010

•	Notes to Consolidated Financial Statements.

(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Implementation Agreement between Universe Bidco Limited, URS Corporation and Scott Wilson Group plc., dated as of June 28, 2010.	8-K	2.2	6/29/2010
2.2	Arrangement Agreement between URS Corporation and Flint Energy Services Ltd., dated as of February 20, 2012.	8-K	2.1	2/21/2012
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.5	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
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
LLC, as Joint Book Managers.
		8-K	4.1	10/20/2011
4.2	Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP, and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.3	First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association, including the form of the Issuers’ 3.850% Senior Notes due 2017.	8-K	4.02	3/20/2012
4.4	Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association, including the form of the Issuers’ 5.000% Senior Notes due 2022.	8-K	4.03	3/20/2012
4.5	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.6	5/18/2012
4.6	Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
4.7	Indenture, dated as of June 8, 2011, by and among Flint Energy Services Ltd., Computershare Trust Company of Canada and the guarantors listed on the signature pages thereto.	8-K	4.1	5/18/2012
4.8	Supplemental Indenture, dated as of October 20, 2011, among Flint Energy Services Ltd., Computershare Trust Company of Canada, Carson Energy Services Ltd. and Supreme Oilfield Construction Ltd.	8-K	4.2	5/18/2012

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.9	Second Supplemental Indenture, dated as of May 14, 2012, among Flint Energy Services Ltd. and Computershare Trust Company of Canada.	8-K	4.3	5/18/2012
4.10	Third Supplemental Indenture, dated as of May 14, 2012, among Flint Energy Services Ltd., URS Corporation, URS Fox US LP, the additional guarantor parties thereto and Computershare Trust Company of Canada.	8-K	4.4	5/18/2012
4.11	Fourth Supplemental Indenture, dated as of May 15, 2012, among Flint Energy Services Ltd. and Computershare Trust Company of Canada.	8-K	4.5	5/18/2012
4.12	Fifth Supplemental Indenture, dated as of September 24, 2012, among Flint Energy Services Ltd., the additional guarantor parties thereto and Computershare Trust Company of Canada.	8-K	4.1	9/26/2012
4.13	Registration Rights Agreement, dated as of March 15, 2012, among the Issuers, the Guarantors, Citibank Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.	8-K	4.04	3/20/2012
4.14	Form of Universe Bidco Limited Loan Note Instrument constituting up to £30,000,000 Floating Range Loan Notes 2015.	10-Q	4.2	11/9/2010
4.15	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991
10.1 *	Employee Stock Purchase Plan of URS Corporation approved as of May 22, 2008.	DEF 14A	Appendix C	4/22/2008
10.2 *	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3 *	URS Corporation 2008 Equity Incentive Plan, approved on May 22, 2008.	8-K	10.1	5/23/2008
10.4 *	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2010.	10-Q	10.1	8/10/2010
10.5 *	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2011.	8-K	10.1	6/1/2011
10.6 *	URS Corporation 2008 Equity Incentive Plan, amended on May 24, 2012.	8-K	10.1	5/30/2012
10.7 *	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996.	10-K	10.5	1/14/1997
10.8 *	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991
10.9 *	URS Corporation Restated Incentive Compensation Plan.	8-K	10.1	3/31/2009
10.10 *	URS Corporation Restated Incentive Compensation Plan 2012 Plan Year Summary.	8-K	10.1	4/2/2012
10.11 *	Description of Base Salary, 2012 Performance Metrics and Target Bonuses.	8-K	N/A	4/2/2012
10.12 *	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.13 *	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-Q	10.3	5/12/2010
10.14 *	First Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	11/12/2009
10.15 *	Second Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	11/12/2009
10.16 *	Third Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	11/12/2009

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.17 *	Fourth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	5/12/2010
10.18 *	Fifth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/12/2010
10.19 *	Sixth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	5/12/2010
10.20 *	Seventh Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/10/2011
10.21 *	Eighth Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.				X
10.22 *	Ninth Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.				X
10.23 *	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.24 *	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006
10.25 *	Second Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.1	12/10/2008
10.26 *	Third Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 13, 2011.	8-K	10.1	12/14/2011
10.27 *	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006
10.28 *	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.2	12/10/2008
10.29 *	Employment Agreement between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.30 *	First Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.31 *	Second Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.32 *	Fourth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.33 *	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.	10-Q	10.6	8/6/2008
10.34 *	Sixth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 26, 2012.				X
10.35 *	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.	10-Q	10.9	8/6/2008
10.36 *	Revised Compensatory Arrangement for Reed N. Brimhall.	10-Q	10.3	11/12/2009

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.37 *	Second Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of November 28, 2012.				X
10.38 *	Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.39 *	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.	10-Q	10.7	8/6/2008
10.40 *	Second Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of November 28, 2012.				X
10.41 *	Amended and Restated Employment Agreement between URS Corporation, a Nevada corporation and Thomas W. Bishop, dated as of June 1, 2011.	10-Q	10.2	8/9/2011
10.42 *	First Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of November 28, 2012.				X
10.43 *	Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.44 *	First Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of August 1, 2008.	10-Q	10.8	8/6/2008
10.45 *	Second Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 27, 2012.				X
10.46 *	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005
10.47 *	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.	10-Q	10.5	8/6/2008
10.48 *	Second Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of November 25, 2012.				X
10.49 *	Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of September 18, 2009.	10-Q	10.1	11/12/2009
10.50 *	First Amendment to Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of November 28, 2012.				X
10.51 *	Employment Agreement between Robert W. Zaist and Washington Group International, Inc., dated as of November 8, 2009.	10-Q	10.4	5/10/2011
10.52 *	First Amendment to Employment Agreement between Robert W. Zaist and Washington Group International, Inc., dated as of November 28, 2012.				X
10.53 *	Revised Compensatory Arrangement for Robert W. Zaist.	10-Q	10.3	8/9/2011
10.54 *	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.55 *	First Amendment to the July 12, 2004 Restricted Stock Unit Award Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.3	12/10/2008

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.56 *	Employment Agreement between Flint Energy Services Ltd. and William John Lingard.	10-Q	10.2	8/7/2012
10.57 *	2008 Equity Incentive Plan Restricted Stock Award between URS and Martin M. Koffel, dated December 10, 2008.	8-K	10.4	12/10/2008
10.58 *	Form of Restricted Stock Award Grant Notice and Agreement for Martin M. Koffel under the URS Corporation 2008 Equity Incentive Plan, dated January 2, 2012.	8-K	10.2	12/14/2011
10.59 *	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as a separate agreement between URS Corporation and Gary V. Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.60 *	Form of 1999 Equity Incentive Plan Restricted Stock Award as of May 25, 2006.	8-K	10.2	5/31/2006
10.61 *	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	8-K	10.5	12/10/2008
10.62 *	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	8-K	10.6	12/10/2008
10.63 *	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	10-Q	10.7	11/12/2009
10.64 *	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	10-Q	10.8	11/12/2009
10.65 *	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, William Lingard, Joseph Masters, Randall A. Wotring, H. Thomas Hicks and Robert W. Zaist	10-Q	10.3	6/14/2004
10.66 *	Form of Director Indemnification Agreement between URS Corporation and each of Mickey P. Foret, Senator William H. Frist, Lydia H. Kennard, Donald R. Knauss, Martin M. Koffel, Timothy McLevish, General Joseph W. Ralston, USAF (Ret.), John D. Roach, Douglas W. Stotlar, and William P. Sullivan.	10-Q	10.4	6/14/2004
10.67 *	Description of URS Corporation tax gross-up policy.	8-K	N/A	4/29/2009
10.68 *	URS Energy & Construction Holdings, Inc. Restoration Plan.	10-K	10.58	2/28/2011
21.1	Subsidiaries of URS Corporation.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of attorney of URS Corporation's directors and officers.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X

Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.				X#
101.SCH	XBRL Taxonomy Extension Schema Document.				X#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X#

*	Represents a management contract or compensatory plan or arrangement.

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

URS Corporation
(Registrant)

Dated: February 25, 2013	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin M. Koffel*	Chairman of the Board of Directors and Chief Executive Officer	February 25, 2013
Martin M. Koffel

/s/ H. Thomas Hicks	Chief Financial Officer	February 25, 2013
H. Thomas Hicks

/s/ Reed N. Brimhall	Vice President and Chief Accounting Officer	February 25, 2013
Reed N. Brimhall

/s/ Mickey P. Foret*	Director	February 25, 2013
Mickey P. Foret

/s/ William H. Frist*	Director	February 25, 2013
William H. Frist

/s/ Lydia H. Kennard*	Director	February 25, 2013
Lydia H. Kennard

/s/ Donald R. Knauss*	Director	February 25, 2013
Donald R. Knauss

/s/ Timothy R. McLevish*	Director	February 25, 2013
Timothy R. McLevish

/s/ Joseph W. Ralston*	Director	February 25, 2013
Joseph W. Ralston

/s/ John D. Roach*	Director	February 25, 2013
John D. Roach

/s/ Douglas W. Stotlar*	Director	February 25, 2013
Douglas W. Stotlar

/s/ William P. Sullivan*	Director	February 25, 2013
William P. Sullivan

Signature	Title	Date

/s/ H. Thomas Hicks	Chief Financial Officer	February 25, 2013
H. Thomas Hicks (attorney-in-fact)

/s/ Reed N. Brimhall	Vice President and Chief Accounting Officer	February 25, 2013
Reed N. Brimhall (attorney-in-fact)