Form 10-Q
period 2013-03-29
URS CORP /NEW/
filed 2013-05-07
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2013

Common Stock, $.01 par value	75,898,214

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; conversions of future backlog and book of business into revenues; future accounts receivable and days sales outstanding; future completion of our Form S-4 and associated interest related to our bonds; future stock-based compensation expenses and the number of shares authorized and issuable under our equity plan; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments and capital expenditures; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; federal sequestration; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42, Risk Factors beginning on page 67, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	March 29, 2013 and December 28, 2012	2
	Condensed Consolidated Statements of Operations
	Three months ended March 29, 2013 and March 30, 2012	3
	Condensed Consolidated Statements of Comprehensive Income
	Three months ended March 29, 2013 and March 30, 2012	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Three months ended March 29, 2013 and March 30, 2012	5
	Condensed Consolidated Statements of Cash Flows
	Three months ended March 29, 2013 and March 30, 2012	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	65

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3.	Defaults Upon Senior Securities	85
Item 4.	Mine Safety Disclosure	85
Item 5.	Other Information	85
Item 6.	Exhibits	86

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	March 29, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$248.8	$314.5
Accounts receivable, including retentions of $129.1 and $114.4, respectively	1,522.2	1,554.8
Costs and accrued earnings in excess of billings on contracts	1,326.7	1,384.3
Less receivable allowances	(67.8)	(69.7)
Net accounts receivable	2,781.1	2,869.4
Deferred tax assets	73.6	67.6
Inventory	60.1	61.5
Other current assets	186.9	204.2
Total current assets	3,350.5	3,517.2
Investments in and advances to unconsolidated joint ventures	272.2	278.3
Property and equipment at cost, net	680.5	687.5
Intangible assets, net	655.5	692.2
Goodwill	3,229.9	3,247.1
Other long-term assets	435.4	364.2
Total assets	$8,624.0	$8,786.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$83.0	$71.8
Accounts payable and subcontractors payable, including retentions of $31.9 and $32.3, respectively	680.7	803.5
Accrued salaries and employee benefits	535.2	558.8
Billings in excess of costs and accrued earnings on contracts	264.2	289.1
Other current liabilities	259.5	277.8
Total current liabilities	1,822.6	2,001.0
Long-term debt	2,002.4	1,992.5
Deferred tax liabilities	329.5	328.3
Self-insurance reserves	133.1	129.8
Pension and post-retirement benefit obligations	288.5	300.9
Other long-term liabilities	291.1	271.0
Total liabilities	4,867.2	5,023.5
Commitments and contingencies (Note 15)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 89.1 and 88.9 shares issued, respectively; and 76.0 and 76.8 shares outstanding, respectively	0.9	0.9
Treasury stock, 13.1 and 12.1 shares at cost, respectively	(540.0)	(494.9)
Additional paid-in capital	3,021.0	3,003.9
Accumulated other comprehensive loss (Note 16)	(145.6)	(113.2)
Retained earnings	1,280.3	1,224.4
Total URS stockholders’ equity	3,616.6	3,621.1
Noncontrolling interests	140.2	141.9
Total stockholders’ equity	3,756.8	3,763.0
Total liabilities and stockholders’ equity	$8,624.0	$8,786.5

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED6
(In millions, except per share data)

	Three Months Ended
	March 29,	March 30,
	2013	2012

Revenues	$2,802.5	$2,361.5
Cost of revenues	(2,651.3)	(2,203.2)
General and administrative expenses	(22.7)	(20.0)
Acquisition-related expenses (Note 8)	—	(5.6)
Equity in income (loss) of unconsolidated joint ventures	24.1	28.7
Operating income (loss)	152.6	161.4
Interest expense	(21.1)	(9.8)
Other income (expenses)	(2.5)	2.5
Income (loss) before income taxes	129.0	154.1
Income tax benefit (expense)	(42.2)	(48.6)
Net income (loss) including noncontrolling interests	86.8	105.5
Noncontrolling interests in income of consolidated subsidiaries	(14.9)	(25.8)
Net income (loss) attributable to URS	$71.9	$79.7

Earnings per share (Note 3):
Basic	$0.97	$1.08
Diluted	$0.96	$1.07
Weighted-average shares outstanding (Note 3):
Basic	74.4	74.0
Diluted	74.9	74.3

Cash dividends declared per share (Note 13)	$0.21	$0.20

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended
	March 29,	March 30,
	2013	2012
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	$86.8	$105.5
Pension and post-retirement related adjustments, net of tax	3.9	1.1
Foreign currency translation adjustments, net of tax	(36.3)	21.1
Loss on derivative instruments, net of tax	—	(0.7)
Comprehensive income (loss)	54.4	127.0
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(14.9)	(25.8)
Comprehensive income (loss) attributable to URS	$39.5	$101.2

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$975.2	$3,377.2	$107.2	$3,484.4
Employee stock purchases and exercises of stock options	—	—	—	1.0	—	—	1.0	—	1.0
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	0.2	—	—	11.3	—	—	11.3	—	11.3
Excess tax benefits from stock-based compensation	—	—	—	0.4	—	—	0.4	—	0.4
Foreign currency translation adjustments, net of tax	—	—	—	—	21.1	—	21.1	—	21.1
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.1	—	1.1	—	1.1
Loss on derivative instruments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(15.2)	(15.2)	—	(15.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15.5)	(15.5)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Net income (loss) including noncontrolling interests	—	—	—	—	—	79.7	79.7	25.8	105.5
Balances, March 30, 2012	75.9	$0.9	$(494.9)	$2,979.4	$(89.3)	$1,039.7	$3,435.8	$118.7	$3,554.5

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  – UNAUDITED (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 28, 2012	76.8	$0.9	$(494.9)	$3,003.9	$(113.2)	$1,224.4	$3,621.1	$141.9	$3,763.0
Employee stock purchases and exercises of stock options	0.2	—	—	6.3	—	—	6.3	—	6.3
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation	—	—	—	11.0	—	—	11.0	—	11.0
Foreign currency translation adjustments, net of tax	—	—	—	—	(36.3)	—	(36.3)	—	(36.3)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	3.9	—	3.9	—	3.9
Repurchases of common stock	(1.0)	—	(45.1)	—	—	—	(45.1)	—	(45.1)
Cash dividends declared	—	—	—	—	—	(16.0)	(16.0)	—	(16.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15.7)	(15.7)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.4	0.4
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Net income (loss) including noncontrolling interests	—	—	—	—	—	71.9	71.9	14.9	86.8
Balances, March 29, 2013	76.0	$0.9	$(540.0)	$3,021.0	$(145.6)	$1,280.3	$3,616.6	$140.2	$3,756.8

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Three Months Ended
	March 29,	March 30,
	2013	2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$86.8	$105.5
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	39.9	20.0
Amortization of intangible assets	27.6	17.2
Amortization of debt issuance costs and discount/premium	0.1	0.8
Foreign currency (gains) losses related to foreign currency derivatives and intercompany loans	2.5	(2.5)
Normal profit	(0.6)	1.4
Provision for doubtful accounts	1.1	1.4
Loss (gain) on disposal of property and equipment	(1.0)	—
Deferred income taxes	(6.9)	2.1
Stock-based compensation	11.0	11.3
Excess tax benefits from stock-based compensation	—	(0.4)
Equity in income of unconsolidated joint ventures	(24.1)	(28.7)
Dividends received from unconsolidated joint ventures	23.1	18.6
Changes in operating assets, liabilities and other, net of effects of business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	88.8	(68.8)
Inventory	1.4	(0.5)
Other current assets	3.0	(5.4)
Advances to unconsolidated joint ventures	—	(5.7)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(129.9)	(20.1)
Billings in excess of costs and accrued earnings on contracts	(12.5)	(65.5)
Other long-term liabilities	35.2	(4.1)
Other long-term assets	(95.8)	2.7
Total adjustments and changes	(37.1)	(126.2)
Net cash from operating activities	49.7	(20.7)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	3.4	9.5
Investments in unconsolidated joint ventures	(0.1)	(4.0)
Changes in restricted cash	1.9	1.7
Capital expenditures, less equipment purchased through capital leases and equipment notes	(25.0)	(17.8)
Net cash from investing activities	(19.8)	(10.6)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Continued)
(In millions)

	Three Months Ended
	March 29,	March 30,
	2013	2012
Cash flows from financing activities:
Borrowings from long-term debt	—	998.9
Payments on long-term debt	(1.2)	(1.6)
Borrowings from revolving line of credit	255.0	50.0
Payments on revolving line of credit	(234.5)	(73.6)
Net payments under foreign lines of credit and short-term notes	(2.3)	(8.9)
Net change in overdrafts	(31.4)	0.6
Payments on capital lease obligations	(4.5)	(2.6)
Payments of debt issuance costs	—	(8.7)
Excess tax benefits from stock-based compensation	—	0.4
Proceeds from employee stock purchases and exercises of stock options	6.3	1.0
Distributions to noncontrolling interests	(15.7)	(15.5)
Contributions and advances from noncontrolling interests	0.8	0.5
Dividends paid	(14.9)	—
Repurchases of common stock	(45.1)	(40.0)
Net cash from financing activities	(87.5)	900.5
Net change in cash and cash equivalents	(57.6)	869.2
Effect of foreign exchange rate changes on cash and cash equivalents	(8.1)	4.3
Cash and cash equivalents at beginning of period	314.5	436.0
Cash and cash equivalents at end of period	$248.8	$1,309.5

Supplemental information:
Interest paid	$6.3	$7.3
Taxes paid	$10.2	$8.8

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$17.8	$3.9
Cash dividends declared but not paid	$16.0	$15.2

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  Headquartered in San Francisco, we have more than 50,000 employees in a global network of offices in nearly 50 countries.  We operate through four reporting segments:  the Infrastructure & Environment Division, the Federal Services Division, the Energy & Construction Division, and the Oil & Gas Division.  Our Oil & Gas Division is composed of the former operations of Flint Energy Services Ltd. (“Flint”), which we acquired on May 14, 2012.

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.  The results of operations for the three months ended March 29, 2013 are not indicative of the operating results for the full year or for future years.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

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

The operating results of Flint prior to the acquisition date, May 14, 2012, are not included in our condensed consolidated financial statements.  See Note 8, “Acquisition,” for more information regarding this acquisition.

Investments in unconsolidated joint ventures are accounted for using the equity method and are included as investments in and advances to unconsolidated joint ventures on our Condensed Consolidated Balance Sheets.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

We made reclassifications to the prior year’s financial statements to conform them to the current period’s presentation.  These reclassifications have no effect on our consolidated net cash flows or consolidated net income.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At March 29, 2013 and December 28, 2012, our restricted cash balances were $15.2 million and $17.1 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 6, “Joint Ventures.”

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An amendment to the accounting standard related to the presentation of other comprehensive income was issued.  It requires public entities to provide information about amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income and, in some cases, cross-references to related footnote disclosures.  This portion of the standard is effective for us beginning with our first interim period in fiscal year 2013.  See Note 16, “Reclassifications Out of Accumulated Other Comprehensive Income (Loss),” for more information.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

An accounting standard update was issued related to obligations stemming from joint and several liability arrangements.  It addresses the recognition, measurement and disclosure of obligations when multiple parties incur joint liabilities where the total amount of the obligation is fixed at the financial reporting date.  The standard requires the recognition of the total amount of the liability that the parties are obligated to pay under an arrangement, along with any additional amount the company might expect to pay on behalf of other parties to the liability.  This standard is effective for periods beginning with our first interim period in fiscal year 2014, with an option for early adoption.  We have adopted this standard early, in connection with the filing of our Form 8-K on April 17, 2013.  See Note 17, “Condensed Consolidating Financial Information.”

An accounting standard update was issued related to foreign currency matters.  The standard update addresses the accounting for the release of cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a business unit or a group of assets that do not produce a profit within a foreign entity.  Under such circumstances, a parent company is required to release any related currency adjustments to earnings.  The currency adjustment is released into earnings only if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in question.  The standard update is effective for us for periods beginning with our first interim period in fiscal year 2014.  We do not expect that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

An accounting standard was issued relating to the preparation of financial statements when an entity is ceasing operations and selling assets to settle debts with creditors.  Financial statements must be prepared using a liquidation basis of accounting to help users understand how much the organization will have available to distribute to investors after disposing of its assets and settling its obligations.  The liquidation basis is used when liquidation is “imminent.”  Liquidation is considered imminent when there is only a remote likelihood that the organization will return from liquidation, and one of the following conditions is true (a) a plan for liquidation is approved by the relevant organization officials, and the likelihood that the plan will be blocked by other parties is considered remote or (b) a plan for liquidation is being imposed by other forces.  The standard is effective for us beginning with our first interim and annual reporting periods in fiscal year 2014.  We currently do not expect that the adoption of the standard will have a material impact on our condensed consolidated financial statements.

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

The following table summarizes the components of weighted-average shares of common stock outstanding for both basic and diluted EPS:

	Three Months Ended
	March 29,	March 30,
(In millions)	2013	2012

Weighted-average shares of common stock outstanding (1)	74.4	74.0
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	0.5	0.3
Weighted-average shares of common stock outstanding – Diluted	74.9	74.3

(1)	Weighted-average shares of common stock outstanding is net of treasury stock.

	March 29,	March 30,
(In millions)	2013	2012
Anti-dilutive equity awards not included above	0.1	1.1

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

Costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.  As of March 29, 2013 and December 28, 2012, $343.7 million and $264.9 million, respectively, of Unbilled Accounts Receivable are not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Accounts receivable and Unbilled Accounts Receivable include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Generally, these items have not been material and have been resolved in the ordinary course of business.

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our Unbilled Accounts Receivable includes amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of March 29, 2013 and December 28, 2012, we had financing receivables with contractual terms in excess of one year of $134.7 million and $121.4 million, respectively.

The following table summarizes the components of our accounts receivable and Unbilled Accounts Receivable with the U.S. federal government and with other customers as of March 29, 2013 and December 28, 2012:

	March 29,	December 28,
(In millions)	2013	2012
Accounts receivable:
U.S. federal government	$429.4	$376.2
Others	1,092.8	1,178.6
Total accounts receivable	$1,522.2	$1,554.8
Unbilled Accounts Receivable:
U.S. federal government	$877.2	$892.7
Others	793.2	756.5
Total	1,670.4	1,649.2
Less: Amounts included in Other long-term assets	(343.7)	(264.9)
Unbilled Accounts Receivable	$1,326.7	$1,384.3

NOTE 5.  INVENTORY

The table below presents the components of inventory:

	March 29,	December 28,
(In millions)	2013	2012
Raw materials	$12.6	$14.2
Work in progress	10.7	9.8
Finished goods	24.4	24.9
Supplies	12.4	12.6
Total	$60.1	$61.5

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

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the three months ended March 29, 2013.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	March 29,	December 28,
(In millions)	2013	2012
Cash and cash equivalents	$66.4	$80.1
Net accounts receivable	262.2	282.2
Other current assets	2.6	2.9
Noncurrent assets	122.7	143.3
Total assets	$453.9	$508.5

Accounts and subcontractors payable	$120.3	$185.0
Billings in excess of costs and accrued earnings on contracts	4.6	8.7
Accrued expenses and other	43.5	40.0
Noncurrent liabilities	12.0	22.7
Total liabilities	180.4	256.4

Total URS equity	133.3	110.2
Noncontrolling interests	140.2	141.9
Total owners’ equity	273.5	252.1
Total liabilities and owners’ equity	$453.9	$508.5

Total revenues of the consolidated joint ventures were $254.1 million and $359.5 million for the three months ended March 29, 2013 and March 30, 2012, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
March 29, 2013
Current assets	$681.0
Noncurrent assets	$31.7
Current liabilities	$453.1
Noncurrent liabilities	$11.5

December 28, 2012
Current assets	$594.1
Noncurrent assets	$23.8
Current liabilities	$372.5
Noncurrent liabilities	$7.8

Three months ended March 29, 2013 (1)
Revenues	$546.4
Cost of revenues	$(486.7)
Income from continuing operations before tax	$59.7
Net income	$56.0

Three months ended March 30, 2012 (1)
Revenues	$363.9
Cost of revenues	$(299.9)
Income from continuing operations before tax	$64.0
Net income	$58.2

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $23.1 million and $18.6 million, respectively, of distributions from unconsolidated joint ventures for the three months ended March 29, 2013 and March 30, 2012.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 7.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	March 29,	December 28,
(In millions)	2013	2012
Construction and mining equipment	$268.6	$266.4
Computer software	227.3	219.5
Computer hardware	206.7	198.2
Vehicles and automotive equipment	172.9	172.2
Leasehold improvements	136.2	130.1
Land and buildings	112.5	114.1
Furniture and fixtures	92.2	97.7
Other equipment	74.7	72.4
Construction in progress	20.8	15.6
	1,311.9	1,286.2
Accumulated depreciation and amortization	(631.4)	(598.7)
Property and equipment at cost, net (1)	$680.5	$687.5

(1)	The unamortized computer software costs were $74.5 million and $71.1 million, respectively, as of March 29, 2013 and December 28, 2012.

NOTE 8.  ACQUISITION

Flint Acquisition

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of the acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  In connection with the acquisition of Flint, we recognized $5.6 million for the three months ended March 30, 2012 in “Acquisition-related expenses” on our Condensed Consolidated Statements of Operations.

Investments in and advances to unconsolidated joint ventures.  As a result of the Flint acquisition, we hold a 50% voting and economic interest in a joint venture that provides operations, maintenance, asset management and project management services to the Canadian energy sector.  The fair value of our investment in this joint venture at the acquisition date was higher than the underlying equity interest.  This difference of $128.5 million includes $38.0 million representing intangible assets, and the remaining amount representing goodwill.  The intangible assets are being amortized, as a reduction to earnings against the equity in income of this unconsolidated joint venture, over a period ranging from three to 40 years.  For the three months ended March 29, 2013, amortization of these intangible assets was $2.7 million.

Pro forma results.  The unaudited financial information in the table below summarizes the combined results of the operations of URS Corporation and Flint for the three months ended March 30, 2012, on a pro forma basis, as though the companies had been combined as of January 1, 2011.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2011 nor should it be taken as indicative of our future consolidated results of operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Pro Forma Three Months Ended
(In millions, except per share data)	March 30, 2012

Revenues	$2,931.8
Net income (loss) including noncontrolling interests	$107.1
Net income (loss) attributable to URS	81.3
Earnings (loss) per share:
Basic EPS	$1.10
Diluted EPS	$1.09

The table below shows the material pre-tax, nonrecurring adjustment in the pro forma financial information for the three months ended March 30, 2012:

Pro Forma
Pre-tax, nonrecurring adjustment (In millions)	Three Months Ended
March 30, 2012 (1)

Acquisition-related expenses	$7.3

(1)	Included in the pro forma results for the three months ended March 30, 2012 is a nonrecurring adjustment related to URS and Flint acquisition-related expenses.

NOTE 9.  INDEBTEDNESS

Indebtedness consisted of the following:

	March 29,	December 28,
(In millions)	2013	2012
Term loan, net of debt issuance costs	$666.6	$666.3
3.85% Senior Notes (net of discount)	399.6	399.5
5.00% Senior Notes (net of discount)	599.5	599.5
7.50% Canadian Notes (including premium)	198.6	203.8
Revolving line of credit	119.0	100.5
Other indebtedness	102.1	94.7
Total indebtedness	2,085.4	2,064.3
Less:
Current portion of long-term debt	83.0	71.8
Long-term debt	$2,002.4	$1,992.5

2011 Credit Facility

As of each of March 29, 2013 and December 28, 2012, the outstanding balance of the term loan under our senior credit facility (“2011 Credit Facility”) was $670.0 million.  As of March 29, 2013 and December 28, 2012, the interest rates applicable to the term loan were 1.70% and 1.71%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of March 29, 2013.

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

As of March 29, 2013 and December 28, 2012, we had an outstanding balance of $119.0 million and $100.5 million on our revolving line of credit, respectively.  As of March 29, 2013, we had issued $133.3 million of letters of credit, leaving $747.7 million available under our revolving credit facility.

Senior Notes and Canadian Notes

On March 15, 2012, we issued, in a private placement, $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  As of March 29, 2013, the outstanding balance of the Senior Notes was $999.1 million, net of $1.0 million of discount.

The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are wholly owned domestic obligors or wholly owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.  See Note 17, “Condensed Consolidating Financial Information.”

In connection with the sale of the Senior Notes, we entered into a registration rights agreement under which we filed a registration statement, on April 17, 2013, with the Securities and Exchange Commission (“SEC”) offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  The registration statement has not yet been declared effective by the SEC.  Until we complete our exchange offer, we will be required to pay additional interest up to a maximum of 50 basis points to the holders of the Senior Notes.

On May 14, 2012, we guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$175.0 million).  As of March 29, 2013, the outstanding balance of the Canadian Notes was $198.6 million, including $26.5 million of premium.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of March 29, 2013.

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of March 29, 2013 and December 28, 2012, we had outstanding amounts of $43.6 million and $35.5 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the other indebtedness were approximately 5.71% and 4.68% as of March 29, 2013 and December 28, 2012, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of March 29, 2013 and December 28, 2012, we maintained several credit lines with an aggregate borrowing capacity of $49.0 million and $50.8 million, respectively, and had remaining borrowing capacity of $45.2 and $47.7 million, respectively.

Capital Leases.  As of March 29, 2013 and December 28, 2012, we had obligations under our capital leases of approximately $58.5 million and $59.2 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Foreign Currency Translation Losses Related to Intercompany Loans.  We recorded foreign currency translation losses of $2.5 million on intercompany loans for the three months ended March 29, 2013.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 10.  FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of March 29, 2013 and December 28, 2012, the estimated fair market values of the term loan under our 2011 Credit Facility were approximately $668.0 million and $667.3 million, respectively.  The carrying value of this term loan on our Condensed Consolidated Balance Sheets as of both March 29, 2013 and December 28, 2012 was $670.0 million, excluding unamortized issuance costs.  The fair value of our term loan was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.

Senior Notes and Canadian Notes

As of March 29, 2013, the estimated fair market value of the Senior Notes was approximately $1.2 billion and the carrying value of these notes on our Condensed Consolidated Balance Sheets was $1.2 billion, excluding unamortized discount.  The fair value of the Senior Notes and Canadian Notes was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of the notes.

Derivative Instruments

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data, including spot and forward rates.  As of March 29, 2013, there were no derivative instruments outstanding.

Foreign Currency Exchange Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we may purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.

In March 2012, we entered into various foreign currency forward contracts with an aggregate notional amount of C$1.25 billion (equivalent to US$1.25 billion as of March 30, 2012) with maturity windows ranging from March 7, 2012 to May 31, 2012.  The primary objective of the contracts was to manage our exposure to foreign currency transaction risk related to the funding of our pending acquisition of Flint in Canadian dollars.  These contracts settled during the second quarter of 2012.  For the three months ended March 30, 2012, we recorded a gain of $2.5 million on our foreign currency forward contracts in “Other income (expenses)” on our Condensed Consolidated Statements of Operations.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	March 29,	December 28,
(In millions)	2013	2012
Billings in excess of costs and accrued earnings on contracts	$184.0	$211.7
Project-related legal liabilities and other project-related reserves	61.5	55.2
Advance payments negotiated as a contract condition	8.0	9.8
Normal profit liabilities	2.5	4.8
Estimated losses on uncompleted contracts	8.2	7.6
Total	$264.2	$289.1

NOTE 12.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to our defined benefit plans for the three months ended March 29, 2013 and March 30, 2012 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	March 29,	March 30,	March 29,	March 30,
(In millions)	2013	2012	2013	2012
Service cost	$2.2	$2.0	$0.1	$0.1
Interest cost	4.4	4.7	5.7	5.6
Expected return on plan assets	(4.8)	(4.4)	(6.0)	(5.5)
Amortization of:
Prior service costs	(0.1)	(0.7)	—	—
Net loss	3.9	2.4	—	—
Net periodic pension costs	$5.6	$4.0	$(0.2)	$0.2

During the three months ended March 29, 2013, we made cash contributions, including employer-directed benefit payments, of $7.1 million to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $23.5 million for the remainder of our 2013 fiscal year.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three months ended March 29, 2013 and March 30, 2012 were as follows:

	Three Months Ended
	March 29,	March 30,
(In millions)	2013	2012
Interest cost	$0.4	$0.5
Expected return on plan assets	(0.1)	(0.1)
Net loss	0.1	—
Net periodic benefit costs	$0.4	$0.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

During the three months ended March 29, 2013, we made employer-directed benefit payments of $0.8 million to the post-retirement benefit plans.  We expect to make cash contributions, including estimated employer-directed benefit payments, of approximately $2.8 million for the remainder of our 2013 fiscal year.

NOTE 13.  STOCKHOLDERS' EQUITY

Dividend Program

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013
February 22, 2013	$0.21	March 15, 2013	$16.0	April 5, 2013
May 3, 2013	$0.21	June 14, 2013	NA	July 5, 2013

NA = Not available

Equity Incentive Plan

As of March 29, 2013, approximately 3.5 million shares had been issued as restricted stock awards and 0.9 million shares were issuable upon the vesting of restricted stock units under our 2008 Incentive Plan.  In addition, approximately 0.6 million shares remained reserved for future grants under our 2008 Incentive Plan.  On March 28, 2013, our Board adopted an amendment and restatement of our 2008 Incentive Plan, subject to stockholder approval.  If our amended 2008 Incentive Plan is approved by our stockholders, the aggregate number of shares of our common stock authorized for issuance under the plan will increase by 1.5 million shares and the term of the plan will be extended until May 23, 2018.

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three months ended March 29, 2013 and March 30, 2012:

	Three Months Ended
	March 29,	March 30,
(In millions, except average price paid per share)	2013	2012

Common stock repurchase shares	1.0	1.0
Average price paid per share	$42.96	$40.00
Cost of common stock repurchased	$45.1	$40.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units and our employee stock purchase plan for the three months ended March 29, 2013 and March 30, 2012:

	Three Months Ended
	March 29,	March 30,
(In millions)	2013	2012
Stock-based compensation expense:
Restricted stock awards and units	$10.9	$11.2
Employee stock purchase plan	0.1	0.1
Stock-based compensation expense	$11.0	$11.3

Stock-based compensation expense included in:
Cost of revenues	$8.3	$8.4
General and administrative expenses	2.7	2.9
Stock-based compensation expense	$11.0	$11.3

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

These four segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.  The information disclosed in our condensed consolidated financial statements is based on the four segments that compose our current organizational structure.

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

	Three Months Ended
	March 29,	March 30,
(In millions)	2013	2012
Revenues
Infrastructure & Environment	$933.4	$964.2
Federal Services	678.2	717.1
Energy & Construction	664.8	725.7
Oil & Gas (1)	583.8	—
Inter-segment, eliminations and other	(57.7)	(45.5)
Total revenues	$2,802.5	$2,361.5
Equity in income (loss) of unconsolidated joint ventures
Infrastructure & Environment	$1.1	$0.8
Federal Services	1.4	1.6
Energy & Construction	21.7	26.3
Oil & Gas (1)	(0.1)	—
Total equity in income of unconsolidated joint ventures	$24.1	$28.7
URS operating income (loss) (2)
Infrastructure & Environment	$40.8	$45.4
Federal Services	99.1	93.0
Energy & Construction	12.3	22.8
Oil & Gas (1)	8.2	—
Corporate (3)	(22.7)	(25.6)
Total URS operating income (loss)	$137.7	$135.6
Operating income (loss)
Infrastructure & Environment	$41.3	$45.9
Federal Services	99.1	93.0
Energy & Construction	27.1	48.1
Oil & Gas (1)	7.8	—
Corporate (3)	(22.7)	(25.6)
Total operating income (loss)	$152.6	$161.4
Depreciation and amortization
Infrastructure & Environment	$12.5	$14.4
Federal Services	9.3	9.6
Energy & Construction	12.0	11.7
Oil & Gas (1)	31.6	—
Corporate (3)	2.1	1.5
Total depreciation and amortization	$67.5	$37.2

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)
We are providing information regarding URS operating income (loss) by segment because management uses this information to assess performance and make decisions about resource allocation.  URS operating income is defined as segment operating income after reduction for pre-tax noncontrolling interests, but before the reduction of any pre-tax goodwill impairment charges.

(3)	Corporate includes expenses related to corporate functions and acquisition-related expenses.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Reconciliations of URS operating income by segment to segment operating income for the three months ended March 29, 2013 and March 30, 2012 are as follows:

	Three Months Ended March 29, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$40.8	$99.1	$12.3	$8.2	$(22.7)	$137.7
Noncontrolling interests	0.5	—	14.8	(0.4)	—	14.9
Operating income (loss)	$41.3	$99.1	$27.1	$7.8	$(22.7)	$152.6

	Three Months Ended March 30, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$45.4	$93.0	$22.8	$—	$(25.6)	$135.6
Noncontrolling interests	0.5	—	25.3	—	—	25.8
Operating income (loss)	$45.9	$93.0	$48.1	$—	$(25.6)	$161.4

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	March 29,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$9.0	$8.1
Federal Services	6.6	5.7
Energy & Construction	119.6	124.5
Oil & Gas	137.0	140.0
Total investments in and advances to unconsolidated joint ventures	$272.2	$278.3

Infrastructure & Environment	$139.8	$141.0
Federal Services	40.0	36.6
Energy & Construction	58.4	60.1
Oil & Gas	412.6	422.9
Corporate	29.7	26.9
Total property and equipment, net of accumulated depreciation	$680.5	$687.5

Total assets by segment are as follows:

	March 29,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$2,180.7	$2,267.5
Federal Services	1,636.9	1,645.8
Energy & Construction	2,762.9	2,776.5
Oil & Gas	1,860.3	1,904.4
Corporate	183.2	192.3
Total assets	$8,624.0	$8,786.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Interim Goodwill Review

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews when triggering events occur.  During the first quarter of 2013, a government sequestration order was signed canceling budgetary resources across the federal government for fiscal year 2013.  The budget cuts spread across many key government programs and agencies, several of which were related to markets we serve.  This event prompted us to perform an interim goodwill impairment test as of March 29, 2013.  Management determined that three of our seven reporting units could potentially be impacted by the federal sequester.  We performed an analysis to determine whether the fair value of each reporting unit was less than its carrying amount.  Analytical procedures were also performed to include an analysis of the impact on stock market prices of URS and comparable companies, review of stock analyst reports, and management guidance and commentary from comparable companies.  Based on this analysis, it was determined that there was no impairment due to the sequestration event.

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

Our revenues from the U.S. Army and DOE by division for the three months ended March 29, 2013 and March 30, 2012 are presented below:

	Three Months Ended
	March 29,	March 30,
(In millions, except percentages)	2013	2012
The U.S. Army (1)
Infrastructure & Environment	$33.0	$43.8
Federal Services	388.4	373.1
Energy & Construction	24.8	24.9
Total U.S. Army	$446.2	$441.8
Revenues from the U.S. Army as a percentage of our consolidated revenues	16%	19%

DOE
Infrastructure & Environment	$1.1	$1.1
Federal Services	3.9	5.9
Energy & Construction	206.8	253.0
Total DOE	$211.8	$260.0
Revenues from DOE as a percentage of our consolidated revenues	8%	11%

Revenues from the federal market sector as a percentage of our consolidated revenues	38%	50%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and our affiliates are subject to various contractual disputes, governmental audits and investigations, and legal proceedings alleging, among other things, contractual, tortious or statutory breaches.  The final outcomes of these various matters cannot be predicted or estimated with certainty.  We are including information regarding the following matters:

•
USAID Egyptian Projects:  In March 2003, Washington Group International, Inc., a Delaware company, (“WGI Delaware”), our wholly-owned subsidiary, was notified by the Department of Justice that the federal government was considering civil litigation against WGI Delaware for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI Delaware’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI Delaware, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, as well as common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of the approximately $373.0 million paid to WGI Delaware under the specified contracts.  WGI Delaware has denied any liability in the action and contests the federal government’s damage allegations and its entitlement to recovery.  All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI Delaware filed a motion in Idaho District Court to dismiss the federal government’s claims or to stay the Idaho action and also a motion in Bankruptcy Court in Nevada to dismiss the government’s claims for failure to give appropriate notice or otherwise preserve its claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred.  The federal government appealed the Bankruptcy Court's order to the United States District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the Nevada District Court reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  WGI Delaware renewed its motion in Bankruptcy Court, and in November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and could no longer be pursued.  On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the False Claims and the Federal Foreign Assistance Acts are not barred.  On November 7, 2012, WGI Delaware appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel.

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

WGI Ohio filed a motion for summary judgment, seeking dismissal on grounds that government contractors are immune from liability.  On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment, but several plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals on April 27, 2009.  On September 14, 2010, the Court of Appeals reversed the District Court’s summary judgment decision and WGI Ohio’s dismissal, and remanded the case back to the District Court for further litigation.  On August 1, 2011, the District Court decided that the government contractor immunity defense would not be available to WGI Ohio at trial, but would be an issue for appeal.  Five of the cases were tried in District Court from September 12, 2012 through October 3, 2012.  On April 12, 2013, the District Court ruled in favor of WGI Ohio and the Army Corps of Engineers finding that the five plaintiffs failed to prove that WGI Ohio’s or the Army Corps of Engineers’ actions caused the failure of the Industrial Canal floodwall during Hurricane Katrina.  The plaintiffs will have the right to appeal the decision to the Fifth Circuit Court of Appeals.

WGI Ohio intends to continue to defend these matters vigorously; however, WGI Ohio cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the likelihood of an appeal, the unknown number of individual plaintiffs who are actually asserting claims against WGI Ohio; the uncertainty regarding the nature and amount of each individual plaintiff’s damage claims; uncertainty concerning legal theories and factual bases that plaintiffs may present and their resolution by courts or regulators; and uncertainty about the plaintiffs’ claims, if any, that might survive certain key motions of our affiliate, as well as a number of additional factors.

•
DOE Deactivation, Demolition, and Removal Project:  WGI Ohio executed a cost-reimbursable task order with the DOE in 2007 to provide deactivation, demolition and removal services at a New York State project site that during 2010 experienced contamination and performance issues.  In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk.  The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $105.9 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $105.9 million to $145.9 million, and requires WGI Ohio to pay all project costs exceeding $145.9 million.  In addition, in September 2011, WGI Ohio voluntarily paid a civil penalty related to the contamination incident.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Through March 29, 2013, WGI Ohio has incurred total project costs of $234.9 million and has recorded cumulative project losses of $15.3 million.  Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene, WGI Ohio has been required to perform work outside the scope of the Task Order Modification.  Based on changes and delays to date, requests for equitable adjustment (“REA”) amounting to $47.1 million and proposals related to the hurricane-caused impacts and other directed changes in the amount of $105.1 million have been submitted to the DOE for approval.  WGI Ohio also expects to submit additional REAs of at least $8.7 million to the DOE in 2013.  Through March 29, 2013, the DOE authorized an additional $30.7 million of funding primarily related to the hurricane-caused impacts.  In early 2013, WGI Ohio submitted several certified claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $100.8 million of the above unfunded REA and proposal costs incurred to date and $4.5 million of fee on the expanded work scope.  The final project completion costs are not currently estimable due to continuing delays in permitting, other delays, and approval of a final project plan.  WGI Ohio can give no assurance that it will not be obligated to pay some or all of the REAs, non-funded hurricane-caused impacts, the other directed changes, and additional project completion costs, which would negatively impact our future results of operations.

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by our wholly-owned subsidiary, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  Subsequently, on November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce asserting claims up to $52.6 million.  Washington Group Bolivia brought a $50 million counterclaim on August 3, 2012 against the mine owner asserting claims of wrongful termination and lost productivity.  Arbitration on the mine owner’s claims and Washington Group Bolivia’s counterclaims commenced and concluded in December 2012.  In the course of the arbitration proceedings, the mine owner has reduced its claims to approximately $32.2 million, while Washington Group Bolivia has refined its counterclaim amount to not more than $62.9 million.

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

•
Canadian Pipeline Contract:  In January 2010, a pipeline owner filed an action in the Court of Queen’s Bench of Alberta, Canada against Flint, a company we acquired in May 2012, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line.  The pipeline owner alleges it has suffered approximately C$85.0 million in damages in connection with the abandonment and replacement of the pipeline.  Flint was the construction contractor on the pipeline project.  Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line.  In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint.  Flint believes the damages were caused or contributed to by the negligence of one or more of the co-defendants and/or by the negligent operation of the pipeline owner.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Flint intends to continue to defend this matter vigorously; however, it cannot provide assurance that it will be successful, in whole or in part, in these efforts.  The potential range of loss and the resolution of this matter cannot be determined at this time primarily due to the early stage of the discovery; the substantial uncertainty regarding the actual cause of the damage to or loss of the line; the nature and amount of each individual damage claim against the various defendants; and the uncertainty concerning legal theories and factual bases that the customer may present against all or some of the defendants.

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

Guarantee Obligations and Commitments

As of March 29, 2013, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.

As of March 29, 2013, we had $35.6 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 16.  RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at December 30, 2011	$(108.8)	$(2.0)	$—	$(110.8)
Other comprehensive income before reclassification	0.1	21.1	(0.7)	20.5
Amounts reclassified from accumulated other comprehensive income:
Prior service costs, net of tax (1)	(0.4)	—	—	(0.4)
Actuarial (gains) losses, net of tax (1)	1.4	—	—	1.4
Net current-period other comprehensive income	1.1	21.1	(0.7)	21.5
Balances at March 30, 2012	$(107.7)	$19.1	$(0.7)	$(89.3)

Balances at December 28, 2012	$(135.4)	$22.8	$(0.6)	$(113.2)
Other comprehensive income before reclassification	1.6	(36.1)	—	(34.5)
Amounts reclassified from accumulated other comprehensive income:
Prior service costs, net of tax (1)	(0.1)	—	—	(0.1)
Actuarial (gains) losses, net of tax (1)	2.4	—	—	2.4
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	(0.2)	—	(0.2)
Net current-period other comprehensive income	3.9	(36.3)	—	(32.4)
Balances at March 29, 2013	$(131.5)	$(13.5)	$(0.6)	$(145.6)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension costs, which were recorded in “Cost of revenues” and “General and administrative expenses” in our Condensed Consolidated Statements of Operations.  See Note 12, “Employee Retirement and Post-Retirement Benefit Plans,” for more information.

(2)	This accumulated other comprehensive income component is reclassified into “Cost of revenues” in our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 17.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On March 15, 2012, URS Corporation, the parent company (“Parent”), and URS Fox US LP (“Fox LP”), a 100% owned subsidiary of the Parent, issued the Senior Notes.  See Note 9, “Indebtedness,” for more information.  The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) on a joint-and-several basis by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are 100% owned domestic obligors or 100% owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.  Each of the Guarantor subsidiaries is 100% owned by the Parent.

Consistent with the arrangement between the Parent and Fox LP, $299.4 million and $699.6 million of the Senior Notes are included in the liabilities of the Parent and Fox LP, as of both December 28, 2012 and March 29, 2013, respectively, net of $1.0 million of total discount.

Revision of Previously Issued Condensed Consolidating Financial Information

During the quarter ended March 29, 2013, we identified an error related to the presentation of intercompany accounts receivable and payable, and the presentation of short-term and long-term intercompany notes payable as of December 28, 2012.  This revision had no impact on any consolidated totals of the condensed consolidating financial information.  However, the revision impacted the amounts presented in the Issuer Parent, Guarantors, Non-guarantors and Elimination columns in the Condensed Consolidating Balance Sheets as of December 28, 2012.  The errors also impacted the amounts presented in the Condensed Consolidating Statement of Cash Flows between investing and financing activities for the year ended December 28, 2012.   These errors were included in the previously filed condensed consolidating financial information filed with our Form 8-K filed on April 17, 2013.

We assessed the materiality of the errors in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the previously issued condensed consolidating financial information was not materially misstated.  In accordance with the SEC’s Staff Accounting Bulletin 108, we have corrected these immaterial errors by revising the previously issued condensed consolidating financial information included in this footnote.

Accordingly, the condensed consolidating financial information, as of and for the fiscal year ended December 28, 2012, have been revised to correct the immaterial errors described above.  This revision will be presented prospectively in future filings.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The revisions and related impacts to the current assets, current liabilities, total assets, total liabilities, cash flows from financing activities and cash flows from investing activities as of and for the year ended December 28, 2012 are presented below:

	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Reported
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5
Accounts receivable, including retentions	—	—	771.2	811.8	(28.2)	1,554.8
Costs and accrued earnings in excess of billings on contracts	—	—	876.9	515.7	(8.3)	1,384.3
Less receivable allowances	—	—	(29.1)	(40.6)	—	(69.7)
Net accounts receivable	—	—	1,619.0	1,286.9	(36.5)	2,869.4
Intercompany accounts receivable	1,765.8	22.4	4,248.9	1,530.6	(7,567.7)	—
Deferred tax assets	6.8	—	60.3	0.5	—	67.6
Inventory	—	—	5.5	56.0	—	61.5
Other current assets	38.2	—	65.5	111.3	(10.8)	204.2
Total current assets	1,825.2	22.4	6,015.5	3,270.7	(7,616.6)	3,517.2
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,400.5	20.7	1,812.0	258.9	(7,213.8)	278.3
Property and equipment at cost, net	26.9	—	159.7	500.9	—	687.5
Intangible assets, net	0.2	—	223.5	468.5	—	692.2
Goodwill	—	—	1,778.7	1,468.4	—	3,247.1
Other long-term assets	22.4	—	231.3	115.3	(4.8)	364.2
Total assets	$7,275.2	$43.1	$10,220.7	$6,082.7	$(14,835.2)	$8,786.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18.9	$—	$10.0	$42.9	$—	$71.8
Accounts payable and subcontractors payable, including retentions	4.1	—	382.8	454.8	(38.2)	803.5
Accrued salaries and employee benefits	41.1	—	362.6	155.1	—	558.8
Billings in excess of costs and accrued earnings on contracts	—	—	146.4	143.0	(0.3)	289.1
Intercompany accounts payable	3,138.3	14.7	3,109.1	1,305.6	(7,567.7)	—
Short-term intercompany notes payable	14.3	—	20.0	599.2	(633.5)	—
Other current liabilities	59.4	8.6	146.3	74.0	(10.5)	277.8
Total current liabilities	3,276.1	23.3	4,177.2	2,774.6	(8,250.2)	2,001.0
Long-term debt	952.2	699.6	16.9	323.8	—	1,992.5
Deferred tax liabilities	—	—	247.6	85.5	(4.8)	328.3
Self-insurance reserves	—	—	18.3	111.5	—	129.8
Pension and post-retirement benefit obligations	—	—	185.4	115.5	—	300.9
Long-term intercompany notes payable	—	—	561.7	687.8	(1,249.5)	—
Other long-term liabilities	2.9	—	197.0	71.1	—	271.0
Total liabilities	4,231.2	722.9	5,404.1	4,169.8	(9,504.5)	5,023.5
URS stockholders' equity	3,621.1	8.0	5,400.4	1,805.3	(7,213.7)	3,621.1
Intercompany notes receivable	(577.1)	(687.8)	(583.8)	(34.3)	1,883.0	—
Total URS stockholders' equity	3,044.0	(679.8)	4,816.6	1,771.0	(5,330.7)	3,621.1
Noncontrolling interests	—	—	—	141.9	—	141.9
Total stockholders' equity	3,044.0	(679.8)	4,816.6	1,912.9	(5,330.7)	3,763.0
Total liabilities and stockholders' equity	$7,275.2	$43.1	$10,220.7	$6,082.7	$(14,835.2)	$8,786.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Adjustment
ASSETS
Current assets:
Accounts receivable, including retentions	$—	$—	$0.1	$—	$(0.1)	$—
Net accounts receivable	—	—	0.1	—	(0.1)	—
Intercompany accounts receivable	27.4	—	(315.8)	(261.6)	550.0	—
Total current assets	27.4	—	(315.7)	(261.6)	549.9	—
Investments in and advances to subsidiaries and unconsolidated joint ventures	0.1	—	0.2	4.0	(4.3)	—
Intangible assets, net	—	—	(0.2)	0.2	—	—
Other long-term assets	(0.1)	—	—	(0.2)	0.3	—
Total assets	$27.4	$—	$(315.7)	$(257.6)	$545.9	$—
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and subcontractors payable, including retentions	$0.1	$—	$(0.1)	$—	$—	$—
Accrued salaries and employee benefits	(0.1)	—	0.1	—	—	—
Billings in excess of costs and accrued earnings on contracts	—	—	(0.1)	—	0.1	—
Intercompany accounts payable	27.4	—	(315.7)	(261.7)	550.0	—
Short-term intercompany notes payable	—	—	—	(577.6)	577.6	—
Other current liabilities	0.1	—	(0.1)	4.0	(4.0)	—
Total current liabilities	27.5	—	(315.9)	(835.3)	1,123.7	—
Deferred tax liabilities	—	—	(0.1)	0.1	—	—
Long-term intercompany notes payable	—	—	—	577.6	(577.6)	—
Other long-term liabilities	(0.1)	—	0.1	—	—	—
Total liabilities	27.4	—	(315.9)	(257.6)	546.1	—
URS stockholders' equity	—	—	0.2	—	(0.2)	—
Total URS stockholders' equity	—	—	0.2	—	(0.2)	—
Total stockholders' equity	—	—	0.2	—	(0.2)	—
Total liabilities and stockholders' equity	$27.4	$—	$(315.7)	$(257.6)	$545.9	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5
Accounts receivable, including retentions	—	—	771.3	811.8	(28.3)	1,554.8
Costs and accrued earnings in excess of billings on contracts	—	—	876.9	515.7	(8.3)	1,384.3
Less receivable allowances	—	—	(29.1)	(40.6)	—	(69.7)
Net accounts receivable	—	—	1,619.1	1,286.9	(36.6)	2,869.4
Intercompany accounts receivable	1,793.2	22.4	3,933.1	1,269.0	(7,017.7)	—
Deferred tax assets	6.8	—	60.3	0.5	—	67.6
Inventory	—	—	5.5	56.0	—	61.5
Other current assets	38.2	—	65.5	111.3	(10.8)	204.2
Total current assets	1,852.6	22.4	5,699.8	3,009.1	(7,066.7)	3,517.2
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,400.6	20.7	1,812.2	262.9	(7,218.1)	278.3
Property and equipment at cost, net	26.9	—	159.7	500.9	—	687.5
Intangible assets, net	0.2	—	223.3	468.7	—	692.2
Goodwill	—	—	1,778.7	1,468.4	—	3,247.1
Other long-term assets	22.3	—	231.3	115.1	(4.5)	364.2
Total assets	$7,302.6	$43.1	$9,905.0	$5,825.1	$(14,289.3)	$8,786.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18.9	$—	$10.0	$42.9	$—	$71.8
Accounts payable and subcontractors payable, including retentions	4.2	—	382.7	454.8	(38.2)	803.5
Accrued salaries and employee benefits	41.0	—	362.7	155.1	—	558.8
Billings in excess of costs and accrued earnings on contracts	—	—	146.3	143.0	(0.2)	289.1
Intercompany accounts payable	3,165.7	14.7	2,793.4	1,043.9	(7,017.7)	—
Short-term intercompany notes payable	14.3	—	20.0	21.6	(55.9)	—
Other current liabilities	59.5	8.6	146.2	78.0	(14.5)	277.8
Total current liabilities	3,303.6	23.3	3,861.3	1,939.3	(7,126.5)	2,001.0
Long-term debt	952.2	699.6	16.9	323.8	—	1,992.5
Deferred tax liabilities	—	—	247.5	85.6	(4.8)	328.3
Self-insurance reserves	—	—	18.3	111.5	—	129.8
Pension and post-retirement benefit obligations	—	—	185.4	115.5	—	300.9
Long-term intercompany notes payable	—	—	561.7	1,265.4	(1,827.1)	—
Other long-term liabilities	2.8	—	197.1	71.1	—	271.0
Total liabilities	4,258.6	722.9	5,088.2	3,912.2	(8,958.4)	5,023.5
URS stockholders' equity	3,621.1	8.0	5,400.6	1,805.3	(7,213.9)	3,621.1
Intercompany notes receivable	(577.1)	(687.8)	(583.8)	(34.3)	1,883.0	—
Total URS stockholders' equity	3,044.0	(679.8)	4,816.8	1,771.0	(5,330.9)	3,621.1
Noncontrolling interests	—	—	—	141.9	—	141.9
Total stockholders' equity	3,044.0	(679.8)	4,816.8	1,912.9	(5,330.9)	3,763.0
Total liabilities and stockholders' equity	$7,302.6	$43.1	$9,905.0	$5,825.1	$(14,289.3)	$8,786.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statements of Cash Flows Data:

As Reported
Net cash from investing activities	$900.8	$—	$743.4	$(851.7)	$(2,239.1)	$(1,446.6)
Net cash from financing activities	$(1,114.4)	$—	$(790.1)	$559.3	$2,237.5	$892.3

Adjustments
Net cash from investing activities	$30.1	$—	$75.5	$39.2	$(144.8)	$—
Net cash from financing activities	$(30.1)	$—	$(75.5)	$(39.2)	$144.8	$—

As Revised
Net cash from investing activities	$930.9	$—	$818.9	$(812.5)	$(2,383.9)	$(1,446.6)
Net cash from financing activities	$(1,144.5)	$—	$(865.6)	$520.1	$2,382.3	$892.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following is our condensed consolidating financial information, segregating the issuers, guarantor subsidiaries and non-guarantor subsidiaries, as of March 29, 2013 and December 28, 2012, and for the three months ended March 29, 2013 and March 30, 2012.

	CONDENSED CONSOLIDATING BALANCE SHEETS – UNAUDITED
	As of March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$49.0	$—	$13.0	$226.9	$(40.1)	$248.8
Accounts receivable, including retentions	—	—	828.7	724.2	(30.7)	1,522.2
Costs and accrued earnings in excess of billings on contracts	—	—	765.3	565.2	(3.8)	1,326.7
Less receivable allowances	—	—	(30.0)	(37.8)	—	(67.8)
Net accounts receivable	—	—	1,564.0	1,251.6	(34.5)	2,781.1
Intercompany accounts receivable	1,757.1	25.1	3,944.1	1,289.4	(7,015.7)	—
Deferred tax assets	7.8	—	64.8	1.0	—	73.6
Inventory	—	—	4.8	55.3	—	60.1
Other current assets	35.0	—	78.6	94.0	(20.7)	186.9
Total current assets	1,848.9	25.1	5,669.3	2,918.2	(7,111.0)	3,350.5
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,435.5	28.4	1,746.0	256.3	(7,194.0)	272.2
Property and equipment at cost, net	29.7	—	159.0	491.8	—	680.5
Intangible assets, net	0.2	—	214.5	440.8	—	655.5
Goodwill	—	—	1,778.7	1,451.2	—	3,229.9
Other long-term assets	21.5	—	337.0	81.6	(4.7)	435.4
Total assets	$7,335.8	$53.5	$9,904.5	$5,639.9	$(14,309.7)	$8,624.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32.6	$—	$9.9	$40.5	$—	$83.0
Accounts payable and subcontractors payable, including retentions	4.3	—	344.9	371.3	(39.8)	680.7
Accrued salaries and employee benefits	33.3	—	338.2	163.7	—	535.2
Billings in excess of costs and accrued earnings on contracts	—	—	147.0	117.4	(0.2)	264.2
Intercompany accounts payable	3,107.7	6.7	2,804.5	1,096.8	(7,015.7)	—
Short-term intercompany notes payable	14.3	—	20.2	21.6	(56.1)	—
Other current liabilities	101.8	16.8	128.0	78.5	(65.6)	259.5
Total current liabilities	3,294.0	23.5	3,792.7	1,889.8	(7,177.4)	1,822.6
Long-term debt	1,001.7	699.6	16.8	284.3	—	2,002.4
Deferred tax liabilities	—	—	251.3	82.9	(4.7)	329.5
Self-insurance reserves	—	—	17.6	115.5	—	133.1
Pension and post-retirement benefit obligations	—	—	181.1	107.4	—	288.5
Long-term intercompany notes payable	—	—	564.3	1,267.3	(1,831.6)	—
Other long-term liabilities	3.1	—	238.0	50.0	—	291.1
Total liabilities	4,298.8	723.1	5,061.8	3,797.2	(9,013.7)	4,867.2
URS stockholders' equity	3,616.6	11.2	5,435.5	1,737.2	(7,183.9)	3,616.6
Intercompany notes receivable	(579.6)	(680.8)	(592.8)	(34.5)	1,887.7	—
Total URS stockholders' equity	3,037.0	(669.6)	4,842.7	1,702.7	(5,296.2)	3,616.6
Noncontrolling interests	—	—	—	140.0	0.2	140.2
Total stockholders' equity	3,037.0	(669.6)	4,842.7	1,842.7	(5,296.0)	3,756.8
Total liabilities and stockholders' equity	$7,335.8	$53.5	$9,904.5	$5,639.9	$(14,309.7)	$8,624.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of December 28, 2012 (As Revised)
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5
Accounts receivable, including retentions	—	—	771.3	811.8	(28.3)	1,554.8
Costs and accrued earnings in excess of billings on contracts	—	—	876.9	515.7	(8.3)	1,384.3
Less receivable allowances	—	—	(29.1)	(40.6)	—	(69.7)
Net accounts receivable	—	—	1,619.1	1,286.9	(36.6)	2,869.4
Intercompany accounts receivable	1,793.2	22.4	3,933.1	1,269.0	(7,017.7)	—
Deferred tax assets	6.8	—	60.3	0.5	—	67.6
Inventory	—	—	5.5	56.0	—	61.5
Other current assets	38.2	—	65.5	111.3	(10.8)	204.2
Total current assets	1,852.6	22.4	5,699.8	3,009.1	(7,066.7)	3,517.2
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,400.6	20.7	1,812.2	262.9	(7,218.1)	278.3
Property and equipment at cost, net	26.9	—	159.7	500.9	—	687.5
Intangible assets, net	0.2	—	223.3	468.7	—	692.2
Goodwill	—	—	1,778.7	1,468.4	—	3,247.1
Other long-term assets	22.3	—	231.3	115.1	(4.5)	364.2
Total assets	$7,302.6	$43.1	$9,905.0	$5,825.1	$(14,289.3)	$8,786.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18.9	$—	$10.0	$42.9	$—	$71.8
Accounts payable and subcontractors payable, including retentions	4.2	—	382.7	454.8	(38.2)	803.5
Accrued salaries and employee benefits	41.0	—	362.7	155.1	—	558.8
Billings in excess of costs and accrued earnings on contracts	—	—	146.3	143.0	(0.2)	289.1
Intercompany accounts payable	3,165.7	14.7	2,793.4	1,043.9	(7,017.7)	—
Short-term intercompany notes payable	14.3	—	20.0	21.6	(55.9)	—
Other current liabilities	59.5	8.6	146.2	78.0	(14.5)	277.8
Total current liabilities	3,303.6	23.3	3,861.3	1,939.3	(7,126.5)	2,001.0
Long-term debt	952.2	699.6	16.9	323.8	—	1,992.5
Deferred tax liabilities	—	—	247.5	85.6	(4.8)	328.3
Self-insurance reserves	—	—	18.3	111.5	—	129.8
Pension and post-retirement benefit obligations	—	—	185.4	115.5	—	300.9
Long-term intercompany notes payable	—	—	561.7	1,265.4	(1,827.1)	—
Other long-term liabilities	2.8	—	197.1	71.1	—	271.0
Total liabilities	4,258.6	722.9	5,088.2	3,912.2	(8,958.4)	5,023.5
URS stockholders' equity	3,621.1	8.0	5,400.6	1,805.3	(7,213.9)	3,621.1
Intercompany notes receivable	(577.1)	(687.8)	(583.8)	(34.3)	1,883.0	—
Total URS stockholders' equity	3,044.0	(679.8)	4,816.8	1,771.0	(5,330.9)	3,621.1
Noncontrolling interests	—	—	—	141.9	—	141.9
Total stockholders' equity	3,044.0	(679.8)	4,816.8	1,912.9	(5,330.9)	3,763.0
Total liabilities and stockholders' equity	$7,302.6	$43.1	$9,905.0	$5,825.1	$(14,289.3)	$8,786.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS – UNAUDITED
	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,671.4	$1,211.5	$(80.4)	$2,802.5
Cost of revenues	—	—	(1,549.2)	(1,182.5)	80.4	(2,651.3)
General and administrative expenses	(22.2)	—	—	(0.5)	—	(22.7)
Equity in income (loss) in subsidiaries	65.9	7.7	6.3	3.2	(83.1)	—
Equity in income of unconsolidated joint ventures	—	—	3.1	21.0	—	24.1
Operating income (loss)	43.7	7.7	131.6	52.7	(83.1)	152.6
Interest expense	31.8	(7.2)	(26.9)	(18.8)	—	(21.1)
Other income (expenses)	—	—	—	(2.5)	—	(2.5)
Income (loss) before income taxes	75.5	0.5	104.7	31.4	(83.1)	129.0
Income tax benefit (expense)	(3.6)	2.7	(38.8)	(2.5)	—	(42.2)
Net income (loss) including noncontrolling interests	71.9	3.2	65.9	28.9	(83.1)	86.8
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(14.9)	—	(14.9)
Net income (loss) attributable to URS	$71.9	$3.2	$65.9	$14.0	$(83.1)	$71.9
Comprehensive income (loss) attributable to URS	$39.5	$3.2	$36.3	$(23.4)	$(16.1)	$39.5

	CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS – UNAUDITED
	For the Three Months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,714.3	$755.6	$(108.4)	$2,361.5
Cost of revenues	—	—	(1,593.0)	(718.6)	108.4	(2,203.2)
General and administrative expenses	(20.4)	—	—	0.4	—	(20.0)
Acquisition-related expenses	(5.6)	—	—	—	—	(5.6)
Equity in income (loss) in subsidiaries	76.9	—	30.2	—	(107.1)	—
Equity in income of unconsolidated joint ventures	—	—	2.1	26.6	—	28.7
Operating income (loss)	50.9	—	153.6	64.0	(107.1)	161.4
Interest expense	28.6	—	(35.1)	(3.3)	—	(9.8)
Other income (expenses)	2.5	—	—	—	—	2.5
Income (loss) before income taxes	82.0	—	118.5	60.7	(107.1)	154.1
Income tax benefit (expense)	(2.3)	—	(41.6)	(4.7)	—	(48.6)
Net income (loss) including noncontrolling interests	79.7	—	76.9	56.0	(107.1)	105.5
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(25.8)	—	(25.8)
Net income (loss) attributable to URS	$79.7	$—	$76.9	$30.2	$(107.1)	$79.7
Comprehensive income (loss) attributable to URS	$101.2	$—	$100.6	$55.3	$(155.9)	$101.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – UNAUDITED
	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$20.9	$—	$42.5	$(12.4)	$(1.3)	$49.7
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	—	3.4	—	3.4
Investments in unconsolidated joint ventures	—	—	(0.1)	—	—	(0.1)
Changes in restricted cash	—	—	—	1.9	—	1.9
Capital expenditures, less equipment purchased through capital leases and equipment notes	(1.6)	—	(7.3)	(16.1)	—	(25.0)
Net intercompany investing activities	85.0	—	(3.1)	(29.3)	(52.6)	—
Net cash from investing activities	83.4	—	(10.5)	(40.1)	(52.6)	(19.8)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1.2)	—	—	(1.2)
Borrowings from revolving line of credit	255.0	—	—	—	—	255.0
Payments on revolving line of credit	(195.0)	—	—	(39.5)	—	(234.5)
Net payments under foreign lines of credit and short-term notes	(0.2)	—	(0.1)	(2.0)	—	(2.3)
Net change in overdrafts	—	—	3.3	2.7	(37.4)	(31.4)
Payments on capital lease obligations	(0.2)	—	(1.2)	(3.1)	—	(4.5)
Proceeds from employee stock purchases and exercises of stock options	6.3	—	—	—	—	6.3
Distributions to noncontrolling interests	—	—	—	(15.7)	—	(15.7)
Contributions and advances from noncontrolling interests	—	—	—	0.6	0.2	0.8
Dividends paid	(14.9)	—	—	—	—	(14.9)
Repurchases of common stock	(45.1)	—	—	—	—	(45.1)
Net intercompany financing activities	(75.6)	—	(36.1)	59.1	52.6	—
Net cash from financing activities	(69.7)	—	(35.3)	2.1	15.4	(87.5)
Net change in cash and cash equivalents	34.6	—	(3.3)	(50.4)	(38.5)	(57.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(8.1)	—	(8.1)
Cash and cash equivalents at beginning of period	14.4	—	16.3	285.4	(1.6)	314.5
Cash and cash equivalents at end of period	$49.0	$—	$13.0	$226.9	$(40.1)	$248.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – UNAUDITED
	For the Three Months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$13.8	$—	$(95.6)	$44.9	$16.2	$(20.7)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	0.4	9.1	—	9.5
Investments in unconsolidated joint ventures	—	—	(4.0)	—	—	(4.0)
Changes in restricted cash	—	—	—	1.7	—	1.7
Capital expenditures, less equipment purchased through capital leases and equipment notes	(3.2)	—	(10.2)	(4.4)	—	(17.8)
Net intercompany investing activities	401.8	—	162.6	37.6	(602.0)	—
Net cash from investing activities	398.6	—	148.8	44.0	(602.0)	(10.6)
Cash flows from financing activities:
Borrowings from long-term debt	998.9	—	—	—	—	998.9
Payments on long-term debt	—	—	(1.6)	—	—	(1.6)
Borrowings from revolving line of credit	50.0	—	—	—	—	50.0
Payments on revolving line of credit	(73.6)	—	—	—	—	(73.6)
Net payments under foreign lines of credit and short-term notes	(0.2)	—	—	(8.7)	—	(8.9)
Net change in overdrafts	—	—	(0.6)	1.2	—	0.6
Payments on capital lease obligations	(0.2)	—	(1.3)	(1.1)	—	(2.6)
Payments of debt issuance costs	(8.7)	—	—	—	—	(8.7)
Excess tax benefits from stock-based compensation	0.4	—	—	—	—	0.4
Proceeds from employee stock purchases and exercises of stock options	1.0	—	—	—	—	1.0
Distributions to noncontrolling interests	—	—	—	(15.5)	—	(15.5)
Contributions and advances from noncontrolling interests	—	—	0.2	0.3	—	0.5
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Net intercompany financing activities	(447.2)	—	(58.0)	(96.8)	602.0	—
Net cash from financing activities	480.4	—	(61.3)	(120.6)	602.0	900.5
Net change in cash and cash equivalents	892.8	—	(8.1)	(31.7)	16.2	869.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.3	—	4.3
Cash and cash equivalents at beginning of period	193.8	—	24.4	294.5	(76.7)	436.0
Cash and cash equivalents at end of period	$1,086.6	$—	$16.3	$267.1	$(60.5)	$1,309.5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page H65; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, which was previously filed with the Securities and Exchange Commission (“SEC”).

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology services.  With more than 50,000 employees in a global network of offices in nearly 50 countries, we provide services for federal, infrastructure, oil and gas, power and industrial programs and projects.  On May 14, 2012, we completed the acquisition of Flint Energy Services Ltd. (“Flint”), a provider of construction and maintenance services to clients in the oil and gas industry, which now operates as our Oil & Gas Division.  The acquisition expanded our presence in the oil and gas market sector, most notably in the North American unconventional oil and gas segments of this market.

Our strategy is to maintain a balanced portfolio of diversified businesses that serve a variety of markets worldwide.  We believe that this strategy helps to mitigate our exposure to industrial, technological, environmental, financial, economic and political risks that may affect a particular market or geographic region.  Our long-term growth strategy involves both organic growth as well as expansion through acquisitions of other companies that complement or enhance our technical capabilities or enable us to serve new markets or geographic regions.

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

Market Sectors

The table below summarizes the primary market sectors served by our four divisions for the three months ended March 29, 2013.

Market Sector	Division
	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Federal	✓	✓	✓	—
Infrastructure	✓	—	✓	—
Oil & Gas	✓	—	✓	✓
Power	✓	—	✓	—
Industrial	✓	—	✓	—

✓	a primary market sector for the division.
—	not a primary market sector for the division.

We generate revenues by providing fee-based professional and technical services and by executing construction contracts.  As a result, our professional and technical services are primarily labor intensive and our construction projects are labor and capital intensive.  To derive income from our revenues, we must effectively manage our costs.

Our revenues are dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, secure new contracts, execute existing contracts, and maintain existing and develop new client relationships.  Moreover, as a professional services company, the quality of the work generated by our employees is integral to our revenue generation.

Our cost of revenues is comprised of the compensation we pay to our employees, including fringe benefits; the cost of subcontractors, construction materials and other project-related expenses; and segment administrative, marketing, sales, bid and proposal, rental and other overhead costs.

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended March 29, 2013

Consolidated revenues for the three months ended March 29, 2013 were $2.8 billion, an increase of $441.0 million, or 18.7%, compared to revenues for the three months ended March 30, 2012.  The increase reflects the growth of our work in the oil and gas market sector primarily through our acquisition on May 14, 2012 of Flint, which contributed $572.7 million in oil and gas market sector revenues for the first quarter of 2013.  By contrast, revenues from our federal, industrial and power market sectors declined, while revenues from our infrastructure market sector were essentially flat compared to the same period in fiscal 2012.

Net income attributable to URS was $71.9 million for the three months ended March 29, 2013 compared with net income of $79.7 million for the three months ended March 30, 2012, a decrease of 9.8%.  Net income for the three months ended March 29, 2013 included earnings from Flint, which we acquired in May 2012.  The decrease in net income in the first quarter of 2013 was primarily due to a decrease in equity in income of unconsolidated joint ventures, decline in earnings from the substantial completion of one large power project and the slowdown of another large power project, decrease in earnings from a Department of Energy (“DOE”) nuclear cleanup project, an increase in interest and amortization expense related to the Flint acquisition, and lower operating income margins. These decreases were partially offset by the recognition of performance-based incentive fees from our work managing chemical demilitarization programs, as well as by acquisition-related expenses incurred in the comparable period during the prior year.

Cash Flows

For the three months ended March 29, 2013, we generated $49.7 million in net cash from operations.  Cash flows from operations increased by $70.4 million for the three months ended March 29, 2013 compared with the same period in 2012.  This increase was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, offset by the timing of accounts payable, accrued salaries and employee benefits and other current liabilities, timing of payments on project-related expenses, and project incentive awards that were recognized but are not currently billable.

In addition, we had cash outflows of $45.1 million related to repurchases of our common stock and $14.9 million of cash dividends for the three months ended March 29, 2013.

Book of Business

As of March 29, 2013 and December 28, 2012, our total book of business was $24.2 billion and $24.9 billion, respectively.  Please see Book of Business on page 44 for more information.

Business Trends

It is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 67.  Government budget deficits and debt burdens, federal sequestration, slow economic growth, and efforts made to address any of these issues could negatively affect our business.  In particular, federal expenditures have been and are expected to continue to be adversely affected due to sequestration and other federal budget issues, such as the Budget Control Act of 2011 that imposed automatic federal budget cuts beginning in fiscal year 2013.  These are in addition to the budget cuts required over the next 10 years, and could severely impact our defense and other federal services.  Any significant reduction in federal government spending could reduce the demand for our overall services, and result in the cancellation or delay of existing projects, as well as potential projects in our book of business.

Federal Market Sector

Due to federal budget cuts and continuing uncertainty, we expect to continue experiencing delays in procurement decisions and limitations or reductions in spending on some existing contracts.  If Congress fails to pass a budget that reverses or reallocates the cuts resulting from sequestration during the current year, the Budget Control Act of 2011 will continue to impose automatic federal budget cuts.  This has resulted in reduced funding for some of our work, such as operations and maintenance services, with the Department of Defense (“DOD”), the DOE and other federal agencies.  Despite these budget challenges, we anticipate stable funding for some of the specialized technical services we provide to federal government agencies in support of programs that are vital to national security or mandated by law.  This includes the management of chemical demilitarization sites, and support of unmanned aerial vehicle, electronic warfare, threat reduction and cyber-security programs.

Infrastructure Market Sector

We anticipate that the passage in 2012 of the two-year, $105 billion federal transportation funding bill, Moving Ahead for Progress in the 21st Century (“MAP-21”), will provide states and municipalities with stable funding for highway and transit projects.  The legislation also includes $750 million in credit assistance under the Transportation Infrastructure Finance and Innovation Act (“TIFIA”).  Major components of both MAP-21 and TIFIA are not subject to funding cuts through sequestration.  In addition, many states have instituted alternative funding mechanisms, such as dedicated tax measures, bond sales and users fees, to finance infrastructure improvement programs.

Oil & Gas Market Sector

During the second quarter of the 2012 fiscal year, we acquired Flint, a provider of construction and maintenance services to clients in the North American oil and gas industry.  The acquisition significantly expanded our presence in the oil and gas market sector, which we anticipate will create new opportunities for our business in 2013.  As a result of the acquisition, we expect that any increase in capital spending to develop North American oil and gas resources could lead to increased demand for the engineering, construction, and operations and maintenance services we provide to clients in this sector.

Power Market Sector

In the 2013 fiscal year, we expect to benefit from new investments being made in transmission and distribution systems to improve the efficiency and reliability of these systems and accommodate the transmission of electricity from alternative and renewable energy sources.  In addition, following events at the Fukushima nuclear power plant in Japan, the Nuclear Regulatory Commission issued new safety requirements to strengthen containment structures and to improve on-site flood control and seismic safety plans, which could result in increased demand for the engineering, procurement and construction services we provide.  While the need to maintain and upgrade existing power plants is expected to provide opportunities, we anticipate that the continued low demand for power and lower plant utilization rates will limit spending for new generation projects for both fossil and nuclear plants.

Industrial Market Sector

We are encouraged about signs of recovery in our industrial market sector.  If our clients experience an increase in demand for durable goods, we should see increased demand for the engineering, procurement, construction and facilities management services we provide.  In addition, we expect to continue to benefit from steady demand for the environmental and engineering services we provide to industrial clients under long-term master service agreements (“MSAs”).  These services typically support our clients’ ongoing operations and help them comply with regulatory mandates.  We also anticipate growth in our mining business in the U.S. and Australia, as a result of contract awards in 2012 and 2013.

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of the year, winter weather sometimes results in intermittent office closures and work interruptions.  In our Oil & Gas Division, winter weather enables increased access to remote work areas in Northern Canada, while spring road bans limit access to work in areas of Canada and the Northern U.S.

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

As of March 29, 2013 and December 28, 2012, our total book of business was $24.2 billion and $24.9 billion, respectively.  The following tables summarize, by division and market sector, our book of business as of those dates:

(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Total
As of March 29, 2013
Backlog	$3,173.0	$3,067.5	$5,878.0	$679.4	$12,797.9
Option years	178.7	2,665.8	2,019.1	—	4,863.6
Indefinite delivery contracts	2,375.9	3,232.3	236.0	655.5	6,499.7
Total book of business	$5,727.6	$8,965.6	$8,133.1	$1,334.9	$24,161.2

As of December 28, 2012
Backlog	$3,028.4	$3,476.9	$5,947.1	$823.8	$13,276.2
Option years	197.3	2,728.1	2,056.8	—	4,982.2
Indefinite delivery contracts	2,572.4	3,238.7	236.0	611.7	6,658.8
Total book of business	$5,798.1	$9,443.7	$8,239.9	$1,435.5	$24,917.2

	March 29,	December 28,
(In millions)	2013	2012
Backlog by market sector:
Federal	$5,966.5	$6,546.5
Infrastructure	2,983.9	2,957.6
Oil & Gas	1,453.6	1,461.3
Power	1,417.4	1,416.1
Industrial	976.5	894.7
Total backlog	$12,797.9	$13,276.2

INTERIM GOODWILL REVIEW

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews when triggering events occur.  During the first quarter of 2013, a government sequestration order was signed canceling budgetary resources across the federal government for fiscal year 2013.  The budget cuts spread across many key government programs and agencies, several of which were related to markets we serve.  This event prompted us to perform an interim goodwill impairment test as of March 29, 2013.  Management determined that three of our seven reporting units could potentially be impacted by the federal sequester.  We performed an analysis to determine whether the fair value of each reporting unit was less than its carrying amount.  Analytical procedures were also performed to include an analysis of the impact on stock market prices of URS and comparable companies, review of stock analyst reports, and management guidance and commentary from comparable companies.  Based on this analysis, it was determined that there was no impairment due to the sequestration event.

REVENUES BY MARKET SECTOR

The Three Months Ended March 29, 2013 Compared with the Three Months Ended March 30, 2012

	Three Months Ended
				Percentage
	March 29,	March 30,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$1,068.4	$1,173.3	$(104.9)	(8.9%)
Infrastructure	436.2	438.0	(1.8)	(0.4%)
Oil & Gas (1)	803.1	163.2	639.9	392.1%
Power	212.9	292.0	(79.1)	(27.1%)
Industrial	281.9	295.0	(13.1)	(4.4%)
Total revenues, net of eliminations	$2,802.5	$2,361.5	$441.0	18.7%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated Revenues by Market Sectors

Our consolidated revenues for the three months ended March 29, 2013 were $2.8 billion, an increase of $441.0 million, or 18.7%, compared with the three months ended March 30, 2012.   See the discussion of revenues by market sector below for more detail.

Federal

	Three Months Ended
				Percentage
	March 29,	March 30,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$163.6	$179.3	$(15.7)	(8.8%)
Federal Services	677.9	717.0	(39.1)	(5.5%)
Energy & Construction	226.9	277.0	(50.1)	(18.1%)
Federal total	$1,068.4	$1,173.3	$(104.9)	(8.9%)

Consolidated revenues from our federal market sector for the three months ended March 29, 2013 declined compared with the three months ended March 30, 2012.  During the quarter, revenues declined from the nuclear management services we provide to the DOE, as a result of overall federal funding decreases, including sequestration.  Demand also declined for the systems engineering and technical assistance services we provide to the DOD to develop new weapons systems and modernize aging weapons systems, as well as for our work maintaining and repairing military vehicles and other equipment.  The decrease in revenues from these activities was largely the result of delays in the award of new contracts and task orders under existing contracts.  In addition, revenues declined from the disaster response services we provide to the Federal Emergency Management Agency (“FEMA”), as our work supporting post-Hurricane Sandy recovery efforts had not fully commenced.  By contrast, revenues increased from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities in the U.S., as well as from contracts to assist in the elimination of weapons of mass destruction at sites worldwide.  We also benefited from sustained demand for the engineering and construction services we provide to build and upgrade military facilities and related infrastructure.

Infrastructure

	Three Months Ended
				Percentage
	March 29,	March 30,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$383.0	$384.3	$(1.3)	(0.3%)
Energy & Construction	53.2	53.7	(0.5)	(1.0%)
Infrastructure total	$436.2	$438.0	$(1.8)	(0.4%)

Consolidated revenues from our infrastructure market sector for the three months ended March 29, 2013 were essentially flat compared with the three months ended March 30, 2012.  During the quarter, revenues increased from planning, design, engineering, and program and construction management services for the development of surface transportation infrastructure.  We also benefited from sustained demand for the services we provide to expand and modernize rail transportation systems.  By contrast, we experienced lower revenues from projects involving water storage, conveyance and treatment systems, and education facilities due to the completion of assignments that have not been replaced by similar projects.  We also experienced lower activity on a large dam construction project as a result of adverse weather and river conditions, which caused project delays.

Oil & Gas

	Three Months Ended
				Percentage
	March 29,	March 30,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Oil & Gas Market Sector:
Infrastructure & Environment	$141.2	$124.7	$16.5	13.2%
Energy & Construction	89.2	38.5	50.7	131.7%
Oil & Gas (1)	572.7	—	572.7	N/M
Oil & Gas total	$803.1	$163.2	$639.9	392.1%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated revenues from our oil & gas market sector for the three months ended March 29, 2013 increased significantly compared with the three months ended March 30, 2012.  Our results for the quarter reflect the acquisition of Flint on May 14, 2012.  At the completion of the acquisition, Flint became our new Oil & Gas Division.  For the three months ended March 29, 2013, the Oil & Gas Division generated revenues of $572.7 million from work providing construction and maintenance services to the North American oil and gas industry.  During the quarter, we also benefited from strong demand for the environmental and engineering services we provide to multinational oil and gas clients worldwide through long-term MSAs, as well as from increased activity on contracts to provide engineering, procurement and construction services at oil and gas facilities.

Power

	Three Months Ended
				Percentage
	March 29,	March 30,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$45.1	$55.4	$(10.3)	(18.6%)
Energy & Construction	167.8	236.6	(68.8)	(29.1%)
Power total	$212.9	$292.0	$(79.1)	(27.1%)

Consolidated revenues from our power market sector for the three months ended March 29, 2013 decreased compared with the three months ended March 30, 2012.  During the quarter, revenues decreased from projects involving the retrofit of coal-fired power plants with air quality control systems as a result of project slowdowns, and the completion of several assignments, which accounted for most of the decrease in revenues from the comparable period in 2012.  By contrast, we benefited from steady demand for the services we provide to expand and modernize transmission and distribution systems to improve the efficiency and reliability of these systems and accommodate the development of renewable energy sources.

Industrial

	Three Months Ended
				Percentage
	March 29,	March 30,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$172.4	$183.5	$(11.1)	(6.0%)
Energy & Construction	109.5	111.5	(2.0)	(1.8%)
Industrial total	$281.9	$295.0	$(13.1)	(4.4%)

Consolidated revenues from our industrial market sector for the three months ended March 29, 2013 declined compared with the three months ended March 30, 2012.  During the quarter, revenues declined from the facilities management services we provide to manufacturing clients, primarily due to the timing of assignments on several ongoing contracts.  These decreases were partially offset by new contracts to support mine expansion projects in the U.S. and Australia.  We also continued to benefit from sustained demand for the environmental and engineering services we provide to manufacturing and other industrial clients through long-term MSAs.

CONSOLIDATED RESULTS BY DIVISION

The Three Months Ended March 29, 2013 Compared with the Three Months Ended March 30, 2012

	Three Months Ended
				Percentage
	March 29,	March 30,	Increase	Increase
(In millions, except percentages and per share amounts)	2013 (1)	2012	(Decrease)	(Decrease)

Revenues	$2,802.5	$2,361.5	$441.0	18.7%
Cost of revenues	(2,651.3)	(2,203.2)	448.1	20.3%
General and administrative expenses	(22.7)	(20.0)	2.7	13.5%
Acquisition-related expenses	—	(5.6)	(5.6)	(100.0%)
Equity in income of unconsolidated joint ventures	24.1	28.7	(4.6)	(16.0%)
Operating income (loss)	152.6	161.4	(8.8)	(5.5%)
Interest expense	(21.1)	(9.8)	11.3	115.3%
Other income (expenses)	(2.5)	2.5	(5.0)	(200.0%)
Income (loss) before income taxes	129.0	154.1	(25.1)	(16.3%)
Income tax benefit (expense)	(42.2)	(48.6)	(6.4)	(13.2%)
Net income (loss) including noncontrolling interests	86.8	105.5	(18.7)	(17.7%)
Noncontrolling interests in income of consolidated subsidiaries	(14.9)	(25.8)	(10.9)	(42.2%)
Net income (loss) attributable to URS	$71.9	$79.7	$(7.8)	(9.8%)

Diluted earnings per share	$0.96	$1.07	$(0.11)	(10.3%)

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Three months ended

March 29, 2013	$933.4	$678.2	$664.8	$583.8	$(57.7)	$2,802.5
March 30, 2012	964.2	717.1	725.7	—	(45.5)	2,361.5
Increase (decrease)	(30.8)	(38.9)	(60.9)	583.8	12.2	441.0
Percentage increase (decrease)	(3.2%)	(5.4%)	(8.4%)	N/M	26.8%	18.7%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues decreased during the quarter ended March 29, 2013 compared to the quarter ended March 30, 2012.  During the quarter, we recognized lower revenues from the disaster response services we provide to FEMA, as our work supporting post-Hurricane Sandy recovery efforts had not fully commenced.  Revenues also declined from the permitting and remediation services we provide to utilities, reflecting lower activity on a large power project that is nearing completion.  By contrast, revenues increased from the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term MSAs and from our work supporting pipeline projects in the U.S. and Australia.  We also experienced increased demand for the services we provide to expand and modernize surface transportation infrastructure.  In addition, we benefited from sustained demand for our work providing engineering and construction services to the DOD for the development of military facilities and related infrastructure, as well as for the environmental and engineering services we provide to manufacturing and other industrial clients.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased during the quarter ended March 29, 2013 compared to the quarter ended March 30, 2012.  The decrease was primarily due to a decline in revenues from the services we provide to the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment.  The decrease in revenues from these activities was largely due to the delays in the award of new contracts and task orders under existing contracts resulting from federal budget uncertainties.  These decreases were partially offset by an increase in revenues from performance-based incentive fees recognized in the quarter compared to the same period last year from work managing chemical demilitarization programs.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues decreased during the quarter ended March 29, 2013 compared to the quarter ended March 30, 2012.  The decrease was primarily due to the completion of one large power project and the slowdown of another large power project, the timing of maintenance outage work in our power sector, and federal funding decreases which impacted revenues for our work providing nuclear management services to the DOE.  These decreases were partially offset by the start-up of new oil & gas projects.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the three months ended March 29, 2013 were $583.8 million.  These revenues were derived from the construction and maintenance services that we provide, including facility and pipeline construction, transportation, and asset management and maintenance services, for the North American oil and gas industry.  The revenues of Flint have been included in our consolidated results under our Oil & Gas Division since the acquisition on May 14, 2012.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Three months ended

March 29, 2013	$(893.2)	$(580.5)	$(659.4)	$(575.9)	$57.7	$(2,651.3)
March 30, 2012	(919.1)	(625.7)	(703.9)	—	45.5	(2,203.2)
Increase (decrease)	(25.9)	(45.2)	(44.5)	575.9	12.2	448.1
Percentage increase (decrease)	(2.8%)	(7.2%)	(6.3%)	N/M	26.8%	20.3%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, for the three months ended March 29, 2013 increased compared with the three months ended March 30, 2012.  The increase reflects the inclusion of $575.9 million of cost of revenues resulting from the acquisition of Flint on May 14, 2012.  In addition, because our revenues are primarily project-based, the factors impacting the fluctuation of our revenues also drove a corresponding change in our cost of revenues.  Consolidated cost of revenues as a percent of revenues increased from 93.3% for the three months ended March 30, 2012 to 94.6% for the three months ended March 29, 2013.  See “Operating Income” for further discussion.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended March 29, 2013 increased by 13.5% compared with the three months ended March 30, 2012.  The increase was primarily due to increases in employee salaries and related benefit expenses of $1.3 million, and increases in depreciation, external services, and repair and maintenance expenses of $1.6 million in aggregate.  Consolidated G&A expenses as a percent of revenues was 0.8% for both the three months ended March 29, 2013 and the three months ended March 30, 2012.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the three months ended March 30, 2012 were $5.6 million.  These expenses consisted of expenses related to our pending acquisition of Flint, which included legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisition.  We did not incur any acquisition-related expenses for the three months ended March 29, 2013.

Equity in Income (Loss) of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Total
Three months ended

March 29, 2013	$1.1	$1.4	$21.7	$(0.1)	$24.1
March 30, 2012	0.8	1.6	26.3	—	28.7
Increase (decrease)	0.3	(0.2)	(4.6)	(0.1)	(4.6)
Percentage increase (decrease)	37.5%	(12.5%)	(17.5%)	N/M	(16.0%)

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income of unconsolidated joint ventures for the three months ended March 29, 2013 decreased compared with the three months ended March 30, 2012.  The decrease was primarily attributable to a $5.1 million decrease in earnings from nuclear management, operations and cleanup projects in the United Kingdom (“U.K.”) resulting from lower target cost savings at one of the projects, and the recognition of a $2.7 million favorable settlement on a highway construction project during the corresponding comparative period of the prior year.  These decreases were partially offset by a $1.6 million increase in earnings from a mining joint venture in Australia that began operations in 2012 and a $1.3 million increase in earnings on a DOE cleanup project due to the timing of the recognition of target-cost savings and other performance-based earnings.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Corporate	Total
Three months ended

March 29, 2013	$41.3	$99.1	$27.1	$7.8	$(22.7)	$152.6
March 30, 2012	45.9	93.0	48.1	—	(25.6)	161.4
Increase (decrease)	(4.6)	6.1	(21.0)	7.8	(2.9)	(8.8)
Percentage increase (decrease)	(10.0%)	6.6%	(43.7%)	N/M	(11.3%)	(5.5%)

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Operating income decreased by $8.8 million to $152.6 million in the three months ended March 29, 2013 from $161.4 million for the corresponding period last year.  As a percentage of revenues, operating income for the three months ended March 29, 2013 was 5.4% compared to 6.8% for the three months ended March 30, 2012.  The decrease in operating income was primarily due to the wind down and delay of projects and a decrease in equity in income of unconsolidated joint ventures described above.  These decreases were partially offset by the inclusion of operating income resulting from the acquisition of Flint and recognition of additional performance-based incentive fees from work performed by our Federal Services Division managing chemical demilitarization programs in the U.S.  See the detailed discussion in operating income by segment below.

The Infrastructure & Environment Division’s Operating Income (Loss)

Operating income decreased by $4.6 million in the three months ended March 29, 2013 compared to the corresponding period last year.  Operating income as a percentage of revenues was 4.4% for the three months ended March 29, 2013 compared to 4.8% for the three months ended March 30, 2012.  The relationship between operating income and revenues fluctuates between reporting periods depending on a variety of factors, including the mix of business as well as the level of margins earned from the various types of services provided.  For the quarter, cost of revenues was higher as a percentage of revenues.  Additionally, the decrease was attributable to lower revenues, partially offset by lower costs associated with labor, subcontractor, third-party materials and equipment.  Overhead costs as a percentage of revenues increased from 33.2% for the three months ended March 30, 2012 to 33.7% for the three months ended March 29, 2013.

The Federal Service Division’s Operating Income (Loss)

Operating income increased $6.1 million for the three months ended March 29, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 14.6% for the three months ended March 29, 2013 compared to 13.0% for the three months ended March 30, 2012.  The increase in both operating income  and operating income as a percentage of revenues was primarily due to the recognition of an additional $10.1 million in performance-based incentive fees, net of amounts payable to employees in the current year compared to the prior year from our work managing chemical demilitarization programs in the U.S.  The increase in these fees was a result of our ability to achieve certain milestones, which did not require significant incremental costs, as we transitioned to the closure phase of the project.

The Energy & Construction Division’s Operating Income (Loss)

Operating income decreased $21.0 million for the three months ended March 29, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 4.1% for the three months ended March 29, 2013 compared to 6.6% for the three months ended March 30, 2012.  The decrease in both operating income and operating income as a percentage of revenues was primarily due to the $4.7 million decrease in equity in income of unconsolidated joint ventures described above; a $6.3 million and $5.8 million decline in earnings on two large power projects due to higher margins in 2012 resulting from the recognition of substantial target cost savings and the initial profit recognition based on overall project performance; a $4.7 million decrease in earnings on a DOE nuclear cleanup project primarily related to a settlement negotiated on a request for equitable adjustment during the current period; and a $3.1 million insurance recovery on a common sulfur project in the prior period.

The Oil & Gas Division’s Operating Income (Loss)

Operating income as a percentage of revenues was 1.3% for the three months ended March 29, 2013.  Operating income for the three months ended March 29, 2013 was $7.8 million, which included $12.9 million of amortization of intangible assets in connection with the Flint acquisition.  Operating income was impacted by several factors including:  unseasonably difficult weather conditions in the Northeastern U.S., cost increases on two projects, a slowdown of activity in the natural gas market, and delays in the approval of pending change orders.

Interest Expense

Our consolidated interest expense for the three months ended March 29, 2013 increased by $11.3 million, or 115.3%, compared with the three months ended March 30, 2012.  This increase was primarily due to the interest expense incurred on the additional borrowings and the assumption of debt in connection with the Flint acquisition.

Income Tax Expense

Our effective income tax rates for the three months ended March 29, 2013 increased to 32.7% from 31.5% for the three months ended March 30, 2012.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Our noncontrolling interests in income of consolidated subsidiaries, net of tax, for the year ended March 29, 2013 decreased by $10.9 million, or 42.2%, compared with the year ended March 30, 2012.  The decrease in noncontrolling interests in income of consolidated subsidiaries, net of tax, was primarily due to lower earnings from one of our U.K. joint ventures, close-out activities related to a levee construction project in New Orleans in the prior year and lower earnings on certain DOE nuclear cleanup projects.

Other Income (Expenses)

Our consolidated other income (expenses) for the three months ended March 29, 2013 consisted of foreign currency losses of $2.5 million recognized on intercompany financing arrangements compared to a net gain of $2.5 million recognized on foreign currency forward contracts during the three months ended March 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	March 29,	March 30,
(In millions)	2013	2012
Cash flows from operating activities	$49.7	$(20.7)
Cash flows from investing activities	(19.8)	(10.6)
Cash flows from financing activities	(87.5)	900.5

Overview

Our primary sources of liquidity are collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings related to our lines of credit.  Our primary uses of cash are to fund working capital, income tax payments, and capital expenditures; to service our debt; to pay dividends; to repurchase our common stock; and to make distributions to the noncontrolling interests in our consolidated joint ventures.

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

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At March 29, 2013 and December 28, 2012, restricted cash was $15.2 million and $17.1 million, respectively, which amounts were included in “Other current assets” on our Consolidated Balance Sheets.  At March 29, 2013 and December 28, 2012, cash and cash equivalents included $66.4 million and $80.1 million, respectively, of cash held by our consolidated joint ventures, which is available only to fund activities and obligations related to the joint ventures.

Accounts receivable and costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) represent our primary sources of cash inflows from operations.  Unbilled Accounts Receivable represents amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, Unbilled Accounts Receivable may not be billable for periods generally extending from two to six months and, occasionally, beyond a year.  As of March 29, 2013 and December 28, 2012, $343.7 million and $264.9 million, respectively, of Unbilled Accounts Receivable were not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”  As of March 29, 2013 and December 28, 2012, significant unapproved change orders and claims, which are included in Unbilled Accounts Receivable, collectively represented approximately 4% and 3%, respectively, of our gross accounts receivable and Unbilled Accounts Receivable.

Net Accounts Receivable, which is comprised of accounts receivable and the current portion of Unbilled Accounts Receivable, net of receivable allowances, at March 29, 2013 was $2.8 billion, a decrease of $88.3 million, or 3.1%, over the balance at December 28, 2012.  The decrease was primarily due to collections of project incentive awards.  The remaining difference relates to normal flows within the billing cycle.

All accounts receivable and Unbilled Accounts Receivable are evaluated on a regular basis to assess the risk of collectability, and allowances are provided as deemed appropriate.  Based on the nature of our customer base, including U.S. federal, state and local governments and large reputable companies, and contracts, we have not historically experienced significant write-offs related to receivables and Unbilled Accounts Receivable.  The size of our allowance for uncollectible receivables as a percentage of the combined totals of our accounts receivable and Unbilled Accounts Receivable is indicative of our history of successfully billing and collecting from our clients.

As of March 29, 2013 and December 28, 2012, our receivable allowances represented 2.38% and 2.37%, respectively, of the combined total accounts receivable and the current portion of Unbilled Accounts Receivable.  We believe that our allowance for doubtful accounts receivable as of March 29, 2013 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of March 29, 2013 and December 28, 2012 were $264.2 million and $289.1 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts, as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  We included the non-current amounts in our calculation of DSO and the ratio of accounts receivable to revenues.  Our DSO increased from 87 days as of December 28, 2012 to 93 days as of March 29, 2013.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which changed from 93.9% at March 30, 2012 to 95.7% at December 28, 2012 and to 102.1% at March 29, 2013.  We calculate this ratio by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter.

The factors that affect the Ratio also have the same effect on DSO.  The increases in the Ratio, and therefore the increases in DSO, occurred primarily for the following reasons:

•
We experienced a decrease in quarter-over-quarter revenues while our accounts receivable balances at March 29, 2013 and December 28, 2012 remained relatively steady.  The decrease in quarter-over-quarter revenues primarily resulted from the completion of a large power project, the delay of another large power project, the timing of maintenance outage work in our power sector, and federal funding decreases which impacted revenues for our work providing nuclear management services to the DOE in the first quarter of fiscal year 2013.

•
Accruals of amounts from performance-based incentives under long-term U.S. federal government contracts, primarily with the DOD, added 4.2% to our Ratio for the quarter ended March 30, 2012, 8.1% to our Ratio for the quarter ended December 28, 2012, and 8.4% to our Ratio for the quarter ended March 29, 2013.  These amounts were included in Unbilled Accounts Receivable and “Other long-term assets,” and they become billable as provided under the terms of the contracts to which they relate.  We do not expect to bill for these incentives until 2014 and beyond.  Our Unbilled Accounts Receivable and “Other long-term assets” included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.

•	Other, smaller increases in the Ratio were caused by:

o	Receivables related to activity on a DOE deactivation, demolition, and removal project; and

o
Adjustments on some U.S. federal government contracts from bi-monthly to monthly billing cycles, changes in the U.S. federal government agency billing requirements and invoice reviews by the U.S. Defense Contract Audit Agency, which have caused delays and re-billings.

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

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  We used the net proceeds from the notes together with borrowings from our senior secured credit facility (“2011 Credit Facility”) to finance our acquisition of Flint on May 14, 2012.  We also guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$172.1 million as of March 29, 2013).  See Note 9, “Indebtedness,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, for more information regarding the Senior Notes.

Dividend Program

Our Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013
February 22, 2013	$0.21	March 15, 2013	$16.0	April 5, 2013
May 3, 2013	$0.21	June 14, 2013	NA	July 5, 2013

NA = Not available

Operating Activities

The increase in cash flows from operating activities for the three months ended March 29, 2013, compared to the three months ended March 30, 2012, was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, offset by the timing of accounts payable, accrued salaries and employee benefits and other current liabilities, the timing of payments on project-related expenses, and project incentive awards that were recognized but are not currently billable.

Investing Activities

Cash flows from investing activities of $19.8 million during the three months ended March 29, 2013 consisted of the following significant activities:

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $25.0 million.

These cash flows were partially offset by:

•	proceeds from the disposal of property and equipment of $3.4 million.

Cash flows from investing activities of $10.6 million during the three months ended March 30, 2012 consisted of the following significant activities:

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $17.8 million; and

•	disbursements related to advances to unconsolidated joint ventures of $4.0 million.

These cash flows were partially offset by:

•	proceeds from the disposal of property and equipment of $9.5 million, mainly resulting from the residual payment received on the close out and settlement of mining projects in Jamaica.

For the remainder of fiscal year 2013, we expect to incur more than $100 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows from financing activities of $87.5 million during the three months ended March 29, 2013 consisted of the following significant activities:

•	repurchases of our common stock of $45.1 million;

•	net change in overdrafts of $31.4 million;

•	distributions to noncontrolling interests of consolidated joint ventures of $15.7 million; and

•	dividend payments of $14.9 million.

These cash flows were partially offset by:

•	net borrowings from our revolving line of credit of $20.5 million.

Cash flows generated from financing activities of $900.5 million during the three months ended March 30, 2012 consisted of the following significant activities:

•	proceeds of our Senior Notes, net of debt discount and issuance costs, of $990.2 million.

These cash flows were partially offset by:

•	repurchases of our common stock of $40.0 million;

•	net payments on our revolving line of credit of $23.6 million; and

•	distributions to noncontrolling interests of consolidated joint ventures of $15.5 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of March 29, 2013:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of March 29, 2013:
2011 Credit Facility (1)	$670.0	$31.3	$131.3	$507.4	$—	$—
3.85% Senior Notes (2)	400.0	—	—	400.0	—	—
5.00% Senior Notes (2)	600.0	—	—	—	600.0	—
7.50% Canadian Notes (2)	172.1	—	—	—	172.1	—
Revolving line of credit	119.0	—	—	119.0	—	—
Capital lease obligations (1)	58.5	27.4	20.9	10.2	—	—
Notes payable, foreign credit lines and other indebtedness	43.6	25.4	11.6	6.0	0.6	—
Total debt	2,063.2	84.1	163.8	1,042.6	772.7	—
Operating lease obligations (3)	676.7	193.4	255.9	141.4	86.0	—
Pension and other retirement plans funding requirements (4)	637.3	224.6	97.4	85.7	229.6	—
Interest (5)	498.5	75.7	147.4	121.0	154.4	—
Dividends payable (6)	17.8	16.4	1.2	0.2	—	—
Purchase obligations (7)	21.9	12.7	9.2	—	—	—
Asset retirement obligations (8)	13.5	2.9	1.7	3.8	5.1	—
Other contractual obligations (9)	104.6	92.3	—	—	—	12.3
Total contractual obligations	$4,033.5	$702.1	$676.6	$1,394.7	$1,247.8	$12.3

(1)
Amounts shown exclude unamortized debt issuance costs of $3.4 million for our 2011 Credit Facility.  For capital lease obligations, amounts shown exclude interest of $2.6 million.  For information regarding events that could accelerate the due dates of these payments, see the “2011 Credit Facility” section in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

(2)
Amounts shown exclude unamortized discount for the 3.85% and 5.00% Senior Notes of $1.0 million, and unamortized premium for the 7.50% Canadian Notes of $26.5 million.  For information regarding events that could accelerate these payments, see the “Senior Notes and Canadian Notes” section in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

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

(5)	Interest for the next five years, which excludes non-cash interest, is determined based on the current outstanding balance of our debt and payment schedule at the estimated interest rate.

(6)	Dividends for unvested restricted stock awards and units will be paid upon vesting.

(7)	Purchase obligations consist primarily of software maintenance contracts.

(8)	Asset retirement obligations represent the estimated costs of removing and restoring our leased properties to the original condition pursuant to our real estate lease agreements.

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

The following are our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our credit facilities and banking arrangements cover the issuance of our standby letters of credit and bank guarantees that are critical for our normal operations.  If we default on these credit facilities and banking arrangements, we would be unable to issue or renew standby letters of credit and bank guarantees, which would impair our ability to maintain normal operations.  As of March 29, 2013, we had $133.3 million in standby letters of credit outstanding under our 2011 Credit Facility and $35.6 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements with remaining availability of approximately $47.0 million.

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

2011 Credit Facility

As of both March 29, 2013 and December 28, 2012, the outstanding balance of the term loan under our 2011 Credit Facility was $670.0 million.  As of March 29, 2013 and December 28, 2012, the interest rates applicable to the term loan were 1.70% and 1.71%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of March 29, 2013.

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

As of March 29, 2013 and December 28, 2012, we had outstanding balances of $119.0 million and $100.5 million, respectively, on our revolving line of credit.  As of March 29, 2013, we had issued $133.3 million of letters of credit, leaving $747.7 million available under our revolving credit facility.

Senior Notes and Canadian Notes

On March 15, 2012, we issued, in a private placement, $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  As of March 29, 2013, the outstanding balance of the Senior Notes was $999.1 million, net of $1.0 million of discount.

The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are wholly owned domestic obligors or wholly owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.  See Note 17, “Condensed Consolidating Financial Information,” to our condensed consolidated financial statements included under Part 1 – Item 1 of this report for additional detail.

In connection with the sale of the Senior Notes, we entered into a registration rights agreement under which we filed a registration statement, on April 17, 2013, with the SEC offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  The registration statement has not yet been declared effective by the SEC.  Until we complete our exchange offer, we will be required to pay additional interest up to a maximum of 50 basis points to the holders of the Senior Notes.

On May 14, 2012, we guaranteed the Canadian Notes with an outstanding face value of C$175.0 million (US$175.0 million).  As of March 29, 2013, the outstanding balance of the Canadian Notes was $198.6 million, including $26.5 million of premium.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of March 29, 2013.

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of March 29, 2013 and December 28, 2012, we had outstanding amounts of $43.6 million and $35.5 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 5.71% and 4.68% as of March 29, 2013 and December 28, 2012, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment and furniture.

As of March 29, 2013 and December 28, 2012, we maintained several foreign credit lines with aggregate borrowing capacity of $49.0 million and $50.8 million, respectively, and had remaining borrowing capacity of $45.2 and $47.7 million, respectively.

Capital Leases.  As of March 29, 2013 and December 28, 2012, we had obligations under our capital leases of approximately $58.5 million and $59.2 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Operating Leases.  As of March 29, 2013 and December 28, 2012, we had obligations under our operating leases of approximately $676.7 million and $706.3 million, respectively, consisting primarily of real estate leases.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.  There were no material changes to these critical accounting policies during the three months ended March 29, 2013.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  We borrow under the 2011 Credit Facility at a fixed rate plus a market rate margin.  The margin is based on LIBOR or similar indexes.  Based on the outstanding term loan of $670.0 million and an outstanding revolving line of credit balance of $119.0 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.2 million.  Interest rates, as measured by LIBOR or similar indexes, remain at historic low levels, thereby limiting how far we can measure a drop in interest rates.  As a result, we have analyzed that if rates fall by 1% or by the maximum amount below 1%, it would lower our net-of-tax interest expense by approximately $0.9 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  As of March 29, 2013, we do not have any derivative financial instruments.  We recorded a foreign currency translation loss of $36.3 million and a foreign currency translation gain of $21.1 million in “Other comprehensive income” for the three months ended March 29, 2013 and March 30, 2012, respectively.

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

Material Weakness Previously Identified

We previously reported a material weakness in internal control over journal entries in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

Remediation Efforts on Previously Identified Material Weakness

During the three months ended March 29, 2013, we re-assessed and revised our processes around journal entries to address the material weakness in our internal control over financial reporting related to journal entries; specifically the ability for some key accounting personnel who had the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries.

We have removed the ability to both prepare and post journal entries in one of our accounting and financial reporting systems.  For this system, we also performed reviews of the journal entries prepared and posted prior to the system modification, which was performed by individuals without the ability to prepare and post journal entries, to determine the entries were valid, accurate, and complete.

In those systems where system controls separating preparation and posting activities were not in effect as of March 29, 2013, we established similar reviews of the journal entries as discussed above.

As of the end of the period covered by this report, we have implemented controls to remediate the material weakness, tested the remediated controls and found them to be effective, and have concluded that these efforts were sufficient to remediate the material weakness related to journal entries.

Subsequent to March 29, 2013, system modifications were made in certain additional accounting and financial reporting systems to remove the ability for an individual to both prepare and post a journal entry.  In addition, we have enhanced our financial reporting policies and procedures around journal entries.

Changes in Internal Control over Financial Reporting

Other than the changes noted above to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting during the three months ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, has designed our disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurances that the controls’ objectives will be met.  However, management does not expect that disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, such as budget cuts related to federal sequestration.  Such downturns or reductions could delay, curtail or cancel proposed and existing projects.  Over the past several years, weak economic conditions and volatility in global financial markets have impacted our client spending.

Some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so in the future.  For example, our book of business has declined from $24.9 billion as of December 28, 2012 to $24.2 billion as of March 29, 2013.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

Federal sequestration-related budget cuts has had an adverse impact on our business and could significantly reduce demand for the services we provide.

The Budget Control Act of 2011 imposed federal government spending cuts in fiscal year 2013 and beyond, a large portion of which relates to defense spending.  Reduction in federal government spending has decreased demand for our services, resulting in canceled and delayed projects as well as potential projects in our book of business.  Further federal budget cuts resulting from sequestration could significantly reduce demand for our services, could lead us to reduce our workforce, and have a material adverse effect on our results of operation and financial condition.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and IDCs.  As of March 29, 2013, our book of business was estimated at approximately $24.2 billion, which included $12.8 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions, as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic uncertainty.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 38% of our total revenues for the three months ended March 29, 2013.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns, indemnification claims and liquidated damages as well as other claims.  See Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements included under Part 1 – Item 1 of this report for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

In addition, our transport business is impacted by weather conditions that can restrict our ability to deliver services.  For example, Canadian municipalities and provincial transportation departments enforce seasonal road bans each spring that limit the movement of heavy vehicles and equipment.  Additionally, some Canadian oil and natural gas-producing areas are only accessible in the winter months when the ground or waterways are frozen; however, these conditions increase susceptibility to accidents.

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

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers.  Lower prices or volatility in prices for oil and natural gas typically decrease spending and drilling activity, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services.  In addition, should the proposed Keystone XL pipeline project application be denied or further delayed by the federal government, then there may be a slowing of spending in the development of the Canadian oil sands.  Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

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

Revenues from our federal market sector represented 38% of our total revenues for the three ended March 29, 2013.  Government contracts are awarded through a regulated procurement process.  The federal government has relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has scaled back outsourcing of some types of services in favor of “insourcing” jobs to its employees.  Also, the Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that have resulted in reductions, which could become significant, in the funding for infrastructure, defense and other projects.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may be only partially funded and thus additional public funding may be required in order to complete our contract.  The Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that have resulted in reductions, which could become significant, in the funding for infrastructure, defense and other projects.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funding and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Revenues from our federal market sector represented 38% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 25% of our total revenues for the three months ended March 29, 2013.  The Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that could result in significant reductions in the funding for infrastructure, defense and other projects.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts. Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

If our goodwill or intangible assets become impaired, then our profits will be reduced.

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge of $825.8 million for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.9 billion as of March 29, 2013.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability and other obligations that could reduce our profits and revenues.

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the three months ended March 29, 2013, our equity in income of unconsolidated joint ventures amounted to $24.1 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may have to provide additional services to ensure the adequate performance and delivery of the contracted services and could be jointly and severally liable for the other party’s actions.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  For example, our Oil & Gas Division provides oilfield services on project sites that could result in uncontrolled flows of oil, gas, or well fluids, fires, spills and explosions.  On many sites, we are responsible for safety and, accordingly, must implement safety procedures.  If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation.  As a result, our failure to maintain adequate safety standards and equipment could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our business, financial condition, and results of operations.

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

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. engineering design firms accounted for approximately only 43% of the total top 500 U.S. design firm revenues in 2012.  The top 25 U.S. contractors accounted for approximately 48% of the top 400 U.S. contractors’ total revenues in 2011, as reported by the Engineering News-Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of December 28, 2012, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $324.8 million.  See Note 14, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of our Annual Report on Form 10-K for additional disclosure.  This amount does not include any potential obligations we may owe under various third-party multiemployer plans.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

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

As of March 29, 2013, the outstanding balance of the term loan under our 2011 Credit Facility was $670.0 million.  We had an outstanding balance of $119.0 million under our revolving line of credit as of March 29, 2013.  In addition, in March 2012, we issued $1.0 billion of Senior Notes in connection with the acquisition of Flint.  As part of the acquisition, we also guaranteed Canadian Notes (previously issued by Flint) with outstanding face values of $172.1 million maturing on June 15, 2019, accruing interest at a rate of 7.5% per annum and payable semi-annually.  This level of debt might:

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

Our 2011 Credit Facility, Senior Notes, Canadian Notes, and our other outstanding indebtedness include covenants and restrictions potentially limiting our ability to, among other things:

•	incur additional indebtedness;

•	declare or pay dividends to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our 2011 Credit Facility;

•	make investments and other restricted payments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates; and

•	sell or exchange assets.

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

As a multinational company, we derived approximately 27% of our revenues from international operations for the three months ended March 29, 2013.  International business is subject to a variety of potential risks, including:

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

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.  Our policies mandate compliance with these anti-bribery laws, and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

As of March 29, 2013, approximately 25% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

In addition to the macroeconomic factors that have recently affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price.  The timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors or any other material announcements could affect our stock price.  Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock can cause the price of our stock to change.  Continued volatility in the financial markets could also cause declines in our stock price, which could trigger an impairment of the goodwill of our individual reporting units that could be material to our consolidated financial statements.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements’ attention and resources, which could adversely affect our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or by any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that compose our first quarter of 2013:

	(a) Total Number of Shares Purchased (1,2)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

	(In millions, except average price paid per share)

December 29, 2012 – January 25, 2013	—	†	$40.69	—	6.0
January 26, 2013 – February 22, 2013	—		—	—	6.0
February 23, 2013 – March 29, 2013	1.1		42.96	1.0	5.0
Total	1.1			1.0

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

Our 2011 Credit Facility permits unlimited dividend payments and stock repurchases if no default has occurred and our Consolidated Leverage Ratio is equal to or lesser than 1.50:1.00.  However, if no default has occurred and the Consolidated Leverage Ratio is above the threshold, then our dividend payments and stock repurchases are limited to $150 million per fiscal year and the sum of 50% of our cumulative net income and net cash proceeds from the issuance of equity securities to third parties after October 19, 2011.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

		Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
10.1*	URS Corporation Restated Incentive Compensation Plan 2013 Plan Year Summary.	8-K	10.1	4/2/2013
10.2*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Time-Based Vesting.	8-K	10.2	4/2/2013
10.3*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Time-Based Vesting (Canadian Residents).	8-K	10.3	4/2/2013
10.4*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Time- and Performance-Based Vesting.	8-K	10.4	4/2/2013
10.5*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Time- and Performance-Based Vesting (Canadian Residents).	8-K	10.5	4/2/2013
10.6*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Transition Award.	8-K	10.6	4/2/2013
10.7*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Transition Award (Canadian Residents).	8-K	10.7	4/2/2013
10.8*	URS Corporation Amendment and Restatement of 2008 Equity Incentive Plan.	DEF 14A	Appendix A	4/15/2013
10.9*	Description of Base Salary, 2013 Performance Metrics and Target Bonuses.	8-K		4/2/2013
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS#	XBRL Instance Document.				X
101.SCH#	XBRL Taxonomy Extension Schema Document.				X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: May 7, 2013	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Exhibit No.	Description
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.