Form 10-Q
period 2013-06-28
URS CORP /NEW/
filed 2013-08-06
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013

Common Stock, $.01 par value	74,888,775

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; conversions of future backlog and book of business into revenues; future accounts receivable and days sales outstanding; future completion of the registration of our Senior Notes on Form S-4 and associated interest payments; future stock-based compensation expenses; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments and capital expenditures; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; federal sequestration; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 51, Risk Factors beginning on page 84, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	June 28, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$234.1	$314.5
Accounts receivable, including retentions of $136.4 and $114.4, respectively	1,469.0	1,554.8
Costs and accrued earnings in excess of billings on contracts	1,330.7	1,384.3
Less receivable allowances	(63.8)	(69.7)
Net accounts receivable	2,735.9	2,869.4
Deferred tax assets	54.2	67.6
Inventory	55.1	61.5
Other current assets	222.4	204.2
Total current assets	3,301.7	3,517.2
Investments in and advances to unconsolidated joint ventures	256.2	278.3
Property and equipment, net	647.1	687.5
Intangible assets, net	624.5	692.2
Goodwill	3,214.5	3,247.1
Other long-term assets	459.0	364.2
Total assets	$8,503.0	$8,786.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$85.7	$71.8
Accounts payable and subcontractors payable, including retentions of $32.5 and $32.3, respectively	680.2	803.5
Accrued salaries and employee benefits	487.9	558.8
Billings in excess of costs and accrued earnings on contracts	260.6	289.1
Other current liabilities	230.6	277.8
Total current liabilities	1,745.0	2,001.0
Long-term debt	2,005.0	1,992.5
Deferred tax liabilities	330.7	328.3
Self-insurance reserves	128.0	129.8
Pension and post-retirement benefit obligations	284.9	300.9
Other long-term liabilities	285.8	271.0
Total liabilities	4,779.4	5,023.5
Commitments and contingencies (Note 15)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 89.0 and 88.9 shares issued, respectively; and 74.9 and 76.8 shares outstanding, respectively	0.9	0.9
Treasury stock, 14.1 and 12.1 shares at cost, respectively	(588.2)	(494.9)
Additional paid-in capital	3,024.0	3,003.9
Accumulated other comprehensive loss (Note 16)	(182.6)	(113.2)
Retained earnings	1,331.6	1,224.4
Total URS stockholders’ equity	3,585.7	3,621.1
Noncontrolling interests	137.9	141.9
Total stockholders’ equity	3,723.6	3,763.0
Total liabilities and stockholders’ equity	$8,503.0	$8,786.5

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In millions)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012

Revenues	$2,792.0	$2,690.7	$5,594.5	$5,052.2
Cost of revenues	(2,641.6)	(2,527.5)	(5,292.9)	(4,730.7)
General and administrative expenses	(22.9)	(19.4)	(45.6)	(39.4)
Acquisition-related expenses (Note 8)	—	(11.3)	—	(16.9)
Equity in income (loss) of unconsolidated joint ventures	17.9	17.0	42.0	45.7
Operating income (loss)	145.4	149.5	298.0	310.9
Interest expense	(21.5)	(20.7)	(42.6)	(30.5)
Other income (expenses)	(3.3)	(9.2)	(5.8)	(6.7)
Income (loss) before income taxes	120.6	119.6	249.6	273.7
Income tax benefit (expense)	(38.9)	(40.5)	(81.1)	(89.1)
Net income (loss) including noncontrolling interests	81.7	79.1	168.5	184.6
Noncontrolling interests in income of consolidated subsidiaries	(14.4)	(25.5)	(29.3)	(51.3)
Net income (loss) attributable to URS	$67.3	$53.6	$139.2	$133.3

Earnings per share (Note 3):
Basic	$0.91	$0.72	$1.88	$1.80
Diluted	$0.91	$0.72	$1.87	$1.79
Weighted-average shares outstanding (Note 3):
Basic	73.8	74.2	74.1	74.1
Diluted	74.0	74.6	74.4	74.4

Cash dividends declared per share (Note 13)	$0.21	$0.20	$0.42	$0.40

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	$81.7	$79.1	$168.5	$184.6
Pension and post-retirement related adjustments, net of tax	2.2	1.0	6.1	2.1
Foreign currency translation adjustments, net of tax	(39.2)	(33.7)	(75.5)	(12.6)
Loss on derivative instruments, net of tax	—	—	—	(0.7)
Comprehensive income (loss)	44.7	46.4	99.1	173.4
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(14.4)	(25.5)	(29.3)	(51.3)
Comprehensive income (loss) attributable to URS	$30.3	$20.9	$69.8	$122.1

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$975.2	$3,377.2	$107.2	$3,484.4
Employee stock purchases and exercises of stock options	0.2	—	—	6.2	—	—	6.2	—	6.2
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Stock-based compensation	1.2	—	—	21.3	—	—	21.3	—	21.3
Foreign currency translation adjustments, net of tax	—	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	2.1	—	2.1	—	2.1
Loss on derivative instruments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(30.6)	(30.6)	—	(30.6)
Noncontrolling interests from an acquisition	—	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(35.2)	(35.2)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	1.8	1.8
Net income (loss) including noncontrolling interests	—	—	—	—	—	133.3	133.3	51.3	184.6
Balances, June 29, 2012	76.8	0.9	(494.9)	2,979.8	(122.0)	1,077.9	3,441.7	127.8	3,569.5

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  – UNAUDITED (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 28, 2012	76.8	$0.9	$(494.9)	$3,003.9	$(113.2)	$1,224.4	$3,621.1	$141.9	$3,763.0
Employee stock purchases and exercises of stock options	0.4	—	—	13.3	—	—	13.3	—	13.3
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.4)	—	—	(17.5)	—	—	(17.5)	—	(17.5)
Stock-based compensation	0.1	—	—	22.7	—	—	22.7	—	22.7
Excess tax benefits from stock-based compensation	—	—	—	1.6	—	—	1.6	—	1.6
Foreign currency translation adjustments, net of tax	—	—	—	—	(75.5)	—	(75.5)	—	(75.5)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	6.1	—	6.1	—	6.1
Repurchases of common stock	(2.0)	—	(93.3)	—	—	—	(93.3)	—	(93.3)
Cash dividends declared	—	—	—	—	—	(32.0)	(32.0)	—	(32.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(31.7)	(31.7)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Net income (loss) including noncontrolling interests	—	—	—	—	—	139.2	139.2	29.3	168.5
Balances, June 28, 2013	74.9	$0.9	$(588.2)	$3,024.0	$(182.6)	$1,331.6	$3,585.7	$137.9	$3,723.6

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Six Months Ended
	June 28,	June 29,
	2013	2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$168.5	$184.6
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	79.1	50.4
Amortization of intangible assets	54.5	42.6
Amortization of debt issuance costs and discount/premium	0.3	2.5
Foreign currency (gains) losses related to foreign currency derivatives and intercompany loans	5.8	6.7
Normal profit	(0.9)	(2.4)
Provision for doubtful accounts	2.4	—
Loss (gain) on disposal of property and equipment	(9.5)	(1.0)
Deferred income taxes	12.4	18.9
Stock-based compensation	22.7	21.3
Excess tax benefits from stock-based compensation	(1.6)	—
Equity in income of unconsolidated joint ventures	(42.0)	(45.7)
Dividends received from unconsolidated joint ventures	52.1	46.5
Changes in operating assets, liabilities and other, net of effects of business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	126.9	(123.9)
Inventory	6.5	0.8
Other current assets	15.0	(13.0)
Collections from (advances to) unconsolidated joint ventures	3.2	(1.1)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(279.0)	(170.3)
Billings in excess of costs and accrued earnings on contracts	(20.7)	(34.3)
Other long-term liabilities	25.9	(2.7)
Other long-term assets	(131.3)	40.4
Total adjustments and changes	(78.2)	(164.3)
Net cash from operating activities	90.3	20.3
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	(1,345.7)
Proceeds from disposal of property and equipment	26.0	13.0
Payments in settlement of foreign currency forward contracts	—	(1,260.6)
Receipts in settlement of foreign currency forward contracts	—	1,260.3
Investments in unconsolidated joint ventures	(0.1)	(2.0)
Changes in restricted cash	1.7	—
Capital expenditures, less equipment purchased through capital leases and equipment notes	(45.9)	(49.0)
Net cash from investing activities	(18.3)	(1,384.0)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Continued)
(In millions)

	Six Months Ended
	June 28,	June 29,
	2013	2012
Cash flows from financing activities:
Borrowings from long-term debt	—	998.9
Payments on long-term debt	(2.3)	(3.1)
Borrowings from revolving line of credit	858.4	560.0
Payments on revolving line of credit	(822.6)	(263.6)
Net payments under foreign lines of credit and short-term notes	(14.6)	(6.6)
Net change in overdrafts	(13.4)	30.8
Payments on capital lease obligations	(9.1)	(5.0)
Payments of debt issuance costs	—	(8.8)
Excess tax benefits from stock-based compensation	1.6	—
Proceeds from employee stock purchases and exercises of stock options	13.3	6.2
Distributions to noncontrolling interests	(31.7)	(35.2)
Contributions and advances from noncontrolling interests	—	2.2
Dividends paid	(31.4)	(14.9)
Repurchases of common stock	(93.3)	(40.0)
Net cash from financing activities	(145.1)	1,220.9
Net change in cash and cash equivalents	(73.1)	(142.8)
Effect of foreign exchange rate changes on cash and cash equivalents	(7.3)	(5.4)
Cash and cash equivalents at beginning of period	314.5	436.0
Cash and cash equivalents at end of period	$234.1	$287.8

Supplemental information:
Interest paid	$40.4	$18.3
Taxes paid	$98.2	$82.7

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$28.6	$10.5
Cash dividends declared but not paid	$16.0	$15.7

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.  The results of operations for the three and six months ended June 28, 2013 are not indicative of the operating results for the full year or for future years.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At June 28, 2013 and December 28, 2012, our restricted cash balances were $15.4 million and $17.1 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 6, “Joint Ventures.”

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An amendment to the accounting standard related to the presentation of other comprehensive income was issued.  It requires public entities to provide information about amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income and, in some cases, cross-references to related footnote disclosures.  This portion of the standard was effective for us beginning with our first interim period in fiscal year 2013.  See Note 16, “Reclassifications Out of Accumulated Other Comprehensive Income (Loss),” for more information. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

An accounting standard update was issued related to new disclosures on offsetting assets and liabilities of financial and derivative instruments.  The amendments require the disclosure of gross asset and liability amounts, amounts offset on the balance sheet and amounts subject to the offsetting requirements, but not offset on the balance sheet.  This standard does not amend the existing guidance on when it is appropriate to offset.  An amendment to this standard was subsequently issued to clarify the intended scope of the disclosures.  It applies to derivatives, repurchase agreements, and securities lending transactions that are either offset in accordance with Topic 815, Derivatives and Hedging, or subject to an enforceable master netting arrangement or similar agreement.  The amended standard update was effective for us beginning with our first interim period in fiscal year 2013.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

An accounting standard update was issued related to obligations stemming from joint and several liability arrangements.  It addresses the recognition, measurement and disclosure of obligations when multiple parties incur joint liabilities where the total amount of the obligation is fixed at the financial reporting date.  The standard requires the recognition of the total amount of the liability that the parties are obligated to pay under an arrangement, along with any additional amount the company might expect to pay on behalf of other parties to the liability.  This standard is effective for periods beginning with our first interim period in fiscal year 2014, with an option for early adoption.  We have adopted this standard early, in connection with the filing of our Form 8-K on April 17, 2013, as amended.  See Note 17, “Condensed Consolidating Financial Information.”

An accounting standard was issued related to derivatives and hedging.  Prior to this standard, the only interest rates that were permitted to be used as benchmark interest rates in a fair value or cash flow hedge were the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (“LIBOR”) swap rate.  The new standard allows the use of the Fed Funds rate (the interest rate at which depository institutions lend balances to each other overnight) as a benchmark rate.  The standard also eliminates the need to designate the same benchmark interest rate for similar hedges.  Additionally, it removes language indicating that the use of different benchmark interest rates for similar hedges “shall be rare and shall be justified.”  The new standard is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  We do not expect that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

An accounting standard update was issued related to foreign currency matters.  The standard update addresses the accounting for the release of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a business unit or a group of assets that do not produce a profit within a foreign entity.  Under such circumstances, a parent company is required to release any related currency adjustments to earnings.  The currency adjustment is released into earnings only if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in question.  The standard update is effective for us for periods beginning with our first interim period in fiscal year 2014.  We do not expect that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

An accounting standard was issued related to the preparation of financial statements when an entity is ceasing operations and selling assets to settle debts with creditors.  Financial statements must be prepared using a liquidation basis of accounting to help users understand how much the organization will have available to distribute to investors after disposing of its assets and settling its obligations.  The liquidation basis is used when liquidation is “imminent.”  Liquidation is considered imminent when there is only a remote likelihood that the organization will return from liquidation, and one of the following conditions is true (a) a plan for liquidation is approved by the relevant organization officials, and the likelihood that the plan will be blocked by other parties is considered remote or (b) a plan for liquidation is being imposed by other forces.  The standard is effective for us beginning with our first interim reporting period in fiscal year 2014.  We do not expect that the adoption of the standard will have a material impact on our condensed consolidated financial statements.

An accounting standard was issued related to the standardization of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under these circumstances, the standard requires that the unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset.  However, if the taxpayer is unable to recognize a tax benefit at the reporting date because the carryforward is not available in the same jurisdiction or is insufficient to cover the full tax benefit, the net benefit would, instead, be presented as a liability.  This standard is effective for us beginning with our first interim reporting period in fiscal year 2014.  We do not expect that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

NOTE 3.  EARNINGS PER SHARE

In our computation of diluted earnings per share (“EPS”), we exclude the potential shares related to stock options that are issued and unexercised where the exercise price exceeds the average market price of our common stock during the period.  We also exclude nonvested time-based and time-and-performance-based restricted stock awards and units that have an anti-dilutive effect on EPS and nonvested time-and-performance-based restricted stock awards and units with performance or performance and market conditions that have not been satisfied at the reporting date.

The following table summarizes the components of weighted-average shares of common stock outstanding for both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2013	2012	2013	2012

Weighted-average shares of common stock outstanding (1)	73.8	74.2	74.1	74.1
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	0.2	0.4	0.3	0.3
Weighted-average shares of common stock outstanding – Diluted	74.0	74.6	74.4	74.4

(1)	Weighted-average shares of common stock outstanding is net of treasury stock.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	June 28,	June 29,
(In millions)	2013	2012
Anti-dilutive equity awards not included above	0.6	0.7

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

Costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.  As of June 28, 2013 and December 28, 2012, $376.8 million and $264.9 million, respectively, of Unbilled Accounts Receivable are not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”

Accounts receivable and Unbilled Accounts Receivable include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Generally, these items have not been material and have been resolved in the ordinary course of business.  As of June 28, 2013, we had one project with a material Unbilled Accounts Receivable balance relating to an outstanding claim.  See Note 15, “Commitments and Contingencies,” for further discussion regarding the Department of Energy (“DOE”) Deactivation, Demolition, and Removal Project.

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our Unbilled Accounts Receivable includes amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of June 28, 2013 and December 28, 2012, we had financing receivables with contractual terms in excess of one year of $139.9 million and $121.4 million, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following table summarizes the components of our accounts receivable and Unbilled Accounts Receivable with the U.S. federal government and with other customers as of June 28, 2013 and December 28, 2012:

	June 28,	December 28,
(In millions)	2013	2012
Accounts receivable:
U.S. federal government	$388.5	$376.2
Others	1,080.5	1,178.6
Total accounts receivable	$1,469.0	$1,554.8
Unbilled Accounts Receivable:
U.S. federal government	$825.1	$892.7
Others	882.4	756.5
Total	1,707.5	1,649.2
Less: Amounts included in Other long-term assets	(376.8)	(264.9)
Unbilled Accounts Receivable	$1,330.7	$1,384.3

NOTE 5.  INVENTORY

The table below presents the components of inventory:

	June 28,	December 28,
(In millions)	2013	2012
Raw materials	$11.2	$14.2
Work in progress	6.3	9.8
Finished goods	25.6	24.9
Supplies	12.0	12.6
Total	$55.1	$61.5

NOTE 6.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms;

•	Management, operation and cleanup services, including commercial operations, decontamination, decommissioning, and waste management of a nuclear facility in the United Kingdom (“U.K.”); and

•	Operations, maintenance, asset management and project management services to the Canadian energy sector.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the six months ended June 28, 2013.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	June 28,	December 28,
(In millions)	2013	2012
Cash and cash equivalents	$75.1	$80.1
Net accounts receivable	264.6	282.2
Other current assets	2.7	2.9
Noncurrent assets	119.0	143.3
Total assets	$461.4	$508.5

Accounts and subcontractors payable	$128.1	$185.0
Billings in excess of costs and accrued earnings on contracts	12.3	8.7
Accrued expenses and other	49.0	40.0
Noncurrent liabilities	10.1	22.7
Total liabilities	199.5	256.4

Total URS equity	124.0	110.2
Noncontrolling interests	137.9	141.9
Total owners’ equity	261.9	252.1
Total liabilities and owners’ equity	$461.4	$508.5

Total revenues of the consolidated joint ventures were $275.3 million and $642.4 million for the three months ended June 28, 2013 and June 29, 2012, respectively, and $529.4 million and $1.0 billion for the six months ended June 28, 2013 and June 29, 2012, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
June 28, 2013
Current assets	$694.5
Noncurrent assets	$34.0
Current liabilities	$487.8
Noncurrent liabilities	$3.9

December 28, 2012
Current assets	$594.1
Noncurrent assets	$23.8
Current liabilities	$372.5
Noncurrent liabilities	$7.8

Three months ended June 28, 2013 (1)
Revenues	$565.5
Cost of revenues	$(507.0)
Income from continuing operations before tax	$58.5
Net income	$53.8

Three months ended June 29, 2012 (1)
Revenues	$380.9
Cost of revenues	$(332.1)
Income from continuing operations before tax	$48.8
Net income	$46.0

Six months ended June 28, 2013 (1)
Revenues	$1,111.9
Cost of revenues	$(993.7)
Income from continuing operations before tax	$118.2
Net income	$109.7

Six months ended June 29, 2012 (1)
Revenues	$744.8
Cost of revenues	$(632.1)
Income from continuing operations before tax	$112.7
Net income	$104.1

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $29.0 million and $27.9 million, respectively, of distributions from unconsolidated joint ventures for the three months ended June 28, 2013 and June 29, 2012 and $52.1 million and $46.5 million, respectively, for the six months ended June 28, 2013 and June 29, 2012.

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

However, the majority of the unconsolidated joint ventures in which we participate involve cost-reimbursable, level-of-effort projects that are accounted for as service-type projects, not engineering and construction projects that would follow the percentage-of-completion or completed-contract accounting method.  Revenues for service-type contracts are recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance, depending upon the nature of the services provided.  The services we provide on these cost-reimbursable contracts are management and operations services for government clients and operations and maintenance services for non-government clients.  We believe that, due to the continual changes we experience in client funding and scope definitions, reliable estimates of performance guarantees cannot be calculated because they cannot be reliably predicted.  In addition, we participate in joint ventures in which the level of our participation is so minimal that we do not have access to those joint ventures’ estimates to complete.  The joint ventures where we perform engineering and construction contracts and where we have access to the estimates to complete, which are needed to calculate the performance guarantees, are immaterial.

NOTE 7.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	June 28,	December 28,
(In millions)	2013	2012
Construction and mining equipment	$250.8	$266.4
Computer software	230.6	219.5
Computer hardware	210.7	198.2
Vehicles and automotive equipment	170.7	172.2
Leasehold improvements	141.9	130.1
Land and buildings	105.9	114.1
Furniture and fixtures	91.1	97.7
Other equipment	75.8	72.4
Construction in progress	13.8	15.6
	1,291.3	1,286.2
Accumulated depreciation and amortization	(644.2)	(598.7)
Property and equipment, net (1)	$647.1	$687.5

(1)	The unamortized computer software costs were $72.7 million and $71.1 million, respectively, as of June 28, 2013 and December 28, 2012.

NOTE 8.  ACQUISITION

Flint Acquisition

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of the acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  In connection with the acquisition of Flint, we recognized $11.3 million and $16.9 million for the three and six months ended June 29, 2012, respectively, in “Acquisition-related expenses” on our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Investments in and advances to unconsolidated joint ventures.  As a result of the Flint acquisition, we hold a 50% voting and economic interest in a joint venture that provides operations, maintenance, asset management and project management services to the Canadian energy sector.  The fair value of our investment in this joint venture at the acquisition date was higher than the underlying equity interest.  This difference of $128.5 million includes $38.0 million representing intangible assets, and the remaining amount representing goodwill.  The intangible assets are being amortized, as a reduction to earnings against the equity in income of this unconsolidated joint venture, over a period ranging from three to 40 years.  For the three months ended June 28, 2013 and June 29, 2012, amortization of these intangible assets was $2.7 million and $1.5 million, respectively. For the six months ended June 28, 2013 and June 29, 2012, amortization of these intangible assets was $5.3 million and $1.5 million, respectively.

Pro forma results.  The unaudited financial information in the table below summarizes the combined results of the operations of URS Corporation and Flint for the three and six months ended June 29, 2012, on a pro forma basis, as though the companies had been combined as of December 31, 2011.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense, adjustments to conform to U.S. GAAP, new compensation agreements, and foreign currency gains or losses arising from internal financing arrangements.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at December 31, 2011 nor should it be taken as indicative of our future consolidated results of operations.

We have discovered some errors related to foreign currency translation losses on intercompany loans in the pro forma financial information previously issued for the three and six months ended June 29, 2012.

	Pro Forma
	Three Months	Six Months
Unaudited	Ended	Ended
(In millions, except per share data)	June 29, 2012	June 29, 2012

Revenues	$2,934.4	$5,866.2
Net income (loss) including noncontrolling interests (1)	$84.8	$191.9
Net income (loss) attributable to URS (1)	$59.1	$140.4
Earnings (loss) per share:
Basic EPS (1)	$0.80	$1.90
Diluted EPS (1)	$0.79	$1.89

(1)
Amounts have been revised to correct errors related to foreign currency translation losses on intercompany loans and foreign currency forward contracts in the pro forma financial information previously issued for the three and six months ended June 29, 2012.  The revisions increased both net income (loss) including noncontrolling interests and net income (loss) attributable to URS by $16.0 million and $8.8 million for the three- and six-month periods ended June 29, 2012, respectively, increased basic and diluted EPS by $0.22 and $0.21 for the three months ended June 29, 2012, respectively, and increased both basic and diluted EPS by $0.12 for the six-month period ended June 29, 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The table below shows the material pre-tax, nonrecurring adjustment in the pro forma financial information for the three and six months ended June 29, 2012:

	Pro Forma
Pre-tax, nonrecurring adjustment (In millions)	Three Months Ended	Six Months Ended
	June 29, 2012	June 29, 2012

Acquisition-related expenses	$21.1	$28.4

(1)	Included in the pro forma results for the three and six months ended June 29, 2012 is a nonrecurring adjustment related to URS and Flint acquisition-related expenses.

NOTE 9.  INDEBTEDNESS

Indebtedness consisted of the following:

	June 28,	December 28,
(In millions)	2013	2012
Term loan, net of debt issuance costs	$651.8	$666.3
3.85% Senior Notes (net of discount)	399.6	399.5
5.00% Senior Notes (net of discount)	599.5	599.5
7.50% Canadian Notes (including premium)	191.9	203.8
Revolving line of credit	131.6	100.5
Other indebtedness	116.3	94.7
Total indebtedness	2,090.7	2,064.3
Less:
Current portion of long-term debt	85.7	71.8
Long-term debt	$2,005.0	$1,992.5

2011 Credit Facility

As of June 28, 2013 and December 28, 2012, the outstanding balance of the term loan under our senior credit facility (“2011 Credit Facility”) was $655.0 million and $670.0 million, respectively.  As of June 28, 2013 and December 28, 2012, the interest rates applicable to the term loan were 1.70% and 1.71%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at LIBOR plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

On May 23, 2013, we amended out 2011 Credit Facility to revise our Eurocurrency rates to include other indices beyond LIBOR.

We were in compliance with the covenants of our 2011 Credit Facility as of June 28, 2013.

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

As of June 28, 2013 and December 28, 2012, we had an outstanding balance of $131.6 million and $100.5 million on our revolving line of credit, respectively.  As of June 28, 2013, we had issued $124.9 million of letters of credit, leaving $743.5 million available under our revolving credit facility.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Senior Notes and Canadian Notes

On March 15, 2012, we issued, in a private placement, $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  As of June 28, 2013, the outstanding balance of the Senior Notes was $999.1 million, net of $0.9 million of discount.

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

In connection with the sale of the Senior Notes, we entered into a registration rights agreement.   On April 17, 2013, we filed with the Securities and Exchange Commission (“SEC”), and subsequently amended, a registration statement, under which we are offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  The registration statement has not yet been declared effective by the SEC.  Until we complete our exchange offer, we will be required to pay additional interest of 50 basis points to the holders of the Senior Notes.

On May 14, 2012, we guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$175.0 million).  As of June 28, 2013, the outstanding balance of the Canadian Notes was $191.9 million, including $24.8 million of premium.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of June 28, 2013.

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of June 28, 2013 and December 28, 2012, we had outstanding amounts of $59.8 million and $35.5 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of these other forms of indebtedness were approximately 3.19% and 4.68% as of June 28, 2013 and December 28, 2012, respectively.  Notes payable primarily include notes used to finance the purchase of vehicles, construction equipment, office equipment, computer equipment and furniture.

As of June 28, 2013 and December 28, 2012, we maintained several credit lines with an aggregate borrowing capacity of $48.9 million and $50.8 million, respectively, and had remaining borrowing capacity of $41.1 and $47.7 million, respectively.

Capital Leases.  As of June 28, 2013 and December 28, 2012, we had obligations under our capital leases of approximately $56.5 million and $59.2 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Foreign Currency Translation Losses Related to Intercompany Loans.  We recorded foreign currency translation losses of $3.3 and $5.8 million on intercompany loans for the three and six months ended June 28, 2013.  We also recorded foreign currency translation losses of $6.4 million on intercompany loans for both the three and six months ended June 29, 2012.  These losses are recorded in “Other income (expenses)” on our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 10.  FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of June 28, 2013 and December 28, 2012, the estimated fair market values of the term loan under our 2011 Credit Facility were approximately $652.4 million and $667.3 million, respectively.  The carrying values of this term loan on our Condensed Consolidated Balance Sheets as of June 28, 2013 and December 28, 2012 were $655.0 million and $670.0 million, respectively, excluding unamortized debt issuance costs.  The fair value of our term loan was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.

Senior Notes and Canadian Notes

As of both June 28, 2013 and December 28, 2012, the estimated fair market value of the Senior Notes and Canadian Notes was approximately $1.2 billion and the carrying value of these notes on our Condensed Consolidated Balance Sheets was $1.2 billion, excluding unamortized discounts and premiums.  The fair value of the Senior Notes and Canadian Notes was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of the notes.

Derivative Instruments

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data, including spot and forward rates, as of June 28, 2013 and for the duration of each derivative’s terms.  There were no significant derivative instruments outstanding during the six months ended June 28, 2013.

Foreign Currency Exchange Contracts

We operate our business globally and our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to foreign currency risk.  From time to time, we may purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.

In March 2012, we entered into various foreign currency forward contracts with an aggregate notional amount of C$1.25 billion (equivalent to US$1.25 billion) with maturity windows ranging from March 7, 2012 to May 31, 2012.  The primary objective of the contracts was to manage our exposure to foreign currency transaction risk related to the funding of our pending acquisition of Flint in Canadian dollars.  These contracts settled during the second quarter of 2012.  For the three and six months ended June 29, 2012, we recorded net losses of $2.8 million and $0.3 million, respectively, on our foreign currency forward contracts in “Other income (expenses)” on our Condensed Consolidated Statements of Operations.

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	June 28,	December 28,
(In millions)	2013	2012
Billings in excess of costs and accrued earnings on contracts	$216.1	$211.7
Project-related legal liabilities and other project-related reserves	33.3	55.2
Advance payments negotiated as a contract condition	4.2	9.8
Normal profit liabilities	1.0	4.8
Estimated losses on uncompleted contracts	6.0	7.6
Total	$260.6	$289.1

NOTE 12.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to our defined benefit plans for the three months ended June 28, 2013 and June 29, 2012 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	June 28,	June 29,	June 28,	June 29,
(In millions)	2013	2012	2013	2012
Service cost	$2.2	$2.0	$0.1	$0.1
Interest cost	4.4	4.7	5.7	5.7
Expected return on plan assets	(4.8)	(4.4)	(6.0)	(5.6)
Amortization of:
Prior service costs	(0.1)	(0.7)	—	—
Net loss	3.9	2.4	—	—
Net periodic pension costs	$5.6	$4.0	$(0.2)	$0.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	Six Months Ended
	Domestic Plans		Foreign Plans
	June 28,	June 29,	June 28,	June 29,
(In millions)	2013	2012	2013	2012
Service cost	$4.4	$4.0	$0.2	$0.2
Interest cost	8.8	9.4	11.4	11.3
Expected return on plan assets	(9.6)	(8.8)	(12.0)	(11.1)
Amortization of:
Prior service costs	(0.2)	(1.4)	—	—
Net loss	7.8	4.8	—	—
Net periodic pension costs	$11.2	$8.0	$(0.4)	$0.4

During the three and six months ended June 28, 2013, we made cash contributions, including employer-directed benefit payments, of $6.8 million and $13.9 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $16.7 million for the remainder of our 2013 fiscal year.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and six months ended June 28, 2013 and June 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2013	2012	2013	2012
Interest cost	$0.4	$0.5	$0.8	$1.0
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of:
Net loss	0.1	—	0.2	—
Net periodic benefit costs	$0.4	$0.4	$0.8	$0.8

During the three and six months ended June 28, 2013, we made cash contributions, including employer-directed benefit payments, of $1.0 million and $1.8 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $1.8 million for the remainder of our 2013 fiscal year.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 13.  STOCKHOLDERS' EQUITY

Dividend Program

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013
February 22, 2013	$0.21	March 15, 2013	$16.0	April 5, 2013
May 3, 2013	$0.21	June 14, 2013	$16.0	July 5, 2013
August 2, 2013	$0.21	September 13, 2013	NA	October 4, 2013

NA = Not available

Equity Incentive Plan

On March 28, 2013, the Board adopted, and on May 23, 2013, the stockholders approved, an amendment and restatement of our 2008 Incentive Plan.  Among other provisions, the amendment and restatement increased the aggregate number of shares of common stock authorized for issuance under the plan by 1.5 million shares and the term of the plan was extended until May 23, 2018.  As of June 28, 2013, approximately 3.1 million shares had been issued as restricted stock awards and 1.6 million shares were issuable upon the vesting of restricted stock units under our 2008 Incentive Plan.  In addition, approximately 1.8 million shares remained reserved for future grants under our 2008 Incentive Plan.

On March 27, 2013, the Compensation Committee of the Board of Directors approved the adoption of a new long-term incentive program for executive officers and other specified employees.  Like the existing program, restricted stock unit awards are both time-based and time-and-performance-based.  Under these awards, the performance-based grants will vest at the end of a three-year vesting period based on dual performance criteria:  satisfaction of a net income performance condition measured on a cumulative basis over a two-year performance period and a market condition based on meeting or exceeding the total shareholder return of the Russell 3000 Index, measured over a three-year performance period.  The grant date fair value was determined using a Monte Carlo simulation model and will be expensed on a straight-line basis over the vesting period.

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three and six months ended June 28, 2013 and June 29, 2012:

	Three Months Ended		Six Months Ended
(In millions, except average price paid	June 28,	June 29,	June 28,	June 29,
per share)	2013	2012	2013	2012

Common stock repurchase shares	1.0	—	2.0	1.0
Average price paid per share	$48.26	$—	$45.55	$40.00
Cost of common stock repurchased	$48.3	$—	$93.3	$40.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units and our employee stock purchase plan for the three and six months ended June 28, 2013 and June 29, 2012:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2013	2012	2013	2012
Stock-based compensation expense:
Restricted stock awards and units	$11.5	$9.8	$22.4	$21.0
Employee stock purchase plan	0.2	0.1	0.3	0.3
Stock-based compensation expense	$11.7	$9.9	$22.7	$21.3

Stock-based compensation expense included in:
Cost of revenues	$8.6	$7.7	16.9	16.2
General and administrative expenses	3.1	2.2	5.8	5.1
Stock-based compensation expense	$11.7	$9.9	$22.7	$21.3

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

•
Oil & Gas Division provides oilfield services, including rig transportation and fluid hauling services; oil and gas production services, including mechanical, electrical and instrumentation services; facility and pipeline construction; module fabrication; and maintenance services for the oil and gas industry in the U.S. and Canada.

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2013	2012	2013	2012
Revenues
Infrastructure & Environment	$977.5	$966.3	$1,910.9	$1,930.4
Federal Services	559.2	718.2	1,237.4	1,435.3
Energy & Construction	728.5	777.9	1,393.3	1,503.6
Oil & Gas (1)	555.9	277.5	1,139.7	277.5
Inter-segment, eliminations and other	(29.1)	(49.2)	(86.8)	(94.6)
Total revenues	$2,792.0	$2,690.7	$5,594.5	$5,052.2
Equity in income (loss) of unconsolidated joint ventures
Infrastructure & Environment	$(0.1)	$(1.0)	$1.0	$(0.1)
Federal Services	1.9	1.7	3.3	3.3
Energy & Construction	14.9	15.7	36.6	41.9
Oil & Gas (1)	1.2	0.6	1.1	0.6
Total equity in income of unconsolidated joint ventures	$17.9	$17.0	$42.0	$45.7
URS operating income (loss) (2)
Infrastructure & Environment	$61.4	$62.1	$102.1	$107.6
Federal Services	68.6	59.8	167.8	152.7
Energy & Construction	22.0	29.6	34.3	52.4
Oil & Gas (1)	1.9	3.2	10.1	3.2
Corporate (3)	(22.9)	(30.7)	(45.6)	(56.3)
Total URS operating income (loss)	$131.0	$124.0	$268.7	$259.6
Operating income (loss)
Infrastructure & Environment	$61.5	$62.6	$102.7	$108.6
Federal Services	68.6	59.8	167.8	152.7
Energy & Construction	36.6	54.8	63.7	102.9
Oil & Gas (1)	1.6	3.0	9.4	3.0
Corporate (3)	(22.9)	(30.7)	(45.6)	(56.3)
Total operating income (loss)	$145.4	$149.5	$298.0	$310.9
Depreciation and amortization
Infrastructure & Environment	$12.4	$14.3	$24.9	$28.7
Federal Services	8.8	9.1	18.1	18.7
Energy & Construction	11.3	12.1	23.3	23.8
Oil & Gas (1)	31.5	18.7	63.1	18.7
Corporate	2.1	1.6	4.2	3.1
Total depreciation and amortization	$66.1	$55.8	$133.6	$93.0
(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)
We are providing information regarding URS operating income (loss) by segment because management uses this information to assess performance and make decisions about resource allocation.  URS operating income is defined as segment operating income after reductions for pre-tax noncontrolling interests.

(3)	Corporate includes expenses related to corporate functions and acquisition-related expenses.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Reconciliations of URS operating income (loss) by segment to segment operating income (loss) for the three and six months ended June 28, 2013 and June 29, 2012 are as follows:

	Three Months Ended June 28, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$61.4	$68.6	$22.0	$1.9	$(22.9)	$131.0
Noncontrolling interests	0.1	—	14.6	(0.3)	—	14.4
Operating income (loss)	$61.5	$68.6	$36.6	$1.6	$(22.9)	$145.4

	Three Months Ended June 29, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$62.1	$59.8	$29.6	$3.2	$(30.7)	$124.0
Noncontrolling interests	0.5	—	25.2	(0.2)	—	25.5
Operating income (loss)	$62.6	$59.8	$54.8	$3.0	$(30.7)	$149.5

	Six Months Ended June 28, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$102.1	$167.8	$34.3	$10.1	$(45.6)	$268.7
Noncontrolling interests	0.6	—	29.4	(0.7)	—	29.3
Operating income (loss)	$102.7	$167.8	$63.7	$9.4	$(45.6)	$298.0

	Six Months Ended June 29, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$107.6	$152.7	$52.4	$3.2	$(56.3)	$259.6
Noncontrolling interests	1.0	—	50.5	(0.2)	—	51.3
Operating income (loss)	$108.6	$152.7	$102.9	$3.0	$(56.3)	$310.9

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	June 28,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$9.3	$8.1
Federal Services	5.1	5.7
Energy & Construction	112.1	124.5
Oil & Gas	129.7	140.0
Total investments in and advances to unconsolidated joint ventures	$256.2	$278.3

Infrastructure & Environment	$137.5	$141.0
Federal Services	40.8	36.6
Energy & Construction	58.1	60.1
Oil & Gas	381.4	422.9
Corporate	29.3	26.9
Total property and equipment, net of accumulated depreciation	$647.1	$687.5

Total assets by segment are as follows:

	June 28,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$2,175.4	$2,267.5
Federal Services	1,562.1	1,645.8
Energy & Construction	2,731.5	2,776.5
Oil & Gas	1,823.9	1,904.4
Corporate	210.1	192.3
Total assets	$8,503.0	$8,786.5

Interim Goodwill Review

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews when triggering events occur.  During the first quarter of 2013, a government sequestration order was signed canceling budgetary resources across the federal government for fiscal year 2013.  The budget cuts spread across many key government programs and agencies, several of which were related to markets we serve.  This event prompted us to perform an interim goodwill impairment test as of March 29, 2013.  Management determined that three of our seven reporting units could potentially be impacted by the federal sequester.  We performed an analysis to determine whether the fair value of each reporting unit was less than its carrying amount.  Analytical procedures were also performed to include an analysis of the impact on stock market prices of URS and comparable companies, review of stock analyst reports, and management guidance and commentary from comparable companies.  Based on this analysis, it was determined that there was no impairment due to the sequestration event.  During the second quarter of 2013, no events or changes in circumstances occurred that prompted us to perform any additional interim goodwill impairment tests.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with our two major customers:  the U.S. Army and the DOE.  For the purpose of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for federal agencies are not centralized, and procurement decisions are made separately by each federal agency.  The loss of the federal government, the U.S. Army, or DOE as clients would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis.  We believe that the loss of any single contract would not have a material adverse effect on our business.

Our revenues from the U.S. Army and DOE by division for the three and six months ended June 28, 2013 and June 29, 2012 are presented below:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions, except percentages)	2013	2012	2013	2012
The U.S. Army (1)
Infrastructure & Environment	$31.6	$43.6	$64.6	$87.4
Federal Services	253.8	374.4	642.2	747.5
Energy & Construction	28.4	25.6	53.2	50.5
Total U.S. Army	$313.8	$443.6	$760.0	$885.4
Revenues from the U.S. Army as a percentage of our consolidated revenues	11%	16%	14%	18%

DOE
Infrastructure & Environment	$1.0	$2.3	$2.1	$3.4
Federal Services	6.5	7.2	10.4	13.1
Energy & Construction	205.2	240.2	412.0	493.2
Total DOE	$212.7	$249.7	$424.5	$509.7
Revenues from DOE as a percentage of our consolidated revenues	8%	9%	8%	10%

Revenues from the federal market sector as a percentage of our consolidated revenues	34%	43%	36%	46%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and our affiliates are subject to various contractual disputes, governmental audits and investigations, and legal proceedings alleging, among other things, contractual, tortious or statutory breaches.  The final outcomes of these various matters cannot be predicted or estimated with certainty.  We are including information regarding the following matters:

•
USAID Egyptian Projects:  In March 2003, Washington Group International, Inc., a Delaware company, (“WGI Delaware”), our wholly owned subsidiary, was notified by the Department of Justice that the federal government was considering civil litigation against WGI Delaware for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI Delaware’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI Delaware, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, as well as common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties for violations of the statutes as well as a refund of the approximately $373.0 million paid to WGI Delaware under the specified contracts.  WGI Delaware has denied any liability in the action and contests the federal government’s damage allegations and its entitlement to recovery.  All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI Delaware filed a motion in Idaho District Court to dismiss the federal government’s claims or to stay the Idaho action and also a motion in Bankruptcy Court in Nevada to dismiss the government’s claims for failure to give appropriate notice or otherwise preserve its claims.  In August 2005, the Bankruptcy Court ruled that all federal government claims were barred.  The federal government appealed the Bankruptcy Court's order to the United States District Court for the District of Nevada.  In March 2006, the Idaho District Court stayed that action during the pendency of the federal government's appeal of the Bankruptcy Court's ruling.  In December 2006, the Nevada District Court reversed the Bankruptcy Court’s order and remanded the matter back to the Bankruptcy Court for further proceedings.  WGI Delaware renewed its motion in Bankruptcy Court, and in November 2008, the Bankruptcy Court ruled that the federal government’s common law claims of unjust enrichment and payment by mistake are barred, and could no longer be pursued.  On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the False Claims and the Federal Foreign Assistance Acts are not barred.  On November 7, 2012, WGI Delaware appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel and oral arguments were presented to the Appellate Panel on July 19, 2013.  On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court’s decision.

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

WGI Ohio filed a motion for summary judgment, seeking dismissal on grounds that government contractors are immune from liability.  On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment, but several plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals on April 27, 2009.  On September 14, 2010, the Court of Appeals reversed the District Court’s summary judgment decision and WGI Ohio’s dismissal, and remanded the case back to the District Court for further litigation.  On August 1, 2011, the District Court decided that the government contractor immunity defense would not be available to WGI Ohio at trial, but would be an issue for appeal.  Five of the cases were tried in District Court from September 12, 2012 through October 3, 2012.  On April 12, 2013, the District Court ruled in favor of WGI Ohio and the Army Corps of Engineers, finding that the five plaintiffs failed to prove that WGI Ohio’s or the Army Corps of Engineers’ actions caused the failure of the Industrial Canal floodwall during Hurricane Katrina.  On July 1, 2013, WGI Ohio filed a motion for summary judgment in District Court to dismiss all other related cases as a result of the District Court’s April 2013 decision.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

•
DOE Deactivation, Demolition, and Removal Project:  WGI Ohio executed a cost-reimbursable task order with the DOE in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues.  In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk.  The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $105.9 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $105.9 million to $145.9 million, and requires WGI Ohio to pay all project costs exceeding $145.9 million.  In addition, in September 2011, WGI Ohio voluntarily paid a civil penalty related to the contamination incident.

Through June 28, 2013, WGI Ohio has incurred total project costs of $244.4 million and has recorded cumulative project losses of $16.3 million.  Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene, WGI Ohio has been required to perform work outside the scope of the Task Order Modification.  Based on changes and delays to date, requests for equitable adjustment (“REA”) amounting to $47.1 million and proposals related to the hurricane-caused impacts and other directed changes in the amount of $117.5 million have been submitted to the DOE for approval.  WGI Ohio also expects to submit additional REAs of at least $17.0 million to the DOE.  Through June 28, 2013, the DOE authorized an additional $31.2 million of funding primarily related to the hurricane-caused impacts.  During 2013, WGI Ohio has submitted several certified claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $112.5 million of the above unfunded REA and proposal costs incurred through April 2013 and $5.0 million of fee on the expanded work scope.  The final project completion costs are not currently estimable due to continuing delays in permitting, other delays, and approval of a final project plan.  WGI Ohio can provide no certainty that it will recover the $112.5 million in submitted DOE claims for costs incurred through April 2013 related to REAs, hurricane-caused work or other directed changes, as well as any other project costs after April 2013 that WGI Ohio is obligated to incur to finalize and complete this project, any of which could negatively impact URS’ future results of operations.

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by our wholly owned subsidiary, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  Subsequently, on November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce asserting claims up to $52.6 million.  Washington Group Bolivia brought a $50 million counterclaim on August 3, 2012 against the mine owner asserting claims of wrongful termination and lost productivity.  Arbitration on the mine owner’s claims and Washington Group Bolivia’s counterclaims commenced before the International Chamber of Commerce and concluded in December 2012.  In the course of the arbitration proceedings, the mine owner has reduced its claims to approximately $32.2 million, while Washington Group Bolivia has refined its counterclaim amount to not more than $62.9 million.

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

•
U.K. Joint Venture:  On April 12, 2010, one of our U.K. joint ventures sent several bags of low level non-exempt radioactive waste to a waste disposal facility that was not licensed to handle such waste.  On November 15, 2012, the U.K. Environment Agency and the U.K. Department for Transport initiated environmental regulatory proceedings against our U.K. joint venture in the Workington Magistrates’ Court under the U.K. Environmental Permitting Regulations 2010, the Radioactive Substances Act 1993, the Carriage of Dangerous Goods and the use of Transportable Pressure Equipment Regulations 2009.  On February 7, 2013, our U.K. joint venture entered a plea of guilty before the Magistrates’ Court and the matter was referred to the Carlisle Crown Court (the “Crown Court”) for sentencing.  On June 14, 2013, the Crown Court issued a fine equivalent to approximately $1.2 million.  On July 9, 2013, our U.K. joint venture appealed the Crown Court’s decision to the Court of Appeal Criminal Division.

The resolution of outstanding claims and legal proceedings is subject to inherent uncertainty, and it is reasonably possible that any resolution of these claims and legal proceedings could have a material adverse effect on us; however, an estimate of the reasonably possible losses cannot be determined at this time.

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

Guarantee Obligations and Commitments

As of June 28, 2013, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.

As of June 28, 2013, we had $33.7 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 16.  RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities for the three and six months ended June 28, 2013 and June 29, 2012 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at March 30, 2012	$(107.7)	$19.1	$(0.7)	$(89.3)
Other comprehensive income before reclassification	—	(34.0)	—	(34.0)
Amounts reclassified from accumulated other comprehensive income:
Prior service costs, net of tax (1)	(0.4)	—	—	(0.4)
Actuarial (gains) losses, net of tax (1)	1.4	—	—	1.4
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	0.3	—	0.3
Net current-period other comprehensive income	1.0	(33.7)	—	(32.7)
Balances at June 29, 2012	$(106.7)	$(14.6)	$(0.7)	$(122.0)

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at March 29, 2013	$(131.5)	$(13.5)	$(0.6)	$(145.6)
Other comprehensive income before reclassification	(0.2)	(38.9)	—	(39.1)
Amounts reclassified from accumulated other comprehensive income:
Actuarial (gains) losses, net of tax (1)	2.4	—	—	2.4
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	(0.3)	—	(0.3)
Net current-period other comprehensive income	2.2	(39.2)	—	(37.0)
Balances at June 28, 2013	$(129.3)	$(52.7)	$(0.6)	$(182.6)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at December 30, 2011	$(108.8)	$(2.0)	$—	$(110.8)
Other comprehensive income before reclassification	0.1	(12.9)	(0.7)	(13.5)
Amounts reclassified from accumulated other comprehensive income:
Prior service costs, net of tax (1)	(0.8)	—	—	(0.8)
Actuarial (gains) losses, net of tax (1)	2.8	—	—	2.8
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	0.3	—	0.3
Net current-period other comprehensive income	2.1	(12.6)	(0.7)	(11.2)
Balances at June 29, 2012	$(106.7)	$(14.6)	$(0.7)	$(122.0)

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at December 28, 2012	$(135.4)	$22.8	$(0.6)	$(113.2)
Other comprehensive income before reclassification	1.4	(75.0)	—	(73.6)
Amounts reclassified from accumulated other comprehensive income:
Prior service costs, net of tax (1)	(0.1)	—	—	(0.1)
Actuarial (gains) losses, net of tax (1)	4.8	—	—	4.8
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	(0.5)	—	(0.5)
Net current-period other comprehensive income	6.1	(75.5)	—	(69.4)
Balances at June 28, 2013	$(129.3)	$(52.7)	$(0.6)	$(182.6)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 17.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On March 15, 2012, URS Corporation, the parent company (“Parent”), and URS Fox US LP (“Fox LP”), a 100% owned subsidiary of the Parent, issued the Senior Notes.  See Note 9, “Indebtedness,” for more information.  The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) on a joint-and-several basis by each of the Parent’s current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are 100% owned domestic obligors or 100% owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.

The Guarantee of a Guarantor will, so long as no event of default shall have occurred and be continuing with respect to the Senior Notes, be automatically and unconditionally released and discharged without any action on the part of the trustee or the holders of the Senior Notes:

(a)
with respect to a Guarantor which, individually or together with the Parent’s other domestic subsidiaries, no longer has any indebtedness of borrowed money in excess of $100.0 million outstanding and no longer guarantees, individually or together with the Parent’s other domestic subsidiaries, any indebtedness in excess of $100.0 million incurred by the Parent or any of the Parent’s other 100% owned domestic subsidiaries;

(b)
unless the Guarantor is the surviving entity (i) upon the sale, lease or exchange of all or substantially all of the Guarantor’s assets to any person or entity not an affiliate of the Parent or (ii) upon any sale, exchange or transfer, to any person or entity not an affiliate of the Parent, of all of the Parent’s direct and indirect interest in such Guarantor;

(c)	upon the full and final payment and performance of all obligations under the indenture and the Senior Notes;

(d)	upon liquidation and dissolution of a Guarantor in a transaction that is not prohibited by the indenture; or

(e)	upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture.

In addition, the Guarantee of any domestic subsidiary that is a Guarantor will be automatically and unconditionally released and discharged, without any further action required by such Guarantor, the trustee, or the holders of the Senior Notes, if at any time such domestic subsidiary of the Parent that is a Guarantor is no longer a domestic subsidiary of the Parent.

We have early adopted Accounting Standards Update (ASU) 2013-04 – Obligations Resulting from Joint and Several Liability Arrangements For Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  The update requires companies to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  The total amount of the obligation is the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligor.

Consistent with the arrangement between Parent and Fox LP, $300.4 million and $699.6 million of the Senior Notes are included in the liabilities of Parent and Fox LP, respectively, as of both June 28, 2013 and December 28, 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Revision of Previously Issued Condensed Consolidating Financial Information

Errors were identified in our Condensed Consolidating Financial Information, originally filed for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 on a Form 8-K dated April 17, 2013, and for the three months ended March 29, 2013 and March 30, 2012 in our Form 10-Q.  The condensed consolidating financial information for these periods was revised in a Form 8-K/A filed on June 25, 2013.  Subsequent to this filing, additional errors, as described below, were identified.  These errors did not impact our consolidated financial statements.

•
Inconsistent treatment of cash flow activities related to long-term debt and intercompany notes between various legal entities that impacted the Condensed Consolidating Statements of Cash Flows for the years ended December 28, 2012 and for the three months ended March 29, 2013.

•
Gross presentation of intercompany investing and financing cash flow activities related to the borrowings and repayments of intercompany notes.  The intercompany borrowings and repayments were incorrectly netted on the Condensed Consolidating Statements of Cash Flows for the years ended December 28, 2012, December 30, 2011 and December 31, 2010, as well as for the quarters ended March 29, 2013 and March 30, 2012.

•
Changes in accrued interest on intercompany notes were incorrectly classified as net intercompany investing and net intercompany financing activities instead of operating cash flow activities on the Condensed Consolidating Statements of Cash Flows for the year ended December 28, 2012, as well as for the quarters ended March 29, 2013 and March 30, 2012.

•
Misclassification of an intercompany note payable and a related intercompany note receivable, impacting the Condensed Consolidating Balance Sheet as of December 30, 2011 and the Condensed Consolidating Statements of Cash Flows for the years ended December 30, 2011 and December 31, 2010.

•	Misclassification of intercompany dividend payments as operating cash flow activities, which impacted fiscal years ended December 30, 2011 and December 31, 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

We assessed the materiality of all of these errors in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the previously issued consolidated financial statements were not materially misstated.  In accordance with the SEC’s Staff Accounting Bulletin 108, we have corrected these immaterial errors by revising the previously issued condensed consolidating financial statements included in this footnote.  Accordingly, the condensed consolidating financial information, as of December 30, 2011 and for the years ended December 28, 2012, December 30, 2011, and December 31, 2010, as well as for the three months ended March 29, 2013 and March 30, 2012, have been revised to correct the immaterial errors described above:

	As of December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Balance Sheet Data:

As Reported
LIABILITIES AND EQUITY
Short-term intercompany notes payable	$327.8	$—	$19.3	$393.9	$(741.0)	$—
Total current liabilities	$4,376.5	$—	$5,057.6	$2,434.7	$(10,133.9)	$1,734.9
Total liabilities	$5,095.1	$—	$5,707.7	$2,721.5	$(10,146.1)	$3,378.2
Intercompany notes receivable	$(387.7)	$—	$(6.2)	$(347.1)	$741.0	$—
Total URS stockholders' equity	$2,989.5	$—	$5,154.5	$1,354.8	$(6,121.6)	$3,377.2
Total stockholders' equity	$2,989.5	$—	$5,154.5	$1,462.0	$(6,121.6)	$3,484.4

Adjustments
LIABILITIES AND EQUITY
Short-term intercompany notes payable	$(283.6)	$—	$—	$(283.6)	$567.2	$—
Total current liabilities	$(283.6)	$—	$—	$(283.6)	$567.2	$—
Total liabilities	$(283.6)	$—	$—	$(283.6)	$567.2	$—
Intercompany notes receivable	$283.6	$—	$—	$283.6	$(567.2)	$—
Total URS stockholders' equity	$283.6	$—	$—	$283.6	$(567.2)	$—
Total stockholders' equity	$283.6	$—	$—	$283.6	$(567.2)	$—

As Revised
LIABILITIES AND EQUITY
Short-term intercompany notes payable	$44.2	$—	$19.3	$110.3	$(173.8)	$—
Total current liabilities	$4,092.9	$—	$5,057.6	$2,151.1	$(9,566.7)	$1,734.9
Total liabilities	$4,811.5	$—	$5,707.7	$2,437.9	$(9,578.9)	$3,378.2
Intercompany notes receivable	$(104.1)	$—	$(6.2)	$(63.5)	$173.8	$—
Total URS stockholders' equity	$3,273.1	$—	$5,154.5	$1,638.4	$(6,688.8)	$3,377.2
Total stockholders' equity	$3,273.1	$—	$5,154.5	$1,745.6	$(6,688.8)	$3,484.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:

As Reported
Net cash from operating activities	$34.1	$—	$38.6	$280.8	$76.7	$430.2
Cash flows from investing activities:
Other intercompany investing activities	$942.6	$—	$857.7	$583.5	$(2,383.8)	$—
Net cash from investing activities	$930.9	$—	$818.9	$(812.5)	$(2,383.9)	$(1,446.6)
Cash flows from financing activities:
Borrowings from long-term debt	$998.9	$—	$—	$—	$—	$998.9
Payments on long-term debt	$(30.0)	$—	$(5.7)	$(2.3)	$—	$(38.0)
Other intercompany financing activities	$(2,003.7)	$—	$(904.9)	$524.8	$2,383.8	$—
Net cash from financing activities	$(1,144.5)	$—	$(865.6)	$520.1	$2,382.3	$892.3

Adjustments
Net cash from operating activities	$(2.9)	$1.6	$(15.2)	$16.5	$—	$—
Cash flows from investing activities:
Investments in intercompany notes receivable	$(570.4)	$(800.0)	$(555.0)	$—	$1,925.4	$—
Receipts from intercompany notes receivable	$97.8	$113.1	$—	$30.0	$(240.9)	$—
Other intercompany investing activities	$218.4	$(14.3)	$577.5	$(312.9)	$(468.7)	$—
Net cash from investing activities	$(254.2)	$(701.2)	$22.5	$(282.9)	$1,215.8	$—
Cash flows from financing activities:
Borrowings from long-term debt	$(699.6)	$800.0	$—	$—	$(100.4)	$—
Payments on long-term debt	$—	$(100.4)	$—	$—	$100.4	$—
Intercompany notes borrowings	$—	$—	$555.0	$1,370.4	$(1,925.4)	$—
Intercompany notes repayments	$(30.0)	$—	$—	$(210.9)	$240.9	$—
Other intercompany financing activities	$986.7	$—	$(562.3)	$(893.1)	$468.7	$—
Net cash from financing activities	$257.1	$699.6	$(7.3)	$266.4	$(1,215.8)	$—

As Revised
Net cash from operating activities	$31.2	$1.6	$23.4	$297.3	$76.7	$430.2
Cash flows from investing activities:
Investments in intercompany notes receivable	$(570.4)	$(800.0)	$(555.0)	$—	$1,925.4	$—
Receipts from intercompany notes receivable	$97.8	$113.1	$—	$30.0	$(240.9)	$—
Other intercompany investing activities	$1,161.0	$(14.3)	$1,435.2	$270.6	$(2,852.5)	$—
Net cash from investing activities	$676.7	$(701.2)	$841.4	$(1,095.4)	$(1,168.1)	$(1,446.6)
Cash flows from financing activities:
Borrowings from long-term debt	$299.3	$800.0	$—	$—	$(100.4)	$998.9
Payments on long-term debt	$(30.0)	$(100.4)	$(5.7)	$(2.3)	$100.4	$(38.0)
Intercompany notes borrowings	$—	$—	$555.0	$1,370.4	$(1,925.4)	$—
Intercompany notes repayments	$(30.0)	$—	$—	$(210.9)	$240.9	$—
Other intercompany financing activities	$(1,017.0)	$—	$(1,467.2)	$(368.3)	$2,852.5	$—
Net cash from financing activities	$(887.4)	$699.6	$(872.9)	$786.5	$1,166.5	$892.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:

As Reported
Net cash from operating activities	$(132.1)	$—	$490.4	$224.3	$(76.7)	$505.9
Cash flows from investing activities:
Dividends received	$—	$—	$5.9	$—	$(5.9)	$—
Other intercompany investing activities	$20.7	$—	$(317.1)	$(477.5)	$773.9	$—
Net cash from investing activities	$12.1	$—	$(674.6)	$(453.6)	$768.0	$(348.1)
Cash flows from financing activities:
Dividends paid	$—	$—	$—	$(5.9)	$5.9	$—
Other intercompany financing activities	$66.3	$—	$292.8	$414.8	$(773.9)	$—
Net cash from financing activities	$(71.1)	$—	$180.6	$285.4	$(689.2)	$(294.3)

Adjustments
Net cash from operating activities	$—	$—	$(12.2)	$12.2	$—	$—
Cash flows from investing activities:
Dividends received	$—	$—	$12.2	$—	$(12.2)	$—
Investments in intercompany notes receivable	$(26.0)	$—	$—	$(44.9)	$70.9	$—
Other intercompany investing activities	$39.6	$—	$—	$58.5	$(98.1)	$—
Net cash from investing activities	$13.6	$—	$12.2	$13.6	$(39.4)	$—
Cash flows from financing activities:
Dividends paid	$—	$—	$—	$(12.2)	$12.2	$—
Intercompany notes borrowings	$44.2	$—	$0.7	$26.0	$(70.9)	$—
Other intercompany financing activities	$(57.8)	$—	$(0.7)	$(39.6)	$98.1	$—
Net cash from financing activities	$(13.6)	$—	$—	$(25.8)	$39.4	$—

As Revised
Net cash from operating activities	$(132.1)	$—	$478.2	$236.5	$(76.7)	$505.9
Cash flows from investing activities:
Dividends received	$—	$—	$18.1	$—	$(18.1)	$—
Investments in intercompany notes receivable	$(26.0)	$—	$—	$(44.9)	$70.9	$—
Other intercompany investing activities	$60.3	$—	$(317.1)	$(419.0)	$675.8	$—
Net cash from investing activities	$25.7	$—	$(662.4)	$(440.0)	$728.6	$(348.1)
Cash flows from financing activities:
Dividends paid	$—	$—	$—	$(18.1)	$18.1	$—
Intercompany notes borrowings	$44.2	$—	$0.7	$26.0	$(70.9)	$—
Other intercompany financing activities	$8.5	$—	$292.1	$375.2	$(675.8)	$—
Net cash from financing activities	$(84.7)	$—	$180.6	$259.6	$(649.8)	$(294.3)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Year Ended December 31, 2010
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:

As Reported
Net cash from operating activities	$(7.0)	$—	$434.7	$97.4	$1.3	$526.4
Cash flows from investing activities:
Dividends received	$—	$—	$27.8	$—	$(27.8)	$—
Other intercompany investing activities	$(643.6)	$—	$(606.0)	$(82.2)	$1,331.8	$—
Net cash from investing activities	$(648.2)	$—	$(584.1)	$(371.5)	$1,304.0	$(299.8)
Cash flows from financing activities:
Dividends paid	$—	$—	$—	$(27.8)	$27.8	$—
Other intercompany financing activities	$1,039.6	$—	$127.0	$165.2	$(1,331.8)	$—
Net cash from financing activities	$772.9	$—	$125.2	$31.0	$(1,304.2)	$(375.1)

Adjustments
Net cash from operating activities	$—	$—	$(22.3)	$22.3	$—	$—
Cash flows from investing activities:
Dividends received	$—	$—	$22.3	$—	$(22.3)	$—
Investment in intercompany notes receivable	$(140.0)	$—	$—	$(0.7)	$140.7	$—
Receipts from intercompany notes receivable	$65.9	$—	$—	$—	$(65.9)	$—
Other intercompany investing activities	$344.1	$—	$—	$270.8	$(614.9)	$—
Net cash from investing activities	$270.0	$—	$22.3	$270.1	$(562.4)	$—
Cash flows from financing activities:
Dividends paid	$—	$—	$—	$(22.3)	$22.3	$—
Intercompany notes borrowings	$—	$—	$0.7	$140.0	$(140.7)	$—
Intercompany notes repayments	$—	$—	$(4.0)	$(61.9)	$65.9	$—
Other intercompany financing activities	$(270.0)	$—	$3.3	$(348.2)	$614.9	$—
Net cash from financing activities	$(270.0)	$—	$—	$(292.4)	$562.4	$—

As Revised
Net cash from operating activities	$(7.0)	$—	$412.4	$119.7	$1.3	$526.4
Cash flows from investing activities:
Dividends received	$—	$—	$50.1	$—	$(50.1)	$—
Investment in intercompany notes receivable	$(140.0)	$—	$—	$(0.7)	$140.7	$—
Receipts from intercompany notes receivable	$65.9	$—	$—	$—	$(65.9)	$—
Other intercompany investing activities	$(299.5)	$—	$(606.0)	$188.6	$716.9	$—
Net cash from investing activities	$(378.2)	$—	$(561.8)	$(101.4)	$741.6	$(299.8)
Cash flows from financing activities:
Dividends paid	$—	$—	$—	$(50.1)	$50.1	$—
Intercompany notes borrowings	$—	$—	$0.7	$140.0	$(140.7)	$—
Intercompany notes repayments	$—	$—	$(4.0)	$(61.9)	$65.9	$—
Other intercompany financing activities	$769.6	$—	$130.3	$(183.0)	$(716.9)	$—
Net cash from financing activities	$502.9	$—	$125.2	$(261.4)	$(741.8)	$(375.1)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:

As Reported
Net cash from operating activities	$20.9	$—	$42.5	$(12.4)	$(1.3)	$49.7
Cash flows from investing activities:
Other intercompany investing activities	$85.0	$—	$(3.1)	$(29.3)	$(52.6)	$—
Net cash from investing activities	$83.4	$—	$(10.5)	$(40.1)	$(52.6)	$(19.8)
Cash flows from financing activities:
Other intercompany financing activities	$(75.6)	$—	$(36.1)	$59.1	$52.6	$—
Net cash from financing activities	$(69.7)	$—	$(35.3)	$2.1	$15.4	$(87.5)

Adjustments
Net cash from operating activities	$4.6	$—	$(6.3)	$1.7	$—	$—
Cash flows from investing activities:
Other intercompany investing activities	$(5.4)	$—	$9.0	$0.2	$(3.8)	$—
Net cash from investing activities	$(5.4)	$—	$9.0	$0.2	$(3.8)	$—
Cash flows from financing activities:
Other intercompany financing activities	$0.8	$—	$(2.7)	$(1.9)	$3.8	$—
Net cash from financing activities	$0.8	$—	$(2.7)	$(1.9)	$3.8	$—

As Revised
Net cash from operating activities	$25.5	$—	$36.2	$(10.7)	$(1.3)	$49.7
Cash flows from investing activities:
Other intercompany investing activities	$79.6	$—	$5.9	$(29.1)	$(56.4)	$—
Net cash from investing activities	$78.0	$—	$(1.5)	$(39.9)	$(56.4)	$(19.8)
Cash flows from financing activities:
Other intercompany financing activities	$(74.8)	$—	$(38.8)	$57.2	$56.4	$—
Net cash from financing activities	$(68.9)	$—	$(38.0)	$0.2	$19.2	$(87.5)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the three months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:

As Reported
Net cash from operating activities	$13.8	$—	$(95.6)	$44.9	$16.2	$(20.7)
Cash flows from investing activities:
Other intercompany investing activities	$401.8	$—	$162.6	$37.6	$(602.0)	$—
Net cash from investing activities	$398.6	$—	$148.8	$44.0	$(602.0)	$(10.6)
Cash flows from financing activities:
Other intercompany financing activities	$(447.2)	$—	$(58.0)	$(96.8)	$602.0	$—
Net cash from financing activities	$480.4	$—	$(61.3)	$(120.6)	$602.0	$900.5

Adjustments
Net cash from operating activities	$(0.2)	$—	$0.2	$—	$—	$—
Cash flows from investing activities:
Receipts from intercompany notes receivable	$23.1	$—	$—	$—	$(23.1)	$—
Other intercompany investing activities	$(306.1)	$—	$—	$—	$306.1	$—
Net cash from investing activities	$(283.0)	$—	$—	$—	$283.0	$—
Cash flows from financing activities:
Intercompany notes repayments	$—	$—	$—	$(23.1)	$23.1	$—
Other intercompany financing activities	$283.2	$—	$(0.2)	$23.1	$(306.1)	$—
Net cash from financing activities	$283.2	$—	$(0.2)	$—	$(283.0)	$—

As Revised
Net cash from operating activities	$13.6	$—	$(95.4)	$44.9	$16.2	$(20.7)
Cash flows from investing activities:
Receipts from intercompany notes receivable	$23.1	$—	$—	$—	$(23.1)	$—
Other intercompany investing activities	$95.7	$—	$162.6	$37.6	$(295.9)	$—
Net cash from investing activities	$115.6	$—	$148.8	$44.0	$(319.0)	$(10.6)
Cash flows from financing activities:
Intercompany notes repayments	$—	$—	$—	$(23.1)	$23.1	$—
Other intercompany financing activities	$(164.0)	$—	$(58.2)	$(73.7)	$295.9	$—
Net cash from financing activities	$763.6	$—	$(61.5)	$(120.6)	$319.0	$900.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following is our condensed consolidating financial information, segregating the issuers, guarantor subsidiaries and non-guarantor subsidiaries, as of June 28, 2013 and December 28, 2012, and for the three and six months ended June 28, 2013 and June 29, 2012.

	CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED
	As of June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36.9	$—	$21.4	$197.5	$(21.7)	$234.1
Accounts receivable, including retentions	—	—	808.6	684.4	(24.0)	1,469.0
Costs and accrued earnings in excess of billings on contracts	—	—	721.4	618.1	(8.8)	1,330.7
Less receivable allowances	—	—	(31.0)	(32.8)	—	(63.8)
Net accounts receivable	—	—	1,499.0	1,269.7	(32.8)	2,735.9
Intercompany accounts receivable	1,503.0	28.1	3,658.0	1,273.7	(6,462.8)	—
Deferred tax assets	4.7	—	49.3	0.2	—	54.2
Inventory	—	—	2.7	52.4	—	55.1
Other current assets	41.3	—	76.0	105.1	—	222.4
Total current assets	1,585.9	28.1	5,306.4	2,898.6	(6,517.3)	3,301.7
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,465.4	36.0	1,692.9	210.3	(7,148.4)	256.2
Property and equipment at cost, net	29.3	—	160.1	457.7	—	647.1
Intangible assets, net	0.2	—	205.6	418.7	—	624.5
Goodwill	—	—	1,778.7	1,435.5	0.3	3,214.5
Other long-term assets	20.7	—	362.9	80.2	(4.8)	459.0
Total assets	$7,101.5	$64.1	$9,506.6	$5,501.0	$(13,670.2)	$8,503.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$30.8	$—	$10.5	$44.4	$—	$85.7
Accounts payable and subcontractors payable, including retentions	9.0	—	353.3	357.2	(39.3)	680.2
Accrued salaries and employee benefits	35.3	—	304.8	147.8	—	487.9
Billings in excess of costs and accrued earnings on contracts	—	—	122.3	138.5	(0.2)	260.6
Intercompany accounts payable	2,961.7	14.7	2,422.6	1,063.8	(6,462.8)	—
Short-term intercompany notes payable	29.4	—	20.4	21.6	(71.4)	—
Other current liabilities	32.4	8.2	144.7	66.8	(21.5)	230.6
Total current liabilities	3,098.6	22.9	3,378.6	1,840.1	(6,595.2)	1,745.0
Long-term debt	988.4	699.6	16.7	300.3	—	2,005.0
Deferred tax liabilities	—	—	254.3	81.0	(4.6)	330.7
Self-insurance reserves	—	—	13.6	114.4	—	128.0
Pension and post-retirement benefit obligations	—	—	177.4	107.5	—	284.9
Long-term intercompany notes payable	—	—	558.6	1,259.9	(1,818.5)	—
Other long-term liabilities	2.8	—	235.7	47.3	—	285.8
Total liabilities	4,089.8	722.5	4,634.9	3,750.5	(8,418.3)	4,779.4
URS stockholders' equity	3,585.7	14.1	5,465.4	1,662.3	(7,141.8)	3,585.7
Intercompany notes receivable	(574.0)	(672.5)	(593.7)	(49.7)	1,889.9	—
Total URS stockholders' equity	3,011.7	(658.4)	4,871.7	1,612.6	(5,251.9)	3,585.7
Noncontrolling interests	—	—	—	137.9	—	137.9
Total stockholders' equity	3,011.7	(658.4)	4,871.7	1,750.5	(5,251.9)	3,723.6
Total liabilities and stockholders' equity	$7,101.5	$64.1	$9,506.6	$5,501.0	$(13,670.2)	$8,503.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET – As Revised
	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5
Accounts receivable, including retentions	—	—	771.3	811.8	(28.3)	1,554.8
Costs and accrued earnings in excess of billings on contracts	—	—	876.9	515.7	(8.3)	1,384.3
Less receivable allowances	—	—	(29.1)	(40.6)	—	(69.7)
Net accounts receivable	—	—	1,619.1	1,286.9	(36.6)	2,869.4
Intercompany accounts receivable	1,793.2	22.4	3,933.1	1,269.0	(7,017.7)	—
Deferred tax assets	6.8	—	60.3	0.5	—	67.6
Inventory	—	—	5.5	56.0	—	61.5
Other current assets	38.2	—	65.5	111.3	(10.8)	204.2
Total current assets	1,852.6	22.4	5,699.8	3,009.1	(7,066.7)	3,517.2
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,400.6	20.7	1,812.2	242.2	(7,197.4)	278.3
Property and equipment at cost, net	26.9	—	159.7	500.9	—	687.5
Intangible assets, net	0.2	—	223.3	468.7	—	692.2
Goodwill	—	—	1,778.7	1,468.4	—	3,247.1
Other long-term assets	22.3	—	231.3	115.1	(4.5)	364.2
Total assets	$7,302.6	$43.1	$9,905.0	$5,804.4	$(14,268.6)	$8,786.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18.9	$—	$10.0	$42.9	$—	$71.8
Accounts payable and subcontractors payable, including retentions	4.2	—	382.7	454.8	(38.2)	803.5
Accrued salaries and employee benefits	41.0	—	362.7	155.1	—	558.8
Billings in excess of costs and accrued earnings on contracts	—	—	146.3	143.0	(0.2)	289.1
Intercompany accounts payable	3,165.7	14.7	2,793.4	1,043.9	(7,017.7)	—
Short-term intercompany notes payable	14.3	—	20.0	21.6	(55.9)	—
Other current liabilities	59.5	8.6	146.2	78.0	(14.5)	277.8
Total current liabilities	3,303.6	23.3	3,861.3	1,939.3	(7,126.5)	2,001.0
Long-term debt	952.2	699.6	16.9	323.8	—	1,992.5
Deferred tax liabilities	—	—	247.5	85.6	(4.8)	328.3
Self-insurance reserves	—	—	18.3	111.5	—	129.8
Pension and post-retirement benefit obligations	—	—	185.4	115.5	—	300.9
Long-term intercompany notes payable	—	—	561.7	1,265.4	(1,827.1)	—
Other long-term liabilities	2.8	—	197.1	71.1	—	271.0
Total liabilities	4,258.6	722.9	5,088.2	3,912.2	(8,958.4)	5,023.5
URS stockholders' equity	3,621.1	8.0	5,400.6	1,784.6	(7,193.2)	3,621.1
Intercompany notes receivable	(577.1)	(687.8)	(583.8)	(34.3)	1,883.0	—
Total URS stockholders' equity	3,044.0	(679.8)	4,816.8	1,750.3	(5,310.2)	3,621.1
Noncontrolling interests	—	—	—	141.9	—	141.9
Total stockholders' equity	3,044.0	(679.8)	4,816.8	1,892.2	(5,310.2)	3,763.0
Total liabilities and stockholders' equity	$7,302.6	$43.1	$9,905.0	$5,804.4	$(14,268.6)	$8,786.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Three Months Ended June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,655.6	$1,223.6	$(87.2)	$2,792.0
Cost of revenues	—	—	(1,535.6)	(1,193.2)	87.2	(2,641.6)
General and administrative expenses	(23.8)	—	—	0.9	—	(22.9)
Equity in income (loss) in subsidiaries	66.3	7.7	2.7	(4.8)	(71.9)	—
Equity in income of unconsolidated joint ventures	—	—	1.6	16.3	—	17.9
Intercompany royalty and general and administrative charges	31.3	—	(25.7)	(5.6)	—	—
Operating income (loss)	73.8	7.7	98.6	37.2	(71.9)	145.4
Interest expense	(8.0)	(8.6)	—	(4.9)	—	(21.5)
Intercompany interest income	2.3	0.9	8.9	0.4	(12.5)	—
Intercompany interest expense	(0.2)	—	(2.5)	(9.8)	12.5	—
Other income (expenses)	—	—	—	(3.3)	—	(3.3)
Income (loss) before income taxes	67.9	—	105.0	19.6	(71.9)	120.6
Income tax benefit (expense)	(0.6)	2.9	(38.7)	(2.5)	—	(38.9)
Net income (loss) including noncontrolling interests	67.3	2.9	66.3	17.1	(71.9)	81.7
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(14.4)	—	(14.4)
Net income (loss) attributable to URS	$67.3	$2.9	$66.3	$2.7	$(71.9)	$67.3
Comprehensive income (loss) attributable to URS	$30.3	$2.9	$30.3	$(35.6)	$2.4	$30.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Three Months Ended June 29, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,728.9	$1,060.4	$(98.6)	$2,690.7
Cost of revenues	—	—	(1,616.5)	(1,009.6)	98.6	(2,527.5)
General and administrative expenses	(18.1)	—	—	(1.3)	—	(19.4)
Acquisition-related expenses	(2.6)	—	—	(8.7)	—	(11.3)
Equity in income (loss) in subsidiaries	54.3	4.4	0.9	(2.6)	(57.0)	—
Equity in income of unconsolidated joint ventures	—	—	4.3	12.7	—	17.0
Intercompany royalty and general and administrative charges	35.3	—	(31.6)	(3.7)	—	—
Operating income (loss)	68.9	4.4	86.0	47.2	(57.0)	149.5
Interest expense	(13.1)	(4.7)	(0.2)	(2.7)	—	(20.7)
Intercompany interest income	2.0	0.5	4.0	0.5	(7.0)	—
Intercompany interest expense	(0.3)	—	(1.5)	(5.2)	7.0	—
Other income (expenses)	(2.8)	—	—	(6.4)	—	(9.2)
Income (loss) before income taxes	54.7	0.2	88.3	33.4	(57.0)	119.6
Income tax benefit (expense)	(1.1)	1.6	(34.0)	(7.0)	—	(40.5)
Net income (loss) including noncontrolling interests	53.6	1.8	54.3	26.4	(57.0)	79.1
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(25.5)	—	(25.5)
Net income (loss) attributable to URS	$53.6	$1.8	$54.3	$0.9	$(57.0)	$53.6
Comprehensive income (loss) attributable to URS	$20.9	$1.8	$22.0	$(32.8)	$9.0	$20.9

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Six Months Ended June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$3,327.0	$2,435.1	$(167.6)	$5,594.5
Cost of revenues	—	—	(3,084.8)	(2,375.7)	167.6	(5,292.9)
General and administrative expense	(46.0)	—	—	0.4	—	(45.6)
Equity in income (loss) in subsidiaries	132.2	15.4	9.0	(9.3)	(147.3)	—
Equity in income of unconsolidated joint ventures	—	—	4.7	37.3	—	42.0
Intercompany royalty and general and administrative charges	68.7	—	(58.7)	(10.0)	—	—
Operating income (loss)	154.9	15.4	197.2	77.8	(147.3)	298.0
Interest expense	(15.9)	(16.7)	(0.4)	(9.6)	—	(42.6)
Intercompany interest income	4.9	1.8	17.9	0.7	(25.3)	—
Intercompany interest expense	(0.5)	—	(5.0)	(19.8)	25.3	—
Other income (expense)	—	—	—	(5.8)	—	(5.8)
Income (loss) before income taxes	143.4	0.5	209.7	43.3	(147.3)	249.6
Income tax benefit (expense)	(4.2)	5.6	(77.5)	(5.0)	—	(81.1)
Net income (loss) including noncontrolling interests	139.2	6.1	132.2	38.3	(147.3)	168.5
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(29.3)	—	(29.3)
Net income (loss) attributable to URS	$139.2	$6.1	$132.2	$9.0	$(147.3)	$139.2
Comprehensive income (loss) attributable to URS	$69.8	$6.1	$66.6	$(66.7)	$(6.0)	$69.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Six Months Ended June 29, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$3,443.2	$1,816.0	$(207.0)	$5,052.2
Cost of revenues	—	—	(3,209.5)	(1,728.2)	207.0	(4,730.7)
General and administrative expense	(38.5)	—	—	(0.9)	—	(39.4)
Acquisition-related expense	(8.2)	—	—	(8.7)	—	(16.9)
Equity in income (loss) in subsidiaries	131.2	4.4	31.1	(2.6)	(164.1)	—
Equity in income of unconsolidated joint ventures	—	—	6.4	39.3	—	45.7
Intercompany royalty and general and administrative charges	73.1	—	(66.0)	(7.1)	—	—
Operating income (loss)	157.6	4.4	205.2	107.8	(164.1)	310.9
Interest expense	(22.4)	(4.7)	(0.5)	(2.9)	—	(30.5)
Intercompany interest income	2.6	0.5	4.5	1.8	(9.4)	—
Intercompany interest expense	(0.8)	—	(2.4)	(6.2)	9.4	—
Other income (expense)	(0.3)	—	—	(6.4)	—	(6.7)
Income (loss) before income taxes	136.7	0.2	206.8	94.1	(164.1)	273.7
Income tax benefit (expense)	(3.4)	1.6	(75.6)	(11.7)	—	(89.1)
Net income (loss) including noncontrolling interests	133.3	1.8	131.2	82.4	(164.1)	184.6
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(51.3)	—	(51.3)
Net income (loss) attributable to URS	$133.3	$1.8	$131.2	$31.1	$(164.1)	$133.3
Comprehensive income (loss) attributable to URS	$122.1	$1.8	$122.6	$22.5	$(146.9)	$122.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
	For the Six Months Ended June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$(89.9)	$1.9	$174.0	$5.1	$(0.8)	$90.3
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	0.4	25.6	—	26.0
Investments in unconsolidated joint ventures	—	—	(0.1)	—	—	(0.1)
Changes in restricted cash	—	—	—	1.7	—	1.7
Capital expenditures, less equipment purchased through capital leases and equipment notes	(3.1)	—	(15.4)	(27.4)	—	(45.9)
Investment in intercompany notes receivable	—	—	—	(15.0)	15.0	—
Receipts from intercompany notes receivable	—	15.3	—	—	(15.3)	—
Other intercompany investing activities	393.7	(17.2)	306.5	(2.4)	(680.6)	—
Net cash from investing activities	390.6	(1.9)	291.4	(17.5)	(680.9)	(18.3)
Cash flows from financing activities:
Payments on long-term debt	—	—	(2.2)	(0.1)	—	(2.3)
Borrowings from revolving line of credit	814.5	—	—	43.9	—	858.4
Payments on revolving line of credit	(754.5)	—	—	(68.1)	—	(822.6)
Net borrowings (payments) under foreign lines of credit and short-term notes	(15.6)	—	(0.1)	1.1	—	(14.6)
Net change in overdrafts	—	—	5.0	0.9	(19.3)	(13.4)
Payments on capital lease obligations	(0.4)	—	(2.3)	(6.4)	—	(9.1)
Excess tax benefits from stock-based compensation	1.6	—	—	—	—	1.6
Proceeds from employee stock purchases and exercises of stock options	13.3	—	—	—	—	13.3
Distributions to noncontrolling interests	—	—	—	(31.7)	—	(31.7)
Dividends paid	(31.4)	—	—	—	—	(31.4)
Repurchases of common stock	(93.3)	—	—	—	—	(93.3)
Intercompany notes borrowings	15.0	—	—	—	(15.0)	—
Intercompany notes repayments	—	—	—	(15.3)	15.3	—
Other intercompany financing activities	(227.4)	—	(460.7)	7.5	680.6	—
Net cash from financing activities	(278.2)	—	(460.3)	(68.2)	661.6	(145.1)
Net change in cash and cash equivalents	22.5	—	5.1	(80.6)	(20.1)	(73.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(7.3)	—	(7.3)
Cash and cash equivalents at beginning of period	14.4	—	16.3	285.4	(1.6)	314.5
Cash and cash equivalents at end of period	$36.9	$—	$21.4	$197.5	$(21.7)	$234.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
	For the Six Months Ended June 29, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$(28.5)	$—	$(117.9)	$94.1	$72.6	$20.3
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	—	(1,345.7)	—	(1,345.7)
Proceeds from disposal of property and equipment	—	—	1.0	12.0	—	13.0
Payments in settlement of foreign currency forward contracts	(1,260.6)	—	—	—	—	(1,260.6)
Receipts in settlement of foreign currency forward contracts	1,260.3	—	—	—	—	1,260.3
Investments in unconsolidated joint ventures	—	—	(0.9)	(1.1)	—	(2.0)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(2.7)	—	(22.8)	(23.5)	—	(49.0)
Investments in intercompany notes receivable	(555.0)	(800.0)	(555.0)	—	1,910.0	—
Receipts from intercompany notes receivable	97.8	—	—	30.0	(127.8)	—
Other intercompany investing activities	(696.0)	—	(600.5)	(698.7)	1,995.2	—
Net cash from investing activities	(1,156.2)	(800.0)	(1,178.2)	(2,027.0)	3,777.4	(1,384.0)
Cash flows from financing activities:
Borrowings from long-term debt	198.9	800.0	—	—	—	998.9
Payments on long-term debt	—	—	(3.1)	—	—	(3.1)
Borrowings from revolving line of credit	560.0	—	—	—	—	560.0
Payments on revolving line of credit	(263.6)	—	—	—	—	(263.6)
Net payments under foreign lines of credit and short-term notes	(0.4)	—	(0.1)	(6.1)	—	(6.6)
Net change in overdrafts	(26.4)	—	54.6	2.6	—	30.8
Payments on capital lease obligations	(0.3)	—	(2.6)	(2.1)	—	(5.0)
Payments of debt issuance costs	(8.8)	—	—	—	—	(8.8)
Proceeds from employee stock purchases and exercises of stock options	6.2	—	—	—	—	6.2
Distributions to noncontrolling interests	—	—	—	(35.2)	—	(35.2)
Contributions and advances from noncontrolling interests	—	—	0.1	2.1	—	2.2
Dividends paid	(14.9)	—	—	—	—	(14.9)
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Intercompany notes borrowings	—	—	555.0	1,355.0	(1,910.0)	—
Intercompany notes repayments	(30.0)	—	—	(97.8)	127.8	—
Other intercompany financing activities	647.0	—	690.6	657.6	(1,995.2)	—
Net cash from financing activities	1,027.7	800.0	1,294.5	1,876.1	(3,777.4)	1,220.9
Net change in cash and cash equivalents	(157.0)	—	(1.6)	(56.8)	72.6	(142.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(5.4)	—	(5.4)
Cash and cash equivalents at beginning of period	193.9	—	24.4	294.4	(76.7)	436.0
Cash and cash equivalents at end of period	$36.9	$—	$22.8	$232.2	$(4.1)	$287.8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page H84; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, which was previously filed with the Securities and Exchange Commission (“SEC”).

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  In addition to these services, we also provide systems engineering and technical assistance, management and operations, and information technology services to our United States (“U.S.”) federal government clients.  With more than 50,000 employees in a global network of offices in nearly 50 countries, we provide services for federal, infrastructure, oil and gas, power and industrial programs and projects.  On May 14, 2012, we completed the acquisition of Flint Energy Services Ltd. (“Flint”), a provider of construction and maintenance services to clients in the oil and gas industry, which now operates as our Oil & Gas Division.  The acquisition expanded our presence in the oil and gas market sector, most notably in the North American unconventional oil and gas segments of this market.

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

Market Sectors

The table below summarizes the primary market sectors served by our four divisions for the three and six months ended June 28, 2013.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended June 28, 2013

Consolidated revenues for the three months ended June 28, 2013 were $2.8 billion, an increase of $101.3 million, or 3.8%, compared to revenues for the three months ended June 29, 2012.  The increase reflects the growth of our work in the oil and gas market sector primarily through our acquisition on May 14, 2012 of Flint, which contributed $551.5 million in oil and gas market sector revenues for the second quarter of 2013 compared to $277.5 million for the second quarter of 2012.  However, during the quarter, revenues in the oil and gas market sector were affected by unusually severe weather conditions in Western Canada, which disrupted activities at project sites.  We also experienced an increase in revenues from our infrastructure market sector, while revenues from our federal and power market sectors declined.  In the industrial market sector, revenues were essentially flat compared to the same period in fiscal 2012.

Net income attributable to URS was $67.3 million for the three months ended June 28, 2013 compared with net income of $53.6 million for the three months ended June 29, 2012, an increase of 25.6%.  Net income for the three months ended June 28, 2013 included a full three months of earnings from Flint, which we acquired in May 2012.  The increase in net income in the second quarter of 2013 was primarily due to the favorable resolution of a $24.4 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs.  In addition, during the comparable period during the prior year, we incurred pre-tax acquisition-related expenses of $11.3 million.  These increases were partially offset by a decline in earnings from the substantial completion of two large power projects, a decrease in earnings from a Department of Energy (“DOE”) nuclear cleanup project, and an increase in interest and amortization expense related to the Flint acquisition.

Cash Flows

For the six months ended June 28, 2013, we generated $90.3 million in net cash from operations.  Cash flows from operations increased by $70.0 million for the six months ended June 28, 2013 compared with the same period in 2012.  This increase was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, partially offset by the timing of accounts payable, accrued salaries and employee benefits and other current liabilities, timing of payments on project-related expenses, and project incentive awards that were recognized but were not then billable.

In addition, we had cash outflows of $93.3 million related to repurchases of our common stock and $31.4 million of cash dividends for the six months ended June 28, 2013.

Book of Business

As of June 28, 2013 and December 28, 2012, our total book of business was $23.0 billion and $24.9 billion, respectively.  Please see Book of Business on page 56 for more information.

Business Trends

It is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 84.  Government budget deficits and debt burdens, federal sequestration, slow economic growth, and efforts made to address any of these issues could negatively affect our business.  In particular, federal expenditures have been and are expected to continue to be adversely affected due to sequestration and other federal budget issues, such as the Budget Control Act of 2011 that imposed automatic federal budget cuts beginning in fiscal year 2013.  These are in addition to the budget cuts required over the next 10 years that have affected us and could continue to impact our defense and other federal services.  Any significant reduction in federal government spending could reduce the demand for our overall services, and result in the cancellation or delay of existing projects, as well as potential projects in our book of business.

Federal Market Sector

Due to federal budget cuts and continuing uncertainty, we expect to continue experiencing delays in or cancellation of procurement decisions and limitations or reductions in spending on some existing contracts.  If Congress fails to pass a budget that reverses or reallocates the cuts resulting from sequestration during the current year, the Budget Control Act of 2011 will continue to impose automatic federal budget cuts.  This has resulted in reduced funding for some of the work we perform on behalf of the Department of Defense (“DOD”), the DOE and other federal agencies.  Despite these budget challenges, we anticipate stable funding for some of the specialized technical services we provide to federal government agencies in support of programs that are vital to national security or mandated by law.  This includes support of unmanned aerial vehicle, electronic warfare, threat reduction and cyber-security programs.

Infrastructure Market Sector

As a result of increased tax revenues and improved budgets, many states are moving forward with additional funding for infrastructure improvement programs.  Some states also have instituted alternative funding mechanisms, such as dedicated tax measures, user fees and public private partnerships, to finance infrastructure projects.  Additionally, we anticipate that the passage of the two-year, $105 billion federal transportation funding bill, Moving Ahead for Progress in the 21st Century (“MAP-21”) in 2012, will continue to provide states and municipalities with stable funding for some highway and transit projects.  The legislation also includes $750 million in credit assistance under the Transportation Infrastructure Finance and Innovation Act (“TIFIA”).  Major components of both MAP-21 and TIFIA are not subject to funding cuts through sequestration.

Oil & Gas Market Sector

During the second quarter of the 2012 fiscal year, we acquired Flint, a provider of construction and maintenance services to clients in the North American oil and gas industry.  The acquisition significantly expanded our presence in the oil and gas market sector, which is creating new opportunities for our business in 2013.

Power Market Sector

We expect the stagnant demand for power and lower plant utilization rates will continue to limit spending for new fossil and nuclear plants.  In addition to these factors, regulatory uncertainty is contributing to delays and suspensions in projects involving the retrofit of coal-fired power plants with air quality control systems to comply with emissions control mandates.  We expect that declines in spending by our power clients on new facilities and emissions control projects will be partially offset by increased investments in transmission and distribution systems to improve the efficiency and reliability of these systems and accommodate the transmission of electricity from alternative and renewable energy sources.  In addition, following events at the Fukushima nuclear power plant in Japan, the Nuclear Regulatory Commission issued new safety requirements to strengthen containment structures and to improve on-site flood control and seismic safety plans, which could result in increased demand for the engineering, procurement and construction services we provide.

Industrial Market Sector

We are encouraged about signs of recovery in our industrial market sector.  If our clients experience an increase in demand for durable goods, we could see increased demand for the engineering, procurement, construction and facilities management services we provide.  In addition, we expect to continue to benefit from steady demand for the environmental and engineering services we provide to industrial clients under master service agreements (“MSAs”).  These services typically support our clients’ ongoing operations and help them comply with regulatory mandates.  We also anticipate growth in our mining business in the U.S., as a result of contract awards in 2012 and 2013.

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

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contract opportunities, particularly among clients in the federal and power sectors.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  Also, our government clients are increasingly using indefinite delivery contracts (“IDCs”) that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award contracts we receive are tending to include fewer base years and more option years.  These trends change the relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

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

As of June 28, 2013 and December 28, 2012, our total book of business was $23.0 billion and $24.9 billion, respectively.  The following tables summarize, by division and market sector, our book of business as of those dates:

(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Total
As of June 28, 2013
Backlog	$3,068.5	$2,719.1	$5,442.8	$552.3	$11,782.7
Option years	165.4	2,245.3	1,802.4	—	4,213.1
Indefinite delivery contracts	2,672.7	3,328.0	236.0	735.2	6,971.9
Total book of business	$5,906.6	$8,292.4	$7,481.2	$1,287.5	$22,967.7

As of December 28, 2012
Backlog	$3,028.4	$3,476.9	$5,947.1	$823.8	$13,276.2
Option years	197.3	2,728.1	2,056.8	—	4,982.2
Indefinite delivery contracts	2,572.4	3,238.7	236.0	611.7	6,658.8
Total book of business	$5,798.1	$9,443.7	$8,239.9	$1,435.5	$24,917.2

	June 28,	December 28,
(In millions)	2013	2012
Backlog by market sector:
Federal	$5,389.9	$6,546.5
Infrastructure	2,936.7	2,957.6
Oil & Gas	1,306.7	1,461.3
Power	1,208.9	1,416.1
Industrial	940.5	894.7
Total backlog	$11,782.7	$13,276.2

INTERIM GOODWILL REVIEW

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews when triggering events occur.  During the first quarter of 2013, a government sequestration order was signed canceling budgetary resources across the federal government for fiscal year 2013.  The budget cuts spread across many key government programs and agencies, several of which were related to markets we serve.  This event prompted us to perform an interim goodwill impairment test as of March 29, 2013.  Management determined that three of our seven reporting units could potentially be impacted by the federal sequester.  We performed an analysis to determine whether the fair value of each reporting unit was less than its carrying amount.  Analytical procedures were also performed to include an analysis of the impact on stock market prices of URS and comparable companies, review of stock analyst reports, and management guidance and commentary from comparable companies.  Based on this analysis, it was determined that there was no impairment due to the sequestration event.  During the second quarter of 2013, no events or changes in circumstances occurred that prompted us to perform any additional interim goodwill impairment tests.

CONSOLIDATED REVENUES BY MARKET SECTOR

The Three Months Ended June 28, 2013 Compared with the Three Months Ended June 29, 2012

	Three Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$952.9	$1,154.0	$(201.1)	(17.4%)
Infrastructure	487.8	448.0	39.8	8.9%
Oil & Gas (1)	795.9	464.2	331.7	71.5%
Power	262.3	327.7	(65.4)	(20.0%)
Industrial	293.1	296.8	(3.7)	(1.2%)
Total revenues, net of eliminations	$2,792.0	$2,690.7	$101.3	3.8%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated revenues for the three months ended June 28, 2013 were $2.8 billion, an increase of $101.3 million, or 3.8%, compared with the three months ended June 29, 2012.

See the discussion of revenues by market sector below for more detail.

Federal

	Three Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$162.8	$175.9	$(13.1)	(7.4%)
Federal Services	558.6	717.9	(159.3)	(22.2%)
Energy & Construction	231.5	260.2	(28.7)	(11.0%)
Federal total	$952.9	$1,154.0	$(201.1)	(17.4%)

Consolidated revenues from our federal market sector for the three months ended June 28, 2013 declined compared with the three months ended June 29, 2012.  During the quarter, revenues declined from the services we provide to federal government agencies in the U.S. as a result of overall federal funding decreases on existing contracts and delays in the award of new projects arising from funding constraints and sequestration.  In addition, reduced staff workweeks within government agencies we support resulted in decreased activity among some of our federal clients.

As a result, revenues declined from the systems engineering, technical assistance, and operations and maintenance services we provide to the DOD to develop new weapons systems and modernize aging weapons systems, and maintain and repair military vehicles and other equipment, as we experienced lower funding levels and reduced staff work weeks on some projects.  Revenues also declined from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities in the U.S., due to lower activity at several facilities that have transitioned from the operations phase of these projects to the closure phase.

Our work providing nuclear management services to the DOE was also affected by lower funding levels and budget sequestration, resulting in decreased activity at the DOE sites we manage.  Additionally, revenues declined from the services we provide to the Department of Homeland Security (“DHS”).

Infrastructure

	Three Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$420.6	$391.3	$29.3	7.5%
Energy & Construction	67.2	56.7	10.5	18.5%
Infrastructure total	$487.8	$448.0	$39.8	8.9%

Consolidated revenues from our infrastructure market sector for the three months ended June 28, 2013 increased compared with the three months ended June 29, 2012.  During the quarter, we benefited from strong demand for the planning, design, engineering, and program and construction management services we provide for the development of surface and air transportation infrastructure, and water storage, conveyance and treatment systems.  We also benefited from sustained demand for the services we provide to expand and modernize mass transit and rail transportation systems.  By contrast, revenues declined from our work modernizing and expanding educational facilities due to the completion of assignments that have not been replaced by similar projects.

Oil & Gas

	Three Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Oil & Gas Market Sector:
Infrastructure & Environment	$135.5	$135.6	$(0.1)	(0.1%)
Energy & Construction	108.9	51.1	57.8	113.1%
Oil & Gas (1)	551.5	277.5	274.0	98.7%
Oil & Gas total	$795.9	$464.2	$331.7	71.5%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated revenues from our oil & gas market sector for the three months ended June 28, 2013 increased significantly compared with the three months ended June 29, 2012.  Our results for the quarter reflect the acquisition of Flint on May 14, 2012.  At the completion of the acquisition, Flint became our new Oil & Gas Division.  For the three months ended June 28, 2013, the Oil & Gas Division generated revenues of $551.5 million from work providing construction and maintenance services to the North American oil and gas industry.  In the comparable period last year, the Oil and Gas Division generated $277.5 million in revenues for the six-week period beginning May 14, 2012 through the end of the quarter on June 29, 2012.  We also benefited from continued demand for the environmental and engineering services we provide to multinational oil and gas clients worldwide through long-term MSAs, as well as from increased revenues from a project to construct natural gas production facilities.

Power

	Three Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$72.8	$52.5	$20.3	38.7%
Energy & Construction	189.5	275.2	(85.7)	(31.1%)
Power total	$262.3	$327.7	$(65.4)	(20.0%)

Consolidated revenues from our power market sector for the three months ended June 28, 2013 decreased compared with the three months ended June 29, 2012.  During the quarter, revenues decreased from projects involving the retrofit of coal-fired power plants with air quality control systems as a result of the completion of two assignments that experienced high levels of activity in the comparable period in 2012, and delays and suspensions of ongoing projects, resulting from regulatory uncertainty and stagnant demand for electricity.  Revenues also declined from projects involving the replacement of major components at nuclear power plants, due largely to the completion of two major assignments that have not been replaced by comparable projects.  By contrast, we benefited from steady demand for the services we provide to expand and modernize transmission and distribution systems to improve the efficiency and reliability of these systems and accommodate the development of renewable energy sources.  In addition, revenues increased from projects at existing nuclear power plants to implement seismic and safety upgrades that comply with new requirements issued by the Nuclear Regulatory Commission, as well as from the environmental remediation services we provide for the decommissioning and closure of facilities that are no longer in operation.

Industrial

	Three Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$172.4	$173.5	$(1.1)	(0.6%)
Energy & Construction	120.7	123.3	(2.6)	(2.1%)
Industrial total	$293.1	$296.8	$(3.7)	(1.2%)

Consolidated revenues from our industrial market sector for the three months ended June 28, 2013 were essentially flat compared with the three months ended June 29, 2012.  During the quarter, we continued to benefit from sustained demand for the environmental and engineering services we provide to manufacturing and other industrial clients through long-term MSAs.  Revenues also increased from engineering and construction assignments to support mine expansion projects in the U.S.  By contrast, revenues declined from the facilities management services we provide to manufacturing clients, due largely to the timing of assignments on ongoing contracts.

CONSOLIDATED RESULTS BY DIVISION

The Three Months Ended June 28, 2013 Compared with the Three Months Ended June 29, 2012

	Three Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages and per share amounts)	2013	2012 (1)	(Decrease)	(Decrease)

Revenues	$2,792.0	$2,690.7	$101.3	3.8%
Cost of revenues	(2,641.6)	(2,527.5)	114.1	4.5%
General and administrative expenses	(22.9)	(19.4)	3.5	18.0%
Acquisition-related expenses	—	(11.3)	(11.3)	(100.0%)
Equity in income of unconsolidated joint ventures	17.9	17.0	0.9	5.3%
Operating income (loss)	145.4	149.5	(4.1)	(2.7%)
Interest expense	(21.5)	(20.7)	0.8	3.9%
Other income (expenses)	(3.3)	(9.2)	(5.9)	(64.1%)
Income (loss) before income taxes	120.6	119.6	1.0	0.8%
Income tax benefit (expense)	(38.9)	(40.5)	(1.6)	(4.0%)
Net income (loss) including noncontrolling interests	81.7	79.1	2.6	3.3%
Noncontrolling interests in income of consolidated subsidiaries	(14.4)	(25.5)	(11.1)	(43.5%)
Net income (loss) attributable to URS	$67.3	$53.6	$13.7	25.6%

Diluted earnings per share	$0.91	$0.72	$0.19	26.4%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Three months ended

June 28, 2013	$977.5	$559.2	$728.5	$555.9	$(29.1)	$2,792.0
June 29, 2012	966.3	718.2	777.9	277.5	(49.2)	2,690.7
Increase (decrease)	11.2	(159.0)	(49.4)	278.4	(20.1)	101.3
Percentage increase (decrease)	1.2%	(22.1%)	(6.4%)	100.3%	(40.9%)	3.8%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues increased for the three months ended June 28, 2013 compared to the three months ended June 29, 2012.  During the quarter, revenues increased from planning, design, engineering, and program and construction management services for the development of surface and air transportation infrastructure, as well as from the environmental remediation services we provide to power clients for the decommissioning and closure of facilities that are no longer in operation.  We also benefited from sustained demand for the environmental and engineering services we provide to multinational oil and gas clients worldwide through long-term MSAs and for the services we provide to expand and modernize rail transportation systems.  The increase was partially offset by lower revenues associated with the services we provide to the DHS.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased for the three months ended June 28, 2013 compared to the three months ended June 29, 2012.  During the quarter, we recognized lower revenues associated with our chemical agent demilitarization programs.  This decline reflects the transition at several facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.  Additionally, the decrease was attributable to delayed awards on new and existing programs, delays in finalizing the DOD’s budget, and failure to win re-competitions of task orders associated with our operations and maintenance services.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues decreased for the three months ended June 28, 2013 compared with the three months ended June 29, 2012.  The decrease was primarily due to the completion of projects involving the retrofit of coal-fired power plants with air quality control systems (“AQCS”) in our power sector.  We also experienced delays and suspensions of current AQCS projects, which contributed to lower revenues during the quarter.  In addition, federal funding decreases associated with budget sequestration resulted in decreased funding and lower demand for the nuclear management services we provide to the DOE.  These decreases were partially offset by higher revenues from projects involving the construction of natural gas production facilities, a chemical facility, and a streetcar transit system.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the three months ended June 28, 2013 were $555.9 million, compared to $277.5 million for the three months ended June 29, 2012.  The Oil & Gas Division’s revenues for the three months ended June 29, 2012 reflect operating activities starting from May 14, 2012, the date of acquisition.  Our Oil & Gas Division’s revenues were derived from the services we provide to the North American oil and gas industry.  This includes oilfield services, such as rig transportation and fluid hauling; oil and gas production services, such as mechanical, electrical and instrumentation services; facility and pipeline construction; module fabrication; and maintenance services.  During the current quarter, revenues were adversely affected by unusually severe weather conditions in Western Canada that disrupted activities at project sites.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Three months ended

June 28, 2013	$(915.9)	$(492.5)	$(706.8)	$(555.5)	$29.1	$(2,641.6)
June 29, 2012	(902.7)	(660.1)	(738.8)	(275.1)	49.2	(2,527.5)
Increase (decrease)	13.2	(167.6)	(32.0)	280.4	(20.1)	114.1
Percentage increase (decrease)	1.5%	(25.4%)	(4.3%)	101.9%	(40.9%)	4.5%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the three months ended June 28, 2013 increased compared with the three months ended June 29, 2012.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.

Consolidated cost of revenues as a percent of revenues increased from 93.9% for the three months ended June 29, 2012 to 94.6% for the three months ended June 28, 2013.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended June 28, 2013 increased by $3.5 million or 18.0% compared with the three months ended June 29, 2012.  The increase in G&A expenses was due primarily to increased costs for legal, auditing and accounting services resulting from the ongoing registration of the Senior Notes of $1.0 million, and miscellaneous consulting services of $1.4 million, as well as increases in employee salaries and related benefit expenses.  Consolidated G&A expenses as a percent of revenues were 0.8% for the three months ended June 28, 2013 compared to 0.7% for the three months ended June 29, 2012.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the three months ended June 29, 2012 were $11.3 million.  These expenses consisted of expenses related to our acquisition of Flint, which included legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisition.  We did not incur any acquisition-related expenses for the three months ended June 28, 2013.

Equity in Income (Loss) of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Total
Three months ended

June 28, 2013	$(0.1)	$1.9	$14.9	$1.2	$17.9
June 29, 2012	(1.0)	1.7	15.7	0.6	17.0
Increase (decrease)	0.9	0.2	(0.8)	0.6	0.9
Percentage increase (decrease)	90.0%	11.8%	(5.1%)	100.0%	5.3%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income of unconsolidated joint ventures for the three months ended June 28, 2013 was essentially flat compared with the three months ended June 29, 2012.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Corporate	Total
Three months ended

June 28, 2013	$61.5	$68.6	$36.6	$1.6	$(22.9)	$145.4
June 29, 2012	62.6	59.8	54.8	3.0	(30.7)	149.5
Increase (decrease)	(1.1)	8.8	(18.2)	(1.4)	(7.8)	(4.1)
Percentage increase (decrease)	(1.8%)	14.7%	(33.2%)	(46.7%)	(25.4%)	(2.7%)

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Operating income decreased $4.1 million for the three months ended June 28, 2013 compared to the comparable period in the prior year.  As a percentage of revenues, operating income for the three months ended June 28, 2013 was 5.2% compared to 5.6% for the three months ended June 29, 2012.  The decrease in operating income as a percentage of revenues was primarily due to the wind down and suspension of projects that recognized target cost savings.  The decrease was partially offset by the favorable resolution of a $27.5 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income decreased $1.1 million for the three months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 6.3% for the three months ended June 28, 2013 compared to 6.5% for the three months ended June 29, 2012.  The relationship between operating income and revenues fluctuates between reporting periods depending on a variety of factors, including the mix of business as well as the margins earned from the various types of services provided.  The decrease in operating income and operating income as a percent of revenues was primarily attributable to fewer billable hours charged by our employees in 2013 compared to 2012.  Overall, overhead costs as a percentage of revenues decreased from 30.4% for the three months ended June 29, 2012 to 30.3% for the three months ended June 28, 2013.

The Federal Services Division’s Operating Income

Operating income increased $8.8 million for the three months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 12.3% for the three months ended June 28, 2013 compared to 8.3% for the three months ended June 29, 2012.  The increase in both operating income and operating income as a percentage of revenues was primarily due to the favorable resolution of a $27.5 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs.  This increase in operating income was partially offset by projects generating lower margins and an increasingly competitive pricing environment that favors low-price-technically-acceptable award criteria.

The Energy & Construction Division’s Operating Income

Operating income decreased $18.2 million for the three months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 5.0% for the three months ended June 28, 2013 compared to 7.0% for the three months ended June 29, 2012.  The decrease in operating income and operating income as a percentage of revenues was primarily due to a $14.3 million decline in earnings following the substantial completion of two large power projects, both of which recognized significant target cost savings in the prior year, and a $7.5 million decrease in earnings on two DOE nuclear cleanup projects due to federal funding decreases.  These decreases were partially offset by increased earnings of $3.3 million associated with the construction of natural gas production facilities.  Additionally, overhead reductions partially offset the decrease in revenues during the current period.

The Oil & Gas Division’s Operating Income

Operating income decreased $1.4 million for the three months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 0.3% for the three months ended June 28, 2013 compared to 1.1% for the three months ended June 29, 2012.  The Oil & Gas Division’s operating income for the three months ended June 28, 2013 was $1.6 million, which included $12.5 million of amortization of intangible assets in connection with the Flint acquisition, compared to $3.0 million of operating income for the three months ended June 29, 2012, which reflects activities from May 14, 2012, the effective date of the Flint acquisition and included $10.1 million of amortization of intangible assets in connection with Flint acquisition.  Operating income was negatively impacted due to unusually severe weather conditions in Western Canada that disrupted activities at several project sites, resulting in unrecovered fixed costs.

Interest Expense

Our consolidated interest expense for the three months ended June 28, 2013 increased by $0.8 million or 3.9% compared with the three months ended June 29, 2012.  Interest expense increased primarily because we incurred three months of interest, in the current period compared to seven weeks in the comparable period in the prior year, related to the Canadian Notes acquired as part of the Flint acquisition on May 14, 2012.

Other Income (Expense)

Our consolidated other income (expense) for the three months ended June 28, 2013 consisted of foreign currency losses of $3.3 million recognized on intercompany financing arrangements comparing to net losses of $6.4 million recognized on intercompany financing arrangements, and  a net loss of $2.8 million recognized on foreign currency forward contracts during the second quarter of 2012.

Income Tax Benefit (Expense)

Our effective income tax rate for the three months ended June 28, 2013 decreased to 32.3% from 33.9% for the three months ended June 29, 2012.

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Our noncontrolling interests in income of consolidated subsidiaries, net of tax decreased by $11.1 million or 43.5% for the three months ended June 28, 2013, compared with the three months ended June 29, 2012.  This decrease was primarily due to lower earnings from one of our United Kingdom (“U.K.”) joint ventures, lower earnings from two joint ventures in the power sector, and lower earnings from DOE nuclear cleanup projects.

CONSOLIDATED REVENUES BY MARKET SECTOR

The Six Months Ended June 28, 2013 Compared with the Six Months Ended June 29, 2012

	Six Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$2,021.3	$2,327.3	$(306.0)	(13.1%)
Infrastructure	924.0	886.0	38.0	4.3%
Oil & Gas (1)	1,599.0	627.4	971.6	154.9%
Power	475.2	619.7	(144.5)	(23.3%)
Industrial	575.0	591.8	(16.8)	(2.8%)
Total revenues, net of eliminations	$5,594.5	$5,052.2	$542.3	10.7%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated revenues for the six months ended June 28, 2013 were $5.6 billion, an increase of $542.3 million, or 10.7%, compared with the six months ended June 29, 2012.

See the discussion of revenues by market sector below for more detail.

Federal

	Six Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$326.4	$355.2	$(28.8)	(8.1%)
Federal Services	1,236.5	1,434.9	(198.4)	(13.8%)
Energy & Construction	458.4	537.2	(78.8)	(14.7%)
Federal total	$2,021.3	$2,327.3	$(306.0)	(13.1%)

Consolidated revenues from our federal market sector for the six months ended June 28, 2013 declined compared with the six months ended June 29, 2012.  Our six-month results in the federal market sector were affected by many of the same factors outlined in the revenue discussion of our performance for the three month period ended June 28, 2013.  Revenues declined from the services we provide to federal government agencies in the U.S. as a result of overall federal funding decreases on existing contracts and delays in the award of new projects, both arising from budget sequestration.  As a result, revenues declined from the systems engineering, technical assistance, and operations and maintenance services we provide to the DOD to develop new weapons systems, modernize aging weapons systems, and maintain and repair military vehicles and other equipment, as well as from the nuclear management services we provide to the DOE.  Revenues also declined from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities, as many of these facilities transitioned from the operations phase to the closure phase.  We also experienced lower revenues from the services we provide to the DHS.

Infrastructure

	Six Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$803.6	$775.6	$28.0	3.6%
Energy & Construction	120.4	110.4	10.0	9.1%
Infrastructure total	$924.0	$886.0	$38.0	4.3%

Consolidated revenues from our infrastructure market sector for the six months ended June 28, 2013 increased compared with the six months ended June 29, 2012.  Our six-month results in the infrastructure market sector were affected by many of the same factors outlined in the revenue discussion of our performance for the three-month period ended June 28, 2013.  Revenues increased from the planning, design, engineering, and program and construction management services we provide for the development of surface, air, mass transit and rail transportation systems.  By contrast, revenues declined from our work modernizing and expanding educational facilities due to the completion of assignments that have not been replaced by similar projects.

Oil & Gas

	Six Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Oil & Gas Market Sector:
Infrastructure & Environment	$276.7	$260.3	$16.4	6.3%
Energy & Construction	198.1	89.6	108.5	121.1%
Oil & Gas (1)	1,124.2	277.5	846.7	305.1%
Oil & Gas total	$1,599.0	$627.4	$971.6	154.9%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated revenues from our oil & gas market sector for the six months ended June 28, 2013 increased significantly compared with the six months ended June 29, 2012.  Our six-month results in the oil and gas market sector were affected by the same factors outlined in the revenue discussion of our performance for the three-month period ended June 28, 2013.  The growth in our oil and gas business primarily reflects the acquisition of Flint, which became our new Oil & Gas Division at the completion of the acquisition on May 14, 2012.  For the six-month period ended June 28, 2013, the Oil & Gas Division generated $1.1 billion dollars from work providing construction and maintenance services to the North American oil and gas industry.  In the comparable period last year, the Oil & Gas Division generated $277.5 million in revenues during the six-week period beginning May 14, 2012, through the end of the quarter on June 29, 2012.  We also benefited from sustained demand for the environmental and engineering services we provide to multinational oil and gas clients through long-term MSAs, as well as from increased revenues on a project to construct natural gas production facilities.

Power

	Six Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$117.9	$107.9	$10.0	9.3%
Energy & Construction	357.3	511.8	(154.5)	(30.2%)
Power total	$475.2	$619.7	$(144.5)	(23.3%)

Consolidated revenues from our power market sector for the six months ended June 28, 2013 decreased compared with the six months ended June 29, 2012.  Many of the same factors outlined in the revenue discussion of our results in the power market sector for the three-month period ended June 28, 2013, affected our six-month results in this sector.  Revenues declined from projects involving the retrofit of coal-fired power plants with AQCS as a result of the completion of two assignments, and delays and suspensions of ongoing projects.  Revenues also decreased from projects involving the replacement of major components at nuclear power plants, due largely to the completion of two major assignments that have not been replaced by comparable projects.  By contrast, revenues increased from the services we provide to expand and modernize transmission and distribution systems, as well as from projects to implement seismic and safety upgrades at nuclear power plants.  We also benefited from strong demand for the environmental remediation services we provide for the decommissioning and closure of power facilities that are no longer in operation.

Industrial

	Six Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$344.8	$357.0	$(12.2)	(3.4%)
Energy & Construction	230.2	234.8	(4.6)	(2.0%)
Industrial total	$575.0	$591.8	$(16.8)	(2.8%)

Consolidated revenues from our industrial market sector for the six months ended June 28, 2013 decreased compared with the six months ended June 29, 2012.  During the six-month period, revenues declined from the engineering and construction services we provide to support mine expansion projects due to the completion of a large project in Australia that experienced high levels of activity in the comparable period in 2012.  We also experienced decreased activity on facility management contracts with manufacturing clients, primarily resulting from the timing of assignments on ongoing contracts.  By contrast, we benefited from sustained demand for the environmental and engineering services we provide to manufacturing and other industrial clients through long-term MSAs.

CONSOLIDATED RESULTS BY DIVISION

The Six Months Ended June 28, 2013 Compared with the Six Months Ended June 29, 2012

Consolidated

	Six Months Ended
				Percentage
	June 28,	June 29,	Increase	Increase
(In millions, except percentages and per share amounts)	2013	2012(1)	(Decrease)	(Decrease)

Revenues	$5,594.5	$5,052.2	$542.3	10.7%
Cost of revenues	(5,292.9)	(4,730.7)	562.2	11.9%
General and administrative expense	(45.6)	(39.4)	6.2	15.7%
Acquisition-related expense	—	(16.9)	(16.9)	N/M
Equity in income of unconsolidated joint ventures	42.0	45.7	(3.7)	(8.1%)
Operating income (loss)	298.0	310.9	(12.9)	(4.1%)
Interest expense	(42.6)	(30.5)	12.1	39.7%
Other income (expense)	(5.8)	(6.7)	(0.9)	(13.4%)
Income before income taxes	249.6	273.7	(24.1)	(8.8%)
Income tax expense	(81.1)	(89.1)	(8.0)	(9.0%)
Net income (loss) including noncontrolling interests	168.5	184.6	(16.1)	(8.7%)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(29.3)	(51.3)	(22.0)	(42.9%)
Net income (loss) attributable to URS	$139.2	$133.3	$5.9	4.4%

Diluted earnings (loss) per share	$1.87	$1.79	$0.08	4.5%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Six months ended

June 28, 2013	$1,910.9	$1,237.4	$1,393.3	$1,139.7	$(86.8)	$5,594.5
June 29, 2012	1,930.4	1,435.3	1,503.6	277.5	(94.6)	5,052.2
Increase (decrease)	(19.5)	(197.9)	(110.3)	862.2	(7.8)	542.3
Percentage increase (decrease)	(1.0%)	(13.8%)	(7.3%)	310.7%	(8.2%)	10.7%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues decreased for the six months ended June 28, 2013 compared to the six months ended June 29, 2012.  The decrease was primarily due to lower revenues associated with services we provide to the DHS.  The decrease was offset by increased demand from planning, design, engineering, and program and construction management services for the development of surface and air transportation infrastructure.  We also benefited from strong demand for our environmental and engineering services to multinational oil and gas clients worldwide through long-term MSAs, and for the environmental remediation services we provide to power clients for the decommissioning and closure of facilities that are no longer in operation.  We also experienced sustained demand for the services we provide to expand and modernize rail transportation systems.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased for the six months ended June 28, 2013 compared to the six months ended June 29, 2012.  During the six-month period, we recognized lower revenues associated with our chemical agent demilitarization programs.  This decline reflects the transition at several facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.  Revenues also declined as a result of delayed awards on new and existing programs, the conclusion of several task orders on large IT projects, delays in finalizing the DOD’s budget, and failure to win re-competitions of task orders associated with our operations and maintenance services.  These decreases were partially offset by higher revenues from our DOD work supporting the elimination of weapons of mass destruction at sites worldwide.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues decreased for the six months ended June 28, 2013 compared with the six months ended June 29, 2012.  The decrease was primarily due to the completion of two large AQCS projects in the power sector, delays and suspensions of similar projects, the timing of maintenance outage work at nuclear power plants, and federal funding decreases that led to a decline in our work providing nuclear management services to the DOE.  These decreases were partially offset by higher revenues from projects involving the construction of natural gas production facilities and a chemical facility.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the six months ended June 28, 2013 and June 29, 2012 were $1.1 billion and $277.5 million, respectively.  The Oil & Gas Division’s revenues for the six months ended June 29, 2012 reflect operating activities starting from May 14, 2012, the acquisition date.  Our Oil & Gas Division’s revenues are derived from the oilfield services we provide to the North American oil and gas industry.  This includes oilfield services, such as rig transportation and fluid hauling; oil and gas production services, including mechanical, electrical and instrumentation services; facility and pipeline construction; module fabrication; and maintenance services.  During the second quarter, revenues were also adversely affected by unusually severe weather conditions in Western Canada that disrupted activities at project sites.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Six months ended

June 28, 2013	$(1,809.2)	$(1,072.9)	$(1,366.2)	$(1,131.4)	$86.8	$(5,292.9)
June 29, 2012	(1,821.7)	(1,285.9)	(1,442.6)	(275.1)	94.6	(4,730.7)
Increase (decrease)	(12.5)	(213.0)	(76.4)	856.3	(7.8)	562.2
Percentage increase (decrease)	(0.7%)	(16.6%)	(5.3%)	311.3%	(8.2%)	11.9%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the six months ended June 28, 2013 increased compared with the six months ended June 29, 2012.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.

Consolidated cost of revenues as a percent of revenues increased from 93.6% for the six months ended June 29, 2012 to 94.6% for the six months ended June 28, 2013.  See “Operating Income (Loss)” for further discussion.

General and Administrative Expenses

Our consolidated G&A expenses for the six months ended June 28, 2013 increased by $6.2 million or 15.7% compared to the six months ended June 29, 2012.  The increase in G&A expenses was due primarily to increased costs for legal, auditing and accounting services resulting from the ongoing registration of the Senior Notes of $1.9 million, and miscellaneous consulting services of $1.4 million, as well as increases in employee salaries and related benefit expenses.  Consolidated G&A expenses as a percent of revenues was 0.8% for both the six months ended June 28, 2013 and June 29, 2012.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the six months ended June 29, 2012 were $16.9 million.  These expenses consisted of expenses related to our acquisition of Flint, which included legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisition.  We did not incur any acquisition-related expenses for the six months ended June 28, 2013.

Equity in Income (Loss) of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Total
Six months ended

June 28, 2013	$1.0	$3.3	$36.6	$1.1	$42.0
June 29, 2012	(0.1)	3.3	41.9	0.6	45.7
Increase (decrease)	1.1	—	(5.3)	0.5	(3.7)
Percentage increase (decrease)	1,100.0%	—	(12.6%)	83.3%	(8.1%)

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income of unconsolidated joint ventures for the six months ended June 28, 2013 decreased compared with the six months ended June 29, 2012.  The decrease was primarily attributable to a $6.0 million decrease in earnings from nuclear management, operations and cleanup projects in the U.K., resulting from lower target-cost savings at one of the projects, and a $2.7 million favorable settlement on a highway construction project during the six months ended June 29, 2012.  These decreases were partially offset by a $2.4 million increase in earnings from a mining joint venture in Australia that began operations in 2012 and a $3.0 million increase in earnings on a DOE cleanup project due to the recognition of target-cost savings and other performance-based earnings.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Corporate	Total
Six months ended

June 28, 2013	$102.7	$167.8	$63.7	$9.4	$(45.6)	$298.0
June 29, 2012	108.6	152.7	102.9	3.0	$(56.3)	310.9
Increase (decrease)	(5.9)	15.1	(39.2)	6.4	$(10.7)	(12.9)
Percentage increase (decrease)	(5.4%)	9.9%	(38.1%)	213.3%	(19.0%)	(4.1%)

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income (loss) for the six months ended June 28, 2013 was 5.3% compared to 6.2% for the six months ended June 29, 2012.  The decrease in operating income was primarily due to the wind down and delays of projects.  The decrease was partially offset by the favorable resolution of a $23.3 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income decreased $5.9 million for the six months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 5.4% for the six months ended June 28, 2013 compared to 5.6% for the six months ended June 29, 2012.  The decrease in operating income and operating income as a percentage of revenues was mainly attributable to the higher use of subcontractors, which carry a lower margin than URS-provided services.  Overhead costs as a percentage of revenues increased to 32.0% for the six months ended June 28, 2013 from 31.8% for the six months ended June 29, 2012.

The Federal Services Division’s Operating Income

Operating income increased $15.1 million for the six months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 13.6% for the six months ended June 28, 2013 compared to 10.6% for the six months ended June 29, 2012.  The increase in both operating income and operating income as a percentage of revenues was primarily due to the favorable resolution of a $23.3 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs.  This increase in operating income was partially offset by projects generating lower margins and an increasingly competitive pricing environment; both of which are a result of the industry trend favoring low-price-technically-acceptable award criteria.

The Energy & Construction Division’s Operating Income

Operating income decreased $39.2 million for the six months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 4.6% for the six months ended June 28, 2013 compared to 6.8% for the six months ended June 29, 2012.  The decrease in operating income as a percentage of revenues was due to a $26.3 million decline in earnings from the substantial completion of two large power projects, both of which recognized significant target-cost savings in the prior year, an $8.4 million decrease in earnings from a DOE nuclear cleanup project, due in part to target-cost savings recognized in the comparable period in 2012, and decreased earnings of $5.3 million on projects accounted for as equity in income of unconsolidated joint ventures, as described above.  These decreases were partially offset by increased earnings of $6.9 million associated with the construction of natural gas production facilities.  Additionally, overhead reductions partially offset the impact of lower revenues during the current period.

The Oil & Gas Division’s Operating Income

Operating income increased $6.4 million for the six months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 0.8% for the six months ended June 28, 2013 compared to 1.1% for the six months ended June 29, 2012.  The Oil & Gas Division’s operating income for the six months ended June 28, 2013 was $9.4 million, which included $25.3 million of amortization of intangible assets in connection with the Flint acquisition.  By comparison, operating income for the six months ended June 29, 2012, was $3.0 million, which reflected activities from May 14, 2012, the effective date of the Flint acquisition and included $9.7 million of amortization of intangible assets in connection with the Flint acquisition.  Operating income was impacted in the current year period by several factors including:  unusually severe weather conditions in the Northeastern U.S. and Western Canada, cost increases on two projects, and a slowdown of activity in the natural gas market.

Interest Expense

Our consolidated interest expense for the six months ended June 28, 2013 increased by $12.1 million or 39.7% compared with the six months ended June 29, 2012.  Interest expense increased primarily because we incurred six months of interest, in the current period compared to seven weeks in the comparable period in the prior year,  related to the Senior Notes issued on March 15, 2012.

Other Income (Expenses)

Our consolidated other income (expenses) for the six months ended June 28, 2013 consisted of foreign currency losses of $5.8 million recognized on intercompany financing arrangements compared to net losses of $6.4 million recognized on intercompany financing arrangements, and  a net loss of $0.3 million recognized on foreign currency forward contracts during the six months ended  June 29, 2012.

Income Tax Expense

Our effective income tax rate for the six months ended June 28, 2013 decreased to 32.5% from 32.6% for the six months ended June 29, 2012.

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Our noncontrolling interests in income of consolidated subsidiaries, net of tax decreased by $22.0 million or 42.9% for the six months ended June 28, 2013, compared with the six months ended June 29, 2012.  This decrease was primarily due to lower earnings from one of our U.K. joint ventures, close-out activities related to a levee construction project in New Orleans in the prior period, and lower earnings from DOE nuclear cleanup projects.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	June 28,	June 29,
(In millions)	2013	2012
Cash flows from operating activities	$90.3	$20.3
Cash flows from investing activities	(18.3)	(1,384.0)
Cash flows from financing activities	(145.1)	1,220.9

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

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At June 28, 2013 and December 28, 2012, restricted cash was $15.4 million and $17.1 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.

As of June 28, 2013 and December 28, 2012, we had cash and cash equivalents of $30.0 million and $117.3 million, respectively, held outside the U.S., excluding amounts in consolidated joint ventures.  We are not aware of any material restrictions on cash and cash equivalents in those countries in which we conduct business outside the U.S.  If cash and cash equivalents held outside the U.S. are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds; however, our intent is to indefinitely reinvest these foreign amounts outside of the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

In addition, as of June 28, 2013 and December 28, 2012, our consolidated joint ventures held cash and cash equivalents of $75.1 million and $80.1 million, respectively.  These amounts are restricted for use by each joint venture and are not available for use in our general operations.

Accounts receivable and costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) represent our primary sources of cash inflows from operations.  Unbilled Accounts Receivable represents amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, Unbilled Accounts Receivable may not be billable for periods generally extending from two to six months and, occasionally, beyond a year.  As of June 28, 2013 and December 28, 2012, $376.8 million and $264.9 million, respectively, of Unbilled Accounts Receivable were not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”  As of June 28, 2013 and December 28, 2012, significant unapproved change orders and claims, which are included in Unbilled Accounts Receivable, collectively represented approximately 4% and 3%, respectively, of our gross accounts receivable and Unbilled Accounts Receivable.

Net Accounts Receivable, which is comprised of accounts receivable and the current portion of Unbilled Accounts Receivable, net of receivable allowances, at June 28, 2013 was $2.7 billion, a decrease of $133.5 million, or 4.7%, over the balance at December 28, 2012.  The decrease was primarily due to collections of project incentive awards.  The remaining difference relates to normal flows within the billing cycle.

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

As of June 28, 2013 and December 28, 2012, our receivable allowances represented 2.28% and 2.37%, respectively, of the combined total accounts receivable and the current portion of Unbilled Accounts Receivable.  We believe that our allowance for doubtful accounts receivable as of June 28, 2013 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of June 28, 2013 and December 28, 2012 were $260.6 million and $289.1 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts, as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  We included the non-current amounts in our calculation of DSO and the ratio of accounts receivable to revenues.  Our DSO increased from 87 days as of December 28, 2012 to 93 days as of June 28, 2013.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which changed from 92.5% at June 29, 2012 to 95.7% at December 28, 2012 and to 102.2% at June 28, 2013.  We calculate this ratio by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter.

The factors that affect the Ratio also have the same effect on DSO.  The increases in the Ratio, and therefore the increases in DSO, occurred primarily for the following reasons:

•
The revenues used in the calculation of these Ratios for the quarters ended June 28, 2013 and June 29, 2012 had declined due to unusually severe weather conditions in Western Canada that disrupted activities at several project sites in the second quarter of 2013 and the completion of a large power project and the suspension of another large power project in the second quarter of 2012.  The decrease in revenues added 6.2% to the Ratio.  Accruals of amounts from performance-based incentives under long-term U.S. federal government contracts, primarily with the DOD, composed 5.3% of our Ratio for the quarter ended June 29, 2012 and 9.7% of our Ratio for the quarter ended June 28, 2013.  These amounts were included in Unbilled Accounts Receivable and “Other long-term assets,” and they become billable as provided under the terms of the contracts to which they relate.  We do not expect to bill for these incentives until 2014 and beyond.  Our Unbilled Accounts Receivable and “Other long-term assets” included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.

•
The revenues used in the calculation of these Ratios for the quarters ended June 28, 2013 and December 28, 2012 had declined due to unusually severe weather conditions in Western Canada that disrupted activities at several project sites in the second quarter of 2013 and the timing of maintenance outage work in our power sector in the fourth quarter of 2012.  The decrease in revenues added 5.9% to the Ratio.  Accruals of amounts from performance-based incentives under long-term U.S. federal government contracts, primarily with the DOD, composed 8.1% of our Ratio for the quarter ended December 28, 2012 and 9.7% of our Ratio for the quarter ended June 28, 2013.  These amounts were included in Unbilled Accounts Receivable as described above.  Other smaller increases in the Ratio were caused by accounts receivable related to activity on a DOE deactivation, demolition, and removal project, which added 0.9% to our Ratio for the quarter ended December 28, 2012, and 2.1% to our Ratio for the quarter ended June 28, 2013.

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

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  We used the net proceeds from the notes together with borrowings from our senior credit facility (“2011 Credit Facility”) to finance our acquisition of Flint on May 14, 2012.  We also guaranteed Flint’s senior notes (the “Canadian notes”) with an outstanding face value of C$174.9 million (US$167.1 million as of June 28, 2013).  See Note 9, “Indebtedness,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, for more information regarding the Senior Notes.

Dividend Program

Our Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013
February 22, 2013	$0.21	March 15, 2013	$16.0	April 5, 2013
May 3, 2013	$0.21	June 14, 2013	$16.0	July 5, 2013
August 2, 2013	$0.21	September 13, 2013	NA	October 4, 2013

NA = Not available

Operating Activities

The increase in cash flows from operating activities for the six months ended June 28, 2013, compared to the six months ended June 29, 2012, was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, offset by the timing of accounts payable, accrued salaries and employee benefits and other current liabilities, the timing of payments on project-related expenses, and project incentive awards that were recognized but are not currently billable.

Investing Activities

Cash flows from investing activities of $18.3 million during the six months ended June 28, 2013 consisted of the following significant activities:

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $45.9 million.

These cash flows were partially offset by:

•	proceeds from the disposal of property and equipment of $26.0 million.

Cash flows from investing activities of $1.4 billion during the six months ended June 29, 2012 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $1.3 billion; and

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $49.0 million.

These cash flows were partially offset by:

•	proceeds from the disposal of property and equipment of $13.0 million, mainly resulting from the residual payment received on the close out and settlement of mining projects in Jamaica.

For the remainder of fiscal year 2013, we expect to incur more than $80.0 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows from financing activities of $145.1 million during the six months ended June 28, 2013 consisted of the following significant activities:

•	repurchases of our common stock of $93.3 million;

•	distributions to noncontrolling interests of consolidated joint ventures of $31.7 million;

•	dividend payments of $31.4 million; and

•	net reduction in overdrafts of $13.4 million.

These cash flows were partially offset by:

•	net borrowings from our revolving line of credit of $35.8 million.

Cash flows generated from financing activities of $1.2 billion during the six months ended June 29, 2012 consisted of the following significant activities:

•	proceeds of our Senior Notes, net of debt discount and issuance costs, of $990.1 million;

•	net borrowings from our revolving line of credit of $296.4 million; and

•	net change in overdrafts of $30.8 million.

These cash flows were partially offset by:

•	repurchases of our common stock of $40.0 million;

•	distributions to noncontrolling interests of consolidated joint ventures of $35.2 million; and

•	dividend payments of $14.9 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of June 28, 2013:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of June 28, 2013:
2011 Credit Facility (1)	$655.0	$29.4	$135.6	$490.0	$—	$—
3.85% Senior Notes (2)	400.0	—	—	400.0	—	—
5.00% Senior Notes (2)	600.0	—	—	—	600.0	—
7.50% Canadian Notes (2)	167.1	—	—	—	167.1	—
Revolving line of credit	131.6	—	—	131.6	—	—
Capital lease obligations (1)	56.5	26.5	21.1	8.9	—	—
Notes payable, foreign credit lines and other indebtedness	59.8	30.9	16.9	9.4	2.6	—
Total debt	2,070.0	86.8	173.6	1,039.9	769.7	—
Operating lease obligations (3)	699.1	190.6	261.0	146.6	100.9	—
Pension and other retirement plans funding requirements (4)	637.3	224.6	97.4	85.7	229.6	—
Interest (5)	465.0	75.6	147.8	109.1	132.5	—
Dividends payable (6)	17.4	16.4	1.0	—	—	—
Purchase obligations (7)	15.7	9.4	6.3	—	—	—
Asset retirement obligations (8)	14.3	3.1	1.5	4.2	5.5	—
Other contractual obligations (9)	63.5	52.9	—	—	—	10.6
Total contractual obligations	$3,982.3	$659.4	$688.6	$1,385.5	$1,238.2	$10.6
(1)
Amounts shown exclude unamortized debt issuance costs of $3.2 million for our 2011 Credit Facility.  For capital lease obligations, amounts shown exclude interest of $2.9 million.  For information regarding events that could accelerate the due dates of these payments, see the “2011 Credit Facility” section in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

(2)
Amounts shown exclude unamortized discount for the 3.85% and 5.00% Senior Notes of $0.9 million, and unamortized premium for the 7.50% Canadian Notes of $24.8 million.  For information regarding events that could accelerate these payments, see the “Senior Notes and Canadian Notes” section in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

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

The following are our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our credit facilities and banking arrangements cover the issuance of our standby letters of credit and bank guarantees that are critical for our normal operations.  If we default on these credit facilities and banking arrangements, we would be unable to issue or renew standby letters of credit and bank guarantees, which would impair our ability to maintain normal operations.  As of June 28, 2013, we had $124.9 million in standby letters of credit outstanding under our 2011 Credit Facility and $33.7 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements with remaining availability of approximately $47.8 million.

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

•
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts.  We enter into these agreements primarily to support the project execution commitments of these entities.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, the majority of the unconsolidated joint ventures in which we participate involve cost-reimbursable, level-of-effort projects that are accounted for as service-type projects, not engineering and construction projects that would follow the percentage-of-completion or completed-contract accounting method.  Revenues for service-type contracts are recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance, depending upon the nature of the services provided.  The services we provide on these cost-reimbursable contracts are management and operations services for government clients and operations and maintenance services for non-government clients.  We believe that, due to the continual changes we experience in client funding and scope definitions, reliable estimates of performance guarantees cannot be calculated because they cannot be reliably predicted.  In addition, we participate in joint ventures in which the level of our participation is so minimal that we do not have access to those joint ventures’ estimates to complete.  The joint ventures where we perform engineering and construction contracts and where we have access to the estimates to complete, which are needed to calculate the performance guarantees, are immaterial.  For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract.  Remaining billable amounts could be greater or less than the cost to complete.  In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

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

2011 Credit Facility

As of June 28, 2013 and December 28, 2012, the outstanding balance of the term loan under our 2011 Credit Facility was $655.0 million and $670.0 million, respectively.  As of June 28, 2013 and December 28, 2012, the interest rates applicable to the term loan were 1.70% and 1.71%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of June 28, 2013.

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

As of June 28, 2013 and December 28, 2012, we had outstanding balances of $131.6 million and $100.5 million, respectively, on our revolving line of credit.  As of June 28, 2013, we had issued $124.9 million of letters of credit, leaving $743.5 million available under our revolving credit facility.

Senior Notes and Canadian Notes

On March 15, 2012, we issued, in a private placement, $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  As of June 28, 2013, the outstanding balance of the Senior Notes was $999.1 million, net of $0.9 million of discount.

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

In connection with the sale of the Senior Notes, we entered into a registration rights agreement.  On April 17, 2013, we filed with the SEC and subsequently amended a registration statement under which we are offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  The registration statement has not yet been declared effective by the SEC.  Until we complete our exchange offer, we will be required to pay additional interest of 50 basis points to the holders of the Senior Notes.

On May 14, 2012, we guaranteed the Canadian Notes with an outstanding face value of C$175.0 million (US$175.0 million).  As of June 28, 2013, the outstanding balance of the Canadian Notes was $191.9 million, including $24.8 million of premium.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of June 28, 2013.

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of June 28, 2013 and December 28, 2012, we had outstanding amounts of $59.8 million and $35.5 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 3.19% and 4.68% as of June 28, 2013 and December 28, 2012, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

As of June 28, 2013 and December 28, 2012, we maintained several foreign credit lines with aggregate borrowing capacity of $48.9 million and $50.8 million, respectively, and had remaining borrowing capacity of $41.1 and $47.7 million, respectively.

Capital Leases.  As of June 28, 2013 and December 28, 2012, we had obligations under our capital leases of approximately $56.5 million and $59.2 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Operating Leases.  As of June 28, 2013 and December 28, 2012, we had obligations under our operating leases of approximately $699.1 million and $706.3 million, respectively, consisting primarily of real estate leases.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.  There were no material changes to these critical accounting policies during the six months ended June 28, 2013.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  We borrow under the 2011 Credit Facility at a fixed rate plus a market rate margin.  The margin is based on LIBOR or similar indexes.  Based on the outstanding term loan of $655.0 million and an outstanding revolving line of credit balance of $131.6 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.1 million.  Interest rates, as measured by LIBOR or similar indices, remain at historic low levels, thereby limiting how far we can measure a drop in interest rates.  As a result, we have analyzed that if rates fall by 1% or by the maximum amount below 1%, it would lower our net-of-tax interest expense by approximately $0.9 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  As of June 28, 2013, we did not have any derivative financial instruments.  We recorded a foreign currency translation loss of $39.2 million and $33.7 million in “Other comprehensive income” for the three months ended June 28, 2013 and June 29, 2012, respectively.  We recorded a foreign currency translation loss of $75.5 million and $12.6 million in “Other comprehensive income” for the six months ended June 28, 2013 and June 29, 2012, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so in the future.  For example, our book of business has declined from $24.9 billion as of December 28, 2012 to $23.0 billion as of June 28, 2013.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

Federal sequestration-related budget cuts has had an adverse impact on our business and could significantly reduce demand for the services we provide.

The Budget Control Act of 2011 imposed federal government spending cuts in fiscal year 2013 and beyond, a large portion of which relates to defense spending.  Reduction in federal government spending has decreased demand for our services, resulting in canceled and delayed projects as well as potential projects in our book of business.  For example, a number of our employees who work on Department of Defense (“DOD”) projects have experienced work-week reductions.  Further federal budget cuts resulting from sequestration could significantly reduce demand for our services, could lead us to reduce our workforce, and have a material adverse effect on our results of operation and financial condition.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of June 28, 2013, our book of business was estimated at approximately $23.0 billion, which included $11.8 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions, as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic uncertainty.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 36% of our total revenues for the six months ended June 28, 2013.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

In May 2012, we completed our acquisition of Flint, significantly increasing our oil and gas services in North America, particularly to the unconventional segments of this market.  Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada.  For example, in the second quarter of 2013, our revenues were adversely affected by unusually severe weather conditions in Western Canada that disrupted activities at project sites.  Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

Revenues from our federal market sector represented 36% of our total revenues for the six ended June 28, 2013.  Government contracts are awarded through a regulated procurement process.  The federal government has relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has scaled back outsourcing of some types of services in favor of “insourcing” jobs to its employees.  Also, the Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that have resulted in reductions, which could continue to be significant, in the funding for infrastructure, defense and other projects.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may be only partially funded and thus additional public funding may be required in order to complete our contract.  The Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that have resulted in reductions, which could continue to be significant, in the funding for infrastructure, defense and other projects.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funding and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Revenues from our federal market sector represented 36% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 23% of our total revenues for the six months ended June 28, 2013.  The Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that have resulted and could result in significant reductions in the funding for infrastructure, defense and other projects.  There has also been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure has reduced and may continue to reduce our profit margins on future federal contracts. Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

If our goodwill or intangible assets become impaired, then our profits will be reduced.

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge of $825.8 million for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $3.8 billion as of June 28, 2013.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the six months ended June 28, 2013, our equity in income of unconsolidated joint ventures amounted to $42.0 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may have to provide additional services to ensure the adequate performance and delivery of the contracted services and could be jointly and severally liable for the other party’s actions.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

As of June 28, 2013, the outstanding balance of the term loan under our 2011 Credit Facility was $655.0 million.  We had an outstanding balance of $131.6 million under our revolving line of credit as of June 28, 2013.  In addition, in March 2012, we issued $1.0 billion of Senior Notes in connection with the acquisition of Flint.  As part of the acquisition, we also guaranteed Canadian Notes (previously issued by Flint) with outstanding face values of $167.1 million maturing on June 15, 2019, accruing interest at a rate of 7.5% per annum and payable semi-annually.  This level of debt might:

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

As a multinational company, we derived approximately 27% of our revenues from international operations for the six months ended June 28, 2013.  International business is subject to a variety of potential risks, including:

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  In the second quarter of 2013, our revenues were adversely affected by unusually severe weather conditions in Western Canada that disrupted activities at project sites.  For example, in 2012, Superstorm Sandy caused severe floods on the East Coast, closing several offices and interrupting a number of active client projects.  In addition, during the September 11, 2001 terrorist attacks, a number of employees lost their lives and many client records were destroyed when our office at the World Trade Center was destroyed.

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

As of June 28, 2013, approximately 26% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or by any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that compose our second quarter of 2013:

	(a) Total Number of Shares Purchased (1,2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

	(In millions, except average price paid per share)

March 30, 2013 – April 26, 2013	0.1	$47.41	—	5.0
April 27, 2013 – May 24, 2013	1.0	47.12	0.7	4.3
May 25, 2013 – June 28, 2013	0.3	48.58	0.3	4.0
Total	1.4		1.0

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

Incorporated by Reference (Exchange Act Filings Located at File No. 011-07567)
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
4.1
First Amendment to the Credit Agreement dated as of May 23, 2013 among URS Corporation and certain of URS Corporation's subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer and a syndicate of other lenders.
X
10.1*	Employment Agreement between Flint Energy Services Ltd. and Wayne Shaw.				X
10.2*	Form of Officer Indemnification Agreement between URS Corporation and Wayne Shaw.	10-Q	10.3	6/14/2004
10.3*	Flint Energy Services Ltd. Retention Bonus Plan for William Lingard and Wayne Shaw.				X
10.4*	Flint Energy Services Ltd. Supplemental Pension Plan Agreement.				X
10.5*	Description of Base Salary Increase.	8-K		5/23/2013
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: August 6, 2013	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Exhibit No.	Description
4.1
First Amendment to the Credit Agreement dated as of May 23, 2013 among URS Corporation and certain of URS Corporation's subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer and a syndicate of other lenders.

10.1	Employment Agreement between Flint Energy Services Ltd. and Wayne Shaw.
10.3	Flint Energy Services Ltd. Retention Bonus Plan for William Lingard and Wayne Shaw.
10.4	Flint Energy Services Ltd. Supplemental Pension Plan Agreement.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.