Form 10-Q
period 2013-09-27
URS CORP /NEW/
filed 2013-11-12
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013

Common Stock, $.01 par value	74,884,351

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future impact of federal budget delays; future accounting, goodwill and actuarial estimates; future contract gains or losses; conversions of future backlog and book of business into revenues; future accounts receivable and days sales outstanding; future completion of the registration of our Senior Notes on Form S-4 and redemption of our Canadian Notes; future stock-based compensation expenses; future capital allocation priorities including dividend payments, share repurchases, debt pay downs, acquisitions and organic growth opportunities; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future insurance coverage and recoveries; future capital expenditures; future effectiveness of our disclosure and internal controls over financial reporting; future impact of our goodwill restatement to be reflected in our restated periodic reports; and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; federal budget cuts; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; weather conditions; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 54, Risk Factors beginning on page 88, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	September 27, 2013 and December 28, 2012	3
	Condensed Consolidated Statements of Operations
	Three and nine months ended September 27, 2013 and September 28, 2012	4
	Condensed Consolidated Statements of Comprehensive Income
	Three and nine months ended September 27, 2013 and September 28, 2012	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Nine months ended September 27, 2013 and September 28, 2012	6
	Condensed Consolidated Statements of Cash Flows
	Nine months ended September 27, 2013 and September 28, 2012	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	85
Item 4.	Controls and Procedures	86

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	September 27, 2013	December 28, 2012
ASSETS
Current assets:		As Restated
Cash and cash equivalents	$314.2	$314.5
Accounts receivable, including retentions of $130.2 and $114.4, respectively	1,464.8	1,554.8
Costs and accrued earnings in excess of billings on contracts	1,459.7	1,384.3
Less receivable allowances	(63.1)	(69.7)
Net accounts receivable	2,861.4	2,869.4
Deferred tax assets	46.5	67.6
Inventory	53.7	61.5
Other current assets	227.2	204.2
Total current assets	3,503.0	3,517.2
Investments in and advances to unconsolidated joint ventures	252.8	278.3
Property and equipment, net	631.1	687.5
Intangible assets, net	604.1	692.2
Goodwill	3,703.3	3,721.6
Other long-term assets	396.0	364.2
Total assets	$9,090.3	$9,261.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$92.2	$71.8
Accounts payable and subcontractors payable, including retentions of $34.9 and $32.3, respectively	697.5	803.5
Accrued salaries and employee benefits	556.1	558.8
Billings in excess of costs and accrued earnings on contracts	225.1	289.1
Other current liabilities	257.3	277.8
Total current liabilities	1,828.2	2,001.0
Long-term debt	1,903.0	1,992.5
Deferred tax liabilities	399.3	379.9
Self-insurance reserves	132.0	129.8
Pension and post-retirement benefit obligations	278.5	300.9
Other long-term liabilities	277.4	271.0
Total liabilities	4,818.4	5,075.1
Commitments and contingencies (Note 16)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 88.9 and 88.9 shares issued, respectively; and 74.8 and 76.8 shares outstanding, respectively	0.9	0.9
Treasury stock, 14.1 and 12.1 shares at cost, respectively	(588.2)	(494.9)
Additional paid-in capital	3,038.0	3,003.9
Accumulated other comprehensive loss (Note 17)	(154.6)	(113.2)
Retained earnings	1,827.4	1,647.3
Total URS stockholders’ equity	4,123.5	4,044.0
Noncontrolling interests	148.4	141.9
Total stockholders’ equity	4,271.9	4,185.9
Total liabilities and stockholders’ equity	$9,090.3	$9,261.0

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED6
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012

Revenues	$2,735.5	$2,947.6	$8,330.0	$7,999.8
Cost of revenues	(2,559.0)	(2,753.3)	(7,851.9)	(7,484.0)
General and administrative expenses	(14.3)	(22.6)	(59.9)	(62.0)
Acquisition-related expenses (Note 8)	—	0.8	—	(16.1)
Equity in income (loss) of unconsolidated joint ventures	17.1	31.1	59.1	76.8
Operating income (loss)	179.3	203.6	477.3	514.5
Interest expense	(23.2)	(20.5)	(65.8)	(51.0)
Other income (expenses)	1.6	10.8	(4.2)	4.1
Income (loss) before income taxes	157.7	193.9	407.3	467.6
Income tax benefit (expense)	(42.3)	(66.1)	(123.4)	(155.2)
Net income (loss) including noncontrolling interests	115.4	127.8	283.9	312.4
Noncontrolling interests in income of consolidated subsidiaries	(26.6)	(21.1)	(55.9)	(72.4)
Net income (loss) attributable to URS	$88.8	$106.7	$228.0	$240.0

Earnings per share (Note 3):
Basic	$1.21	$1.43	$3.08	$3.23
Diluted	$1.20	$1.43	$3.07	$3.22
Weighted-average shares outstanding (Note 3):
Basic	73.6	74.5	73.9	74.2
Diluted	73.9	74.6	74.3	74.5

Cash dividends declared per share (Note 14)	$0.21	$0.20	$0.63	$0.60

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	$115.4	$127.8	$283.9	$312.4
Pension and post-retirement related adjustments, net of tax	1.2	1.1	7.3	3.2
Foreign currency translation adjustments, net of tax	26.7	59.2	(48.8)	46.6
Loss on derivative instruments, net of tax	—	—	—	(0.7)
Reclassification adjustment of prior derivative settlement, net of tax	0.1	—	0.1	—
Comprehensive income (loss)	143.4	188.1	242.5	361.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(26.6)	(21.1)	(55.9)	(72.4)
Comprehensive income (loss) attributable to URS	$116.8	$167.0	$186.6	$289.1

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
						As Restated	As Restated		As Restated
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$1,398.1	$3,800.1	$107.2	$3,907.3
Employee stock purchases and exercises of stock options	0.3	—	—	7.7	—	—	7.7	—	7.7
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.4)	—	—	(15.4)	—	—	(15.4)	—	(15.4)
Stock-based compensation	1.2	—	—	32.5	—	—	32.5	—	32.5
Foreign currency translation adjustments, net of tax	—	—	—	—	46.6	—	46.6	—	46.6
Pension and post- retirement related adjustments, net of tax	—	—	—	—	3.2	—	3.2	—	3.2
Loss on derivative instruments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(46.0)	(46.0)	—	(46.0)
Noncontrolling interests from an acquisition	—	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51.9)	(51.9)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	2.6	2.6
Net income (loss) including noncontrolling interests	—	—	—	—	—	240.0	240.0	72.4	312.4
Balances, September 28, 2012	76.8	$0.9	$(494.9)	$2,991.6	$(61.7)	$1,592.1	$4,028.0	$133.0	$4,161.0

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  – UNAUDITED (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
						As Restated	As Restated		As Restated
Balances, December 28, 2012	76.8	$0.9	$(494.9)	$3,003.9	$(113.2)	$1,647.3	$4,044.0	$141.9	$4,185.9
Employee stock purchases and exercises of stock options	0.4	—	—	14.6	—	—	14.6	—	14.6
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.4)	—	—	(17.8)	—	—	(17.8)	—	(17.8)
Stock-based compensation	—	—	—	35.7	—	—	35.7	—	35.7
Excess tax benefits from stock-based compensation	—	—	—	1.6	—	—	1.6	—	1.6
Foreign currency translation adjustments, net of tax	—	—	—	—	(48.8)	—	(48.8)	—	(48.8)
Pension and post- retirement related adjustments, net of tax	—	—	—	—	7.3	—	7.3	—	7.3
Reclassification adjustment of prior derivative settlement, net of tax	—	—	—	—	0.1	—	0.1	—	0.1
Repurchases of common stock	(2.0)	—	(93.3)	—	—	—	(93.3)	—	(93.3)
Cash dividends declared	—	—	—	—	—	(47.9)	(47.9)	—	(47.9)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(49.2)	(49.2)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Net income (loss) including noncontrolling interests	—	—	—	—	—	228.0	228.0	55.9	283.9
Balances, September 27, 2013	74.8	$0.9	$(588.2)	$3,038.0	$(154.6)	$1,827.4	$4,123.5	$148.4	$4,271.9

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Nine Months Ended
	September 27,	September 28,
	2013	2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$283.9	$312.4
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	115.7	91.7
Amortization of intangible assets	80.8	73.8
Amortization of debt issuance costs and discount/premium	0.4	2.3
Foreign currency (gains) losses related to foreign currency derivatives and intercompany loans	4.2	(4.1)
Normal profit	(0.7)	(4.6)
Provision for doubtful accounts	1.6	0.9
Loss (gain) on disposal of property and equipment	(22.2)	(3.1)
Deferred income taxes	36.0	2.5
Stock-based compensation	35.7	32.5
Excess tax benefits from stock-based compensation	(1.6)	—
Equity in income of unconsolidated joint ventures	(59.1)	(76.8)
Dividends received from unconsolidated joint ventures	74.7	67.9
Changes in operating assets, liabilities and other, net of effects of business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	19.0	(129.0)
Inventory	7.8	0.8
Other current assets	9.5	(10.0)
Collections from (advances to) unconsolidated joint ventures	2.9	(0.7)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(118.1)	50.4
Billings in excess of costs and accrued earnings on contracts	(58.5)	(38.6)
Other long-term liabilities	12.5	(9.2)
Other long-term assets	(66.2)	(60.0)
Total adjustments and changes	74.4	(13.3)
Net cash from operating activities	358.3	299.1
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	(1,345.7)
Proceeds from disposal of property and equipment	32.6	17.2
Payments in settlement of foreign currency forward contracts	—	(1,260.6)
Receipts in settlement of foreign currency forward contracts	—	1,260.3
Investments in unconsolidated joint ventures	(0.1)	(5.4)
Changes in restricted cash	4.6	3.8
Capital expenditures, less equipment purchased through capital leases and equipment notes	(68.2)	(101.8)
Net cash from investing activities	(31.1)	(1,432.2)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Continued)
(In millions)

	Nine Months Ended
	September 27,	September 28,
	2013	2012
Cash flows from financing activities:
Borrowings from long-term debt	—	998.9
Payments on long-term debt	(3.6)	(4.4)
Borrowings from revolving line of credit	929.4	560.0
Payments on revolving line of credit	(987.2)	(433.6)
Net payments under foreign lines of credit and short-term notes	(21.1)	(12.7)
Net change in overdrafts	(55.1)	4.1
Payments on capital lease obligations	(13.9)	(10.1)
Payments of debt issuance costs	—	(8.8)
Excess tax benefits from stock-based compensation	1.6	—
Proceeds from employee stock purchases and exercises of stock options	14.6	7.7
Distributions to noncontrolling interests	(49.2)	(51.9)
Contributions and advances from noncontrolling interests	—	2.3
Dividends paid	(46.8)	(29.8)
Repurchases of common stock	(93.3)	(40.0)
Net cash from financing activities	(324.6)	981.7
Net change in cash and cash equivalents	2.6	(151.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.9)	4.6
Cash and cash equivalents at beginning of period	314.5	436.0
Cash and cash equivalents at end of period	$314.2	$289.2

Supplemental information:
Interest paid	$46.7	$26.8
Taxes paid	$89.3	$93.5

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$36.0	$16.2
Cash dividends declared but not paid	$17.9	$16.2

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

You should read our unaudited condensed consolidated financial statements in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, however, on November 5, 2013, we disclosed that our previously issued financial statements for the years ended December 30, 2011 and December 28, 2012, and for the three months ended March 30, 2012, June 29, 2012, September 28, 2012, March 29, 2013 and June 28, 2013 should no longer be relied upon.  Accordingly, as soon as practicable, we expect to amend our Form 10-K for the fiscal year ended December 28, 2012, our Form 10-Q for the three months ended March 29, 2013, and our Form 10-Q for the three and six months ended June 28, 2013 for the effects of an error in 2011, as described below.  The results of operations for the three and nine months ended September 27, 2013 are not indicative of the operating results for the full year or for future years.

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

Investments in unconsolidated joint ventures are accounted for using the equity method and are included as “Investments in and advances to unconsolidated joint ventures” on our Condensed Consolidated Balance Sheets.  All significant intercompany transactions and accounts have been eliminated in consolidation.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Restatement of Previously Reported Consolidated Financial Statements

We have restated our Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, and the related notes as of and for the years ended December 28, 2012 and December 30, 2011 due to the incorrect application of the requirements of Financial Accounting Standards Board Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“ASC 350”) during our annual and interim goodwill impairment testing.  This error resulted in an overstatement of our goodwill impairment charge and the related income tax expense impact for the year ended December 30, 2011.  This error resulted in an overstatement of our goodwill impairment charge of $474.5 million, an understatement of income tax expense of $51.6 million, an overstatement of net loss including noncontrolling interests of $422.9 million and an overstatement of net loss attributable to URS of $422.9 million ($5.47 per share) in our consolidated statement of operations for the year ended December 30, 2011.  In addition, this error resulted in an understatement in goodwill of $474.5 million, an understatement of long-term deferred tax liabilities of $51.6 million and an understatement of retained earnings of $422.9 million in our Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011.  We expect to amend and resubmit our restated Form 10-K for the fiscal year ended December 28, 2012, our Form 10-Q for the three months ended March 29, 2013 and our Form 10-Q for the three and six months ended June 28, 2013.

This error was related to treatment of noncontrolling interests within the fair value calculation of our reporting units.  During the course of the interim goodwill impairment analysis performed during the period ended September 27, 2013, we determined that the methodology used previously to calculate the fair values of our reporting units did not comply with the applicable goodwill accounting guidance.  Goodwill impairment reviews involve a two-step process.  See Note 9, “Goodwill,” for more disclosure about our test for goodwill impairment.  We calculated the fair values of our reporting units excluding the portion attributable to the noncontrolling interests of our subsidiaries that are not wholly-owned, which was not consistent with the required guidance in ASC 350.  The revised fair value calculations resulted in an increase to the fair values of our reporting units that have noncontrolling interests.

During the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in five of our reporting units failing step one of the analysis as their carrying values exceeded our calculated fair values.  This ultimately resulted in the recognition of an after-tax goodwill impairment charge of $732.2 million for the fiscal year ended December 28, 2011.  Based on our subsequent calculations of the fair values using the appropriate guidance, we concluded that four of those reporting units’ calculated fair values actually exceeded their carrying values, thereby passing step one of the goodwill impairment analysis.  Consequently, goodwill related to those reporting units was not impaired.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

This error resulted in the misstatement of our goodwill, deferred tax liabilities and retained earnings balances as follows:

	As Reported	Adjustment	As Restated
(In millions)
Consolidated Balance Sheet Data:
Balance as of December 28, 2012
Goodwill	$3,247.1	$474.5	$3,721.6
Total assets	$8,786.5	$474.5	$9,261.0
Deferred tax liabilities	$328.3	$51.6	$379.9
Total liabilities	$5,023.5	$51.6	$5,075.1
Retained earnings	$1,224.4	$422.9	$1,647.3
Total URS stockholders' equity	$3,621.1	$422.9	$4,044.0
Total stockholders' equity	$3,763.0	$422.9	$4,185.9
Total liabilities and stockholders' equity	$8,786.5	$474.5	$9,261.0

Consolidated Statement of Changes in Stockholders' Equity Data:
Balance as of December 30, 2011
Retained earnings	$975.2	$422.9	$1,398.1
Total URS stockholders' equity	$3,377.2	$422.9	$3,800.1
Total equity	$3,484.4	$422.9	$3,907.3

Balance as of September 28, 2012
Retained earnings	$1,169.2	$422.9	$1,592.1
Total URS stockholders' equity	$3,605.1	$422.9	$4,028.0
Total equity	$3,738.1	$422.9	$4,161.0

Balance as of December 28, 2012
Retained earnings	$1,224.4	$422.9	$1,647.3
Total URS stockholders' equity	$3,621.1	$422.9	$4,044.0
Total equity	$3,763.0	$422.9	$4,185.9

Reclassifications

We made reclassifications to the prior year’s financial statements to conform them to the current period’s presentation.  These reclassifications have no effect on our consolidated net cash flows or consolidated net income.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At September 27, 2013 and December 28, 2012, our restricted cash balances were $12.5 million and $17.1 million, respectively.  These amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 6, “Joint Ventures.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Use of and Changes in Estimates

Our business activities involve making significant estimates and assumptions in the normal course of business relating to our contracts.  We focus on evaluating the performance of contracts individually.  These estimates and assumptions can vary in the normal course of business as contracts progress, when estimated productivity assumptions change based on experience to-date and as uncertainties are resolved.  We use the cumulative catch-up method applicable to construction contract accounting to account for revisions in estimates.  During the nine months ended September 27, 2013, our results of operations included the recognition of $27.8 million of performance-based incentive fees from our work managing chemical demilitarization programs due to good project performance that occurred during the period.  These changes in estimates resulted in increases of $27.8 million in operating income, $16.7 million in net income and $0.22 in diluted earnings per common share (“diluted EPS”) for the nine months ended September 27, 2013.  There were no material changes in estimates for the three months ended September 27, 2013.

During the nine months ended September 28, 2012, our results of operations included the recognition of a $40.0 million programmatic schedule incentive fee achieved when multiple chemical demilitarization contracts each met their milestones during the period.  This change in estimate resulted in increases of $40.0 million in operating income, $24.0 million in net income, and $0.32 in diluted EPS for the nine months ended September 28, 2012.  There were no material changes in estimates for the three months ended September 28, 2012.

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An amendment to the accounting standard related to the presentation of other comprehensive income was issued.  It requires public entities to provide information about amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income and, in some cases, cross-references to related footnote disclosures.  This portion of the standard was effective for us beginning with our first interim period in fiscal year 2013.  See Note 17, “Reclassifications Out of Accumulated Other Comprehensive Income (Loss),” for more information. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

An accounting standard update was issued related to obligations stemming from joint and several liability arrangements.  It addresses the recognition, measurement and disclosure of obligations when multiple parties incur joint liabilities where the total amount of the obligation is fixed at the financial reporting date.  The standard requires the recognition of the total amount of the liability that the parties are obligated to pay under an arrangement, along with any additional amount the company might expect to pay on behalf of other parties to the liability.  This standard is effective for periods beginning with our first interim period in fiscal year 2014, with an option for early adoption.  We have adopted this standard early, in connection with the filing of our Form 8-K on April 17, 2013, as amended.  See Note 18, “Condensed Consolidating Financial Information.”

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

An accounting standard was issued related to derivatives and hedging.  Prior to this standard, the only interest rates that were permitted to be used as benchmark interest rates in a fair value or cash flow hedge were the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (“LIBOR”) swap rate.  The new standard allows the use of the Fed Funds rate (the interest rate at which depository institutions lend balances to each other overnight) as a benchmark rate.  The standard also eliminates the need to designate the same benchmark interest rate for similar hedges.  Additionally, it removes language indicating that the use of different benchmark interest rates for similar hedges “shall be rare and shall be justified.”  The new standard was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following table summarizes the components of weighted-average shares of common stock outstanding for both basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2013	2012	2013	2012

Weighted-average shares of common stock outstanding (1)	73.6	74.5	73.9	74.2
Effect of dilutive stock options, restricted stock awards and units and employee stock purchase plan shares	0.3	0.1	0.4	0.3
Weighted-average shares of common stock outstanding – Diluted	73.9	74.6	74.3	74.5

(1)	Weighted-average shares of common stock outstanding is net of treasury stock.

	September 27,		September 28,
(In millions)	2013		2012
Anti-dilutive equity awards not included above	—	†	1.1

†	Represents less than half a million shares.

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

Costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under contracts.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.  Generally, such unbilled amounts will be billed and collected over the next twelve months.  As of September 27, 2013 and December 28, 2012, $314.8 million and $264.9 million, respectively, of Unbilled Accounts Receivable are not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”  As of September 27, 2013, we reclassified $105.0 million of unbilled amounts representing performance-based incentive fees from work managing chemical demilitarization progrmas from “Other long-term assets” to Unbilled Accounts Receivable.

Accounts receivable and Unbilled Accounts Receivable include certain amounts recognized related to unapproved change orders (amounts representing the value of proposed contract modifications, but which are unapproved as to both price and scope) and claims (amounts in excess of agreed contract prices that we seek to collect from our clients or others) that have not been collected and, in the case of balances included in accrued earnings in excess of billings on contracts, may not be billable until an agreement, or in the case of claims, a settlement is reached.  Generally, these items have not been material and have been resolved in the ordinary course of business.  As of September 27, 2013, we had one project with an accounts receivable balance of $73.5 million relating to an outstanding claim.  See Note 16, “Commitments and Contingencies,” for further discussion regarding the Department of Energy (“DOE”) Deactivation, Demolition, and Removal Project.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Our accounts receivable include retentions associated with long-term contracts, which are generally not billable until near or at the completion of the projects or milestones and/or delivery of services.  As such, these amounts will generally be billed for contracts with terms in excess of one year from the service date.  Our Unbilled Accounts Receivable includes amounts related to milestone payment clauses, which provide for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.  As of September 27, 2013 and December 28, 2012, we had financing receivables with contractual terms in excess of one year of $137.2 million and $121.4 million, respectively.

The following table summarizes the components of our accounts receivable and Unbilled Accounts Receivable with the U.S. federal government and with other customers as of September 27, 2013 and December 28, 2012:

	September 27,	December 28,
(In millions)	2013	2012
Accounts receivable:
U.S. federal government	$408.0	$376.2
Others	1,056.8	1,178.6
Total accounts receivable	$1,464.8	$1,554.8
Unbilled Accounts Receivable:
U.S. federal government	$863.8	$892.7
Others	910.7	756.5
Total	1,774.5	1,649.2
Less: Amounts included in Other long-term assets	(314.8)	(264.9)
Unbilled Accounts Receivable	$1,459.7	$1,384.3

NOTE 5.  INVENTORY

The table below presents the components of inventory:

	September 27,	December 28,
(In millions)	2013	2012
Raw materials	$9.8	$14.2
Work in progress	5.8	9.8
Finished goods	26.9	24.9
Supplies	11.2	12.6
Total	$53.7	$61.5

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

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the nine months ended September 27, 2013.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	September 27,	December 28,
(In millions)	2013	2012
Cash and cash equivalents	$88.0	$80.1
Net accounts receivable	275.6	282.2
Other current assets	2.6	2.9
Noncurrent assets	120.6	143.3
Total assets	$486.8	$508.5

Accounts and subcontractors payable	$119.7	$185.0
Billings in excess of costs and accrued earnings on contracts	26.5	8.7
Accrued expenses and other	54.5	40.0
Noncurrent liabilities	11.0	22.7
Total liabilities	211.7	256.4

Total URS equity	126.7	110.2
Noncontrolling interests	148.4	141.9
Total owners’ equity	275.1	252.1
Total liabilities and owners’ equity	$486.8	$508.5

Total revenues of the consolidated joint ventures were $290.9 million and $369.9 million for the three months ended September 27, 2013 and September 28, 2012, respectively, and $820.3 million and $1.1 billion for the nine months ended September 27, 2013 and September 28, 2012, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
September 27, 2013
Current assets	$681.8
Noncurrent assets	$35.3
Current liabilities	$463.6
Noncurrent liabilities	$10.3

December 28, 2012
Current assets	$594.1
Noncurrent assets	$23.8
Current liabilities	$372.5
Noncurrent liabilities	$7.8

Three months ended September 27, 2013 (1)
Revenues	$480.9
Cost of revenues	$(429.8)
Income from continuing operations before tax	$51.1
Net income	$47.4

Three months ended September 28, 2012 (1)
Revenues	$477.0
Cost of revenues	$(412.5)
Income from continuing operations before tax	$64.5
Net income	$62.0

Nine months ended September 27, 2013 (1)
Revenues	$1,592.8
Cost of revenues	$(1,423.5)
Income from continuing operations before tax	$169.3
Net income	$157.1

Nine months ended September 28, 2012 (1)
Revenues	$1,221.7
Cost of revenues	$(1,044.6)
Income from continuing operations before tax	$177.1
Net income	$166.0

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $22.6 million and $21.4 million, respectively, of distributions from unconsolidated joint ventures for the three months ended September 27, 2013 and September 28, 2012 and $74.7 million and $67.9 million, respectively, for the nine months ended September 27, 2013 and September 28, 2012.

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

NOTE 7.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	September 27,	December 28,
(In millions)	2013	2012
Construction and mining equipment	$250.4	$266.4
Computer software	242.1	219.5
Computer hardware	217.1	198.2
Vehicles and automotive equipment	174.5	172.2
Leasehold improvements	141.5	130.1
Land and buildings	102.0	114.1
Furniture and fixtures	92.8	97.7
Other equipment	76.3	72.4
Construction in progress	5.0	15.6
	1,301.7	1,286.2
Accumulated depreciation and amortization	(670.6)	(598.7)
Property and equipment, net (1)	$631.1	$687.5

(1)	The unamortized computer software costs were $78.4 million and $71.1 million, respectively, as of September 27, 2013 and December 28, 2012.

We recorded gains of $12.7 million and $22.2 million on disposal of property and equipment for the three and nine months ended September 27, 2013, respectively, mainly resulting from the sale of equipment, land and buildings in Canada.  These gains were recorded in “Cost of revenues” on our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 8.  ACQUISITION

Flint Acquisition

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of the acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  In connection with the acquisition of Flint, we recognized $16.1 million for the nine months ended September 28, 2012 in “Acquisition-related expense” on our Condensed Consolidated Statements of Operations.  During the quarter ended September 28, 2012, we recorded an adjustment to reduce the amount previously recorded in “Acquisition-related expense” of $0.8 million.

Investments in and advances to unconsolidated joint ventures.  As a result of the Flint acquisition, we hold a 50% voting and economic interest in a joint venture that provides operations, maintenance, asset management and project management services to the Canadian energy sector.  The fair value of our investment in this joint venture at the acquisition date was higher than the underlying equity interest.  This difference of $128.5 million includes $38.0 million representing intangible assets, and the remaining amount representing goodwill.  The intangible assets are being amortized, as a reduction to earnings against the equity in income of this unconsolidated joint venture, over a period ranging from three to 40 years.  For the three months ended September 27, 2013 and September 28, 2012, amortization of these intangible assets was $2.0 million and $2.2 million, respectively. For the nine months ended September 27, 2013 and September 28, 2012, amortization of these intangible assets was $5.8 million and $3.7 million, respectively.

Pro forma results.  The unaudited financial information in the table below summarizes the combined results of the operations of URS Corporation and Flint for the nine months ended September 28, 2012, on a pro forma basis, as though the companies had been combined as of December 31, 2011.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense, adjustments to conform to U.S. GAAP, new compensation agreements, and foreign currency gains or losses arising from internal financing arrangements.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at December 31, 2011 nor should it be taken as indicative of our future consolidated results of operations.

Nine Months
Unaudited	Ended
(In millions, except per share data)	September 28, 2012

Revenues	$8,813.3
Net income (loss) including noncontrolling interests	$306.9
Net income (loss) attributable to URS	$234.0
Earnings (loss) per share:
Basic EPS	$3.15
Diluted EPS	$3.14

The table below shows the material pre-tax, nonrecurring adjustment in the pro forma financial information for the nine months ended September 28, 2012:

Pre-tax, nonrecurring adjustment (In millions)	Nine Months Ended
September 28, 2012

Acquisition-related expenses	$27.7

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 9.  GOODWILL

Interim Goodwill Impairment Review

During the third quarter of 2013, our reporting units experienced declines in their actual and projected performance primarily driven by the government shutdown in October 2013, the continuing effects of sequestration, and uncertainty about the federal budget. In addition, the commercial markets were impacted by atypical wet weather in Western Canada, the continued low price of natural gas, and regulatory uncertainty and stagnant demand for electricity.  The lowered revenues and earnings projection prompted us to perform an interim goodwill impairment test as of September 27, 2013.

We estimated fair value using discounted cash flow analyses, referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated cash flows and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions.  To arrive at our cash flow projections, we consider estimates of economic and market activity over a projection period of ten years, management’s expectation of growth rates in revenues, costs, and estimates of future expected changes in operating margins and capital expenditures.  Other significant estimates and assumptions include long-term growth rates and changes in future working capital requirements.  Based on this analysis, it was determined that there was no impairment.

We also considered indications obtained from the market approach.  We applied market multiples derived from market prices of stocks of companies that are engaged in the same or similar lines of business as our reporting units and that are actively traded on a free and open market, or applied market multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business as our reporting units, to the corresponding measure of financial performance for our reporting units that produces estimates of value at the noncontrolling marketable level.

In reaching our final estimate of value, we considered the fair values derived from using both the income and market approaches.  We gave primary weight to the income approach because it was deemed to be the most applicable.

Our interim impairment test indicated no impairment for any of our reporting units because the fair value of each reporting unit substantially exceeded its carrying value.  Below is a table showing, for each reporting unit, the percentage of the fair value that exceeded the carrying value:

(in millions)	Goodwill Balance as of September 27, 2013	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value

Infrastructure & Environment Operating Segment	$761.0	$2,220.0	$1,509.3	47.1%

Federal Services Operating Segment	707.3	1,515.0	1,011.6	49.8%

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	1,375.0	925.3	48.6%
Civil Construction & Mining Group	293.9	474.0	363.0	30.6%
Industrial/Process Group	189.3	336.0	239.0	40.6%
Power Group	735.1	923.0	823.9	12.0%
Total Energy & Construction Operating Segment	1,783.7	3,108.0	2,351.2	32.2%

Oil & Gas Operating Segment	451.3	1,619.0	1,366.6	18.5%

Total	$3,703.3	$8,462.0	$6,238.7	35.6%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 10.  INDEBTEDNESS

Indebtedness consisted of the following:

	September 27,	December 28,
(In millions)	2013	2012
Term loan, net of debt issuance costs	$652.1	$666.3
3.85% Senior Notes (net of discount)	399.6	399.5
5.00% Senior Notes (net of discount)	599.5	599.5
7.50% Canadian Notes (including premium)	193.8	203.8
Revolving line of credit	38.8	100.5
Other indebtedness	111.4	94.7
Total indebtedness	1,995.2	2,064.3
Less:
Current portion of long-term debt	92.2	71.8
Long-term debt	$1,903.0	$1,992.5

2011 Credit Facility

As of September 27, 2013 and December 28, 2012, the outstanding balance of the term loan under our senior credit facility (“2011 Credit Facility”) was $655.0 million and $670.0 million, respectively.  As of September 27, 2013 and December 28, 2012, the interest rates applicable to the term loan were 1.68% and 1.71%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at LIBOR plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

On May 23, 2013, we amended our 2011 Credit Facility to revise our Eurocurrency rates to include other indices beyond LIBOR.

We were in compliance with the covenants of our 2011 Credit Facility as of September 27, 2013.

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

As of September 27, 2013 and December 28, 2012, we had an outstanding balance of $38.8 million and $100.5 million on our revolving line of credit, respectively.  As of September 27, 2013, we had issued $123.1 million of letters of credit, leaving $838.1 million available under our revolving credit facility.

Senior Notes and Canadian Notes

On March 15, 2012, we issued, in a private placement, $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  As of September 27, 2013, the outstanding balance of the Senior Notes was $999.1 million, net of $0.9 million of discount.

The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are wholly owned domestic obligors or wholly owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.  See Note 18, “Condensed Consolidating Financial Information.”

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

On May 14, 2012, we guaranteed Flint’s senior notes (the “Canadian Notes”) with an outstanding face value of C$175.0 million (US$175.0 million).  As of September 27, 2013, the outstanding balance of the Canadian Notes was $193.8 million, including $24.3 million of premium.  On October 11, 2013, Flint announced that it will redeem all of the Canadian Notes.  The redemption is expected to take place in December 2013.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of September 27, 2013.

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of September 27, 2013 and December 28, 2012, we had outstanding amounts of $58.4 million and $35.5 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of these other forms of indebtedness were approximately 3.62% and 4.68% as of September 27, 2013 and December 28, 2012, respectively.  Notes payable primarily include notes used to finance the purchase of vehicles, construction equipment, office equipment, computer equipment and furniture.

As of September 27, 2013 and December 28, 2012, we maintained several credit lines with an aggregate borrowing capacity of $50.5 million and $50.8 million, respectively, and had remaining borrowing capacity of $44.7 and $47.7 million, respectively.

Capital Leases.  As of September 27, 2013 and December 28, 2012, we had obligations under our capital leases of approximately $53.0 million and $59.2 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Foreign Currency Translation Gains (Losses) Related to Intercompany Loans.  We recorded foreign currency translation gains of $1.6 million and losses of $4.2 million on intercompany loans for the three and nine months ended September 27, 2013, respectively.  We also recorded foreign currency translation gains of $10.8 million and $4.4 million on intercompany loans for the three and nine months ended September 28, 2012, respectively.  These gains and losses are recorded in “Other income (expenses)” on our Condensed Consolidated Statements of Operations.

NOTE 11.  FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of September 27, 2013 and December 28, 2012, the estimated fair market values of the term loan under our 2011 Credit Facility were approximately $651.7 million and $667.3 million, respectively.  The carrying values of this term loan on our Condensed Consolidated Balance Sheets as of September 27, 2013 and December 28, 2012 were $655.0 million and $670.0 million, respectively, excluding unamortized debt issuance costs.  The fair value of our term loan was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Senior Notes and Canadian Notes

As of both September 27, 2013 and December 28, 2012, the estimated fair market value of the Senior Notes and Canadian Notes was approximately $1.2 billion and the carrying value of these notes on our Condensed Consolidated Balance Sheets was $1.2 billion, excluding unamortized discounts and premiums.  The fair value of the Senior Notes and Canadian Notes was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of the notes.

Derivative Instruments

We use our derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instrument is based on mark-to-model measurements that are interpolated from observable market data, including spot and forward rates, as of September 27, 2013 and for the duration of each derivative’s terms.  There were no significant derivative instruments outstanding during the nine months ended September 27, 2013.

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

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	September 27,	December 28,
(In millions)	2013	2012
Billings in excess of costs and accrued earnings on contracts	$182.1	$211.7
Project-related legal liabilities and other project-related reserves	31.7	55.2
Advance payments negotiated as a contract condition	5.6	9.8
Normal profit liabilities	0.9	4.8
Estimated losses on uncompleted contracts	4.8	7.6
Total	$225.1	$289.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 13.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to our defined benefit plans for the three months ended September 27, 2013 and September 28, 2012 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	September 27,	September 28,	September 27,	September 28,
(In millions)	2013	2012	2013	2012
Service cost	$2.2	$2.0	$0.1	$0.1
Interest cost	4.4	4.7	5.7	5.7
Expected return on plan assets	(4.8)	(4.4)	(6.0)	(5.6)
Amortization of:
Prior service costs	(0.1)	(0.7)	—	—
Net loss	3.9	2.4	—	—
Net periodic pension costs	$5.6	$4.0	$(0.2)	$0.2

	Nine Months Ended
	Domestic Plans		Foreign Plans
	September 27,	September 28,	September 27,	September 28,
(In millions)	2013	2012	2013	2012
Service cost	$6.6	$6.0	$0.3	$0.3
Interest cost	13.2	14.1	17.1	16.9
Expected return on plan assets	(14.4)	(13.2)	(18.0)	(16.6)
Amortization of:
Prior service costs	(0.3)	(2.1)	—	—
Net loss	11.7	7.2	—	—
Net periodic pension costs	$16.8	$12.0	$(0.6)	$0.6

During the three and nine months ended September 27, 2013, we made cash contributions, including employer-directed benefit payments, of $6.4 million and $20.3 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $10.3 million for the remainder of our 2013 fiscal year.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (“post-retirement benefit plans”).  The components of our net periodic benefit cost relating to the post-retirement benefit plans for the three and nine months ended September 27, 2013 and September 28, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2013	2012	2013	2012
Interest cost	$0.4	$0.5	$1.2	$1.5
Expected return on plan assets	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of:
Net loss	0.1	—	0.3	—
Net periodic benefit costs	$0.4	$0.4	$1.2	$1.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

During the three and nine months ended September 27, 2013, we made cash contributions, including employer-directed benefit payments, of $0.9 million and $2.7 million, respectively, to the post-retirement benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $1.1 million for the remainder of our 2013 fiscal year.

NOTE 14.  STOCKHOLDERS' EQUITY

Dividend Program

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013
February 22, 2013	$0.21	March 15, 2013	$16.0	April 5, 2013
May 3, 2013	$0.21	June 14, 2013	$16.0	July 5, 2013
August 2, 2013	$0.21	September 13, 2013	$16.0	October 4, 2013
November 1, 2013	$0.21	December 13, 2013	NA	January 10, 2014

NA = Not available

Equity Incentive Plan

On March 28, 2013, the Board adopted, and on May 23, 2013, the stockholders approved, an amendment and restatement of our 2008 Equity Incentive Plan (“2008 Incentive Plan”).  Among other provisions, the amendment and restatement increased the aggregate number of shares of common stock authorized for issuance under the plan by 1.5 million shares and the term of the plan was extended until May 23, 2018.  As of September 27, 2013, approximately 3.0 million shares had been issued as restricted stock awards and 1.6 million shares were issuable upon the vesting of restricted stock units under our 2008 Incentive Plan.  In addition, approximately 1.9 million shares remained reserved for future grants under our 2008 Incentive Plan.

On March 27, 2013, the Compensation Committee of the Board of Directors approved the adoption of a new long-term incentive program for executive officers and other specified employees.  Like the existing program, restricted stock unit awards are both time-based and time-and-performance-based.  Under these awards, the performance-based grants will vest at the end of a three-year vesting period based on satisfaction of dual performance criteria:  a net income performance condition measured on a cumulative basis over a two-year performance period and a market condition based on meeting or exceeding the total shareholder return of the Russell 3000 Index, measured over a three-year performance period.  The time-based grants will vest in equal annual tranches over three years.  The grant date fair value was determined using a Monte Carlo simulation model and will be expensed on a straight-line basis over the vesting period.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three and nine months ended September 27, 2013 and September 28, 2012:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions, except average price paid per share)	2013	2012	2013	2012

Common stock repurchase shares	—	—	2.0	1.0
Average price paid per share	$—	$—	$45.55	$40.00
Cost of common stock repurchased	$—	$—	$93.3	$40.0

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Condensed Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units and our employee stock purchase plan for the three and nine months ended September 27, 2013 and September 28, 2012:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2013	2012	2013	2012
Stock-based compensation expense:
Restricted stock awards and units	$12.8	$11.0	$35.2	$32.1
Employee stock purchase plan	0.2	0.1	0.5	0.4
Stock-based compensation expense	$13.0	$11.1	$35.7	$32.5

Stock-based compensation expense included in:
Cost of revenues	$9.7	$8.6	$26.6	$24.8
General and administrative expenses	3.3	2.5	9.1	7.7
Stock-based compensation expense	$13.0	$11.1	$35.7	$32.5

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2013	2012	2013	2012
Revenues
Infrastructure & Environment	$922.3	$920.7	$2,833.2	$2,851.1
Federal Services	538.9	682.8	1,776.3	2,118.1
Energy & Construction	775.5	781.5	2,168.7	2,285.1
Oil & Gas (1)	532.6	592.2	1,672.3	869.7
Inter-segment, eliminations and other	(33.8)	(29.6)	(120.5)	(124.2)
Total revenues	$2,735.5	$2,947.6	$8,330.0	$7,999.8
Equity in income (loss) of unconsolidated joint ventures
Infrastructure & Environment	$(0.9)	$3.3	$0.1	$3.1
Federal Services	1.4	1.5	4.7	4.8
Energy & Construction	17.6	24.1	54.2	66.0
Oil & Gas (1)	(1.0)	2.2	0.1	2.9
Total equity in income of unconsolidated joint ventures	$17.1	$31.1	$59.1	$76.8
URS operating income (loss) (2)
Infrastructure & Environment	$58.5	$66.5	$160.7	$174.1
Federal Services	57.6	64.8	225.3	217.5
Energy & Construction	31.5	43.7	65.8	96.2
Oil & Gas (1)	19.4	29.3	29.5	32.4
Corporate (3)	(14.3)	(21.8)	(59.9)	(78.1)
Total URS operating income (loss)	$152.7	$182.5	$421.4	$442.1
Operating income (loss)
Infrastructure & Environment	$59.3	$67.1	$162.1	$175.7
Federal Services	57.6	64.8	225.3	217.5
Energy & Construction	57.4	64.6	121.1	167.5
Oil & Gas (1)	19.3	28.9	28.7	31.9
Corporate (3)	(14.3)	(21.8)	(59.9)	(78.1)
Total operating income (loss)	$179.3	$203.6	$477.3	$514.5
Depreciation and amortization
Infrastructure & Environment	$12.4	$13.1	$37.3	$41.8
Federal Services	8.7	8.5	26.8	27.2
Energy & Construction	10.6	13.0	33.9	36.8
Oil & Gas (1)	29.0	36.2	92.1	54.9
Corporate	2.2	1.7	6.4	4.8
Total depreciation and amortization	$62.9	$72.5	$196.5	$165.5

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Reconciliations of URS operating income (loss) by segment to segment operating income (loss) for the three and nine months ended September 27, 2013 and September 28, 2012 are as follows:

	Three Months Ended September 27, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$58.5	$57.6	$31.5	$19.4	$(14.3)	$152.7
Noncontrolling interests	0.8	—	25.9	(0.1)	—	26.6
Operating income (loss)	$59.3	$57.6	$57.4	$19.3	$(14.3)	$179.3

	Three Months Ended September 28, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$66.5	$64.8	$43.7	$29.3	$(21.8)	$182.5
Noncontrolling interests	0.6	—	20.9	(0.4)	—	21.1
Operating income (loss)	$67.1	$64.8	$64.6	$28.9	$(21.8)	$203.6

	Nine Months Ended September 27, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$160.7	$225.3	$65.8	$29.5	$(59.9)	$421.4
Noncontrolling interests	1.4	—	55.3	(0.8)	—	55.9
Operating income (loss)	$162.1	$225.3	$121.1	$28.7	$(59.9)	$477.3

	Nine Months Ended September 28, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$174.1	$217.5	$96.2	$32.4	$(78.1)	$442.1
Noncontrolling interests	1.6	—	71.3	(0.5)	—	72.4
Operating income (loss)	$175.7	$217.5	$167.5	$31.9	$(78.1)	$514.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	September 27,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$7.2	$8.1
Federal Services	3.4	5.7
Energy & Construction	112.1	124.5
Oil & Gas	130.1	140.0
Total investments in and advances to unconsolidated joint ventures	$252.8	$278.3

Infrastructure & Environment	$138.4	$141.0
Federal Services	39.0	36.6
Energy & Construction	58.3	60.1
Oil & Gas	365.9	422.9
Corporate	29.5	26.9
Total property and equipment, net of accumulated depreciation	$631.1	$687.5

Total assets by segment are as follows:

	September 27,	December 28,
(In millions)	2013	2012 (1)
Infrastructure & Environment	$2,174.2	$2,267.6
Federal Services	1,552.4	1,642.8
Energy & Construction	3,272.9	3,253.9
Oil & Gas	1,783.3	1,904.4
Corporate	307.5	192.3
Total assets	$9,090.3	$9,261.0

(1)
Total assets by segments for the year ended December 28, 2012 were restated to correct an error related to prior year goodwill impairment charges.  See Note 1, “Business, Basis of Presentation, and Accounting Policies.”

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

Our revenues from the U.S. Army and DOE by division for the three and nine months ended September 27, 2013 and September 28, 2012 are presented below:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions, except percentages)	2013	2012	2013	2012
The U.S. Army (1)
Infrastructure & Environment	$28.4	$7.0	$93.0	$94.4
Federal Services	244.4	347.0	886.6	1,094.5
Energy & Construction	45.7	36.4	98.9	86.9
Total U.S. Army	$318.5	$390.4	$1,078.5	$1,275.8
Revenues from the U.S. Army as a percentage of our consolidated revenues	12%	13%	13%	16%

DOE
Infrastructure & Environment	$1.0	$1.0	$3.1	$4.4
Federal Services	4.6	4.1	15.0	17.2
Energy & Construction	231.4	248.6	643.4	741.8
Total DOE	$237.0	$253.7	$661.5	$763.4
Revenues from DOE as a percentage of our consolidated revenues	9%	9%	8%	10%

Revenues from the federal market sector as a percentage of our consolidated revenues	34%	37%	35%	43%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and our affiliates are subject to various disputes, audits, investigations and legal proceedings.  Additionally, as a government contractor, we are subject to audits, investigations, and claims with respect to our contract performance, pricing, costs, cost allocations, and procurement practices.  The final outcomes of these various matters cannot be predicted or estimated with certainty.  We are including information regarding the following matters:

•
USAID Egyptian Projects:  In March 2003, Washington Group International, Inc., a Delaware company (“WGI Delaware”), our wholly owned subsidiary, was notified by the Department of Justice that the federal government was considering civil litigation against WGI Delaware for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI Delaware’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI Delaware, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, as well as common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties (including doubling and trebling of damages) for violations of the statutes as well as a refund of the approximately $373.0 million paid to WGI Delaware under the specified contracts.  WGI Delaware has denied any liability in the action and contests the federal government’s damage allegations and its entitlement to recovery.  All USAID projects under the contracts have been completed and are fully operational.

In March 2005, WGI Delaware filed motions in Idaho District Court and the United States Bankruptcy Court in Nevada contending that the federal government’s Idaho action is barred under the plan of reorganization approved by the Bankruptcy Court in 2002 when WGI Delaware emerged from bankruptcy protection.  In 2006, the Idaho action was stayed pending the bankruptcy-related proceedings.  On April 24, 2012, the Bankruptcy Court ruled that the bulk of the federal government’s claims under the False Claims and the Federal Foreign Assistance Acts are not barred.  On November 7, 2012, WGI Delaware appealed the Bankruptcy Court’s decision to the Ninth Circuit Bankruptcy Appellate Panel.  On August 2, 2013, the Appellate Panel affirmed the Bankruptcy Court’s decision.  On September 26, 2013, WGI Delaware appealed the Appellate Panel’s decision to the United States Ninth Circuit Court of Appeals.

WGI Delaware intends to continue to defend this matter vigorously; however, WGI Delaware cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the very limited factual record that exists in light of the limited discovery that has been conducted to-date in the Idaho litigation; the fact that the matter involves unique and complex bankruptcy, international, and federal regulatory legal issues; the uncertainty concerning legal theories and their potential resolution by the courts; and the overall age of this matter, as well as a number of additional factors.  Accordingly, no amounts have been accrued for the federal government claims in the Idaho action.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

•
DOE Deactivation, Demolition, and Removal Project:  WGI Ohio executed a cost-reimbursable task order with the DOE in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues.  In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk.  The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $105.9 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $105.9 million to $145.9 million, and requires WGI Ohio to pay all project costs exceeding $145.9 million.  In addition, in September 2011, WGI Ohio voluntarily paid a civil penalty related to the contamination incident.  Through September 27, 2013, WGI Ohio has incurred total project costs of $252.3 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene, WGI Ohio has been required to perform work outside the scope of the Task Order Modification.  Based on the changes and delays, requests for equitable adjustment (“REA”) amounting to $47.1 million and proposals related to the hurricane-caused impacts and other directed changes in the amount of $118.0 million were initially submitted to the DOE for approval.  Through September 27, 2013, the DOE has approved one of the REAs for $0.9 million and has authorized $31.4 million of additional funding primarily related to the hurricane-caused impacts.  Because WGI Ohio and the DOE were unsuccessful in settling the REAs and proposals, during 2013, WGI Ohio submitted several certified claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $112.5 million of the above unfunded REA and proposal costs incurred through April 2013 and $5.0 million in fees on the expanded work scope.  As of September 27, 2013, WGI Ohio has recorded $73.5 million in accounts receivable for project costs incurred to date in excess of the DOE contracted amount that may not be collected until the claims are resolved.  The final project completion costs are not currently estimable due to continuing delays in permitting, other delays, and approval of a final project plan.  WGI Ohio can provide no certainty that it will recover the $112.5 million in submitted DOE claims for costs incurred through April 2013 related to REAs, hurricane-caused work or other directed changes, as well as any other project costs after April 2013 that WGI Ohio is obligated to incur to finalize and complete this project including the accounts receivable, any of which could negatively impact URS’ future results of operations.

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by our wholly owned subsidiary, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  Subsequently, on November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce (“ICC”) asserting claims up to $52.6 million.  Washington Group Bolivia brought a $50 million counterclaim on August 3, 2012 against the mine owner asserting claims of wrongful termination and lost productivity.  Arbitration on the mine owner’s claims and Washington Group Bolivia’s counterclaims commenced before the ICC.  In the course of the arbitration proceedings, the mine owner has reduced its claims to approximately $32.2 million, while Washington Group Bolivia has refined its counterclaim amount to not more than $62.9 million.  On August 9, 2013, a $10.5 million ICC arbitration tribunal award was issued against Washington Group Bolivia and, on September 5, 2013, the mine owner petitioned the United States District Court of Colorado to confirm the ICC arbitration award.  On October 1, 2013, Washington Group Bolivia filed a cross motion to partially vacate the arbitration award in the District Court of Colorado.

Washington Group Bolivia intends to continue to contest this matter vigorously; however, we cannot provide assurance that it will be successful in these efforts.  We have accrued an estimated probable loss of $10.5 million related to this matter; however, we believe the loss may be recoverable under our insurance program.

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

The resolution of outstanding claims and legal proceedings is subject to inherent uncertainty, and it is reasonably possible that any resolution of these claims and legal proceedings could have a material adverse effect on us, including a substantial charge to our earnings and operating results for that period; however, an estimate of all the reasonably possible losses cannot be determined at this time.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Insurance

Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  We have also elected to retain a portion of the losses that occur through the use of various deductibles, limits, and self-insured retentions under our insurance programs.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.

Guarantee Obligations and Commitments

As of September 27, 2013, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.

As of September 27, 2013, we had $34.3 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 17.  RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities for the three and nine months ended September 27, 2013 and September 28, 2012 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at June 29, 2012	$(106.7)	$(14.6)	$(0.7)	$(122.0)
Other comprehensive income before reclassification	—	59.1	—	59.1
Amounts reclassified from accumulated other comprehensive income:
Prior service costs, net of tax (1)	(0.5)	—	—	(0.5)
Actuarial (gains) losses, net of tax (1)	1.6	—	—	1.6
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	0.1	—	0.1
Net current-period other comprehensive income	1.1	59.2	—	60.3
Balances at September 28, 2012	$(105.6)	$44.6	$(0.7)	$(61.7)

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at June 28, 2013	$(129.3)	$(52.7)	$(0.6)	$(182.6)
Other comprehensive income before reclassification	(1.1)	26.6	—	25.5
Amounts reclassified from accumulated other comprehensive income:
Reclassification adjustment of prior derivative settlement, net of tax	—	—	0.1	0.1
Prior service costs, net of tax (1)	(0.1)	—	—	(0.1)
Actuarial (gains) losses, net of tax (1)	2.4	—	—	2.4
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	0.1	—	0.1
Net current-period other comprehensive income	1.2	26.7	0.1	28.0
Balances at September 27, 2013	$(128.1)	$(26.0)	$(0.5)	$(154.6)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at December 30, 2011	$(108.8)	$(2.0)	$—	$(110.8)
Other comprehensive income before reclassification	0.1	46.2	(0.7)	45.6
Amounts reclassified from accumulated other comprehensive income:
Prior service costs, net of tax (1)	(1.3)	—	—	(1.3)
Actuarial (gains) losses, net of tax (1)	4.4	—	—	4.4
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	0.4	—	0.4
Net current-period other comprehensive income	3.2	46.6	(0.7)	49.1
Balances at September 28, 2012	$(105.6)	$44.6	$(0.7)	$(61.7)

(In millions)	Pension and Post-retirement Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at December 28, 2012	$(135.4)	$22.8	$(0.6)	$(113.2)
Other comprehensive income before reclassification	0.3	(48.4)	—	(48.1)
Amounts reclassified from accumulated other comprehensive income:
Reclassification adjustment of prior derivative settlement, net of tax	—	—	0.1	0.1
Prior service costs, net of tax (1)	(0.2)	—	—	(0.2)
Actuarial (gains) losses, net of tax (1)	7.2	—	—	7.2
Translation adjustment realized upon liquidation of foreign subsidiaries, net of tax (2)	—	(0.4)	—	(0.4)
Net current-period other comprehensive income	7.3	(48.8)	0.1	(41.4)
Balances at September 27, 2013	$(128.1)	$(26.0)	$(0.5)	$(154.6)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension costs, which were recorded in “Cost of revenues” and “General and administrative expenses” in our Condensed Consolidated Statements of Operations.  See Note 13, “Employee Retirement and Post-Retirement Benefit Plans,” for more information.

(2)	This accumulated other comprehensive income component is reclassified into “Cost of revenues” in our Condensed Consolidated Statements of Operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On March 15, 2012, URS Corporation, the parent company (“Parent”), and URS Fox US LP (“Fox LP”), a 100% owned subsidiary of the Parent, issued the Senior Notes.  See Note 10, “Indebtedness,” for more information.  The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) on a joint-and-several basis by each of the Parent’s current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are 100% owned domestic obligors or 100% owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.

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

Consistent with the arrangement between Parent and Fox LP, $300.4 million and $699.6 million of the Senior Notes are included in the liabilities of Parent and Fox LP, respectively, as of both September 27, 2013 and December 28, 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Restatement and Revisions of Previously Issued Condensed Consolidating Financial Information

Subsequent to initially filing the condensed consolidating financial information, immaterial errors described below were discovered, which impacted the previously presented condensed consolidating financial information.  These immaterial errors are referred to in the table below as Revision Adjustments.  The Revision Adjustments impacting the Condensed Consolidating Balance Sheet as of December 28, 2012 included:

•	An adjustment relating to intercompany receivables and intercompany payables.

•	Misclassifications of intercompany receivable/payable activities and misclassification of intercompany notes between short-term and long-term.

•	A misclassification of an elimination entry that should have been recorded within the non-guarantor column instead of the cross-elimination column.

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

In connection with the restatement described in Note 1, “Business, Basis of Presentation, and Accounting Policies,” above, we have restated the Condensed Consolidating Balance Sheet as of December 28, 2012.  The effect of these restatements, referred to below as Restatement Adjustments, was an increase to goodwill, deferred tax liabilities and URS stockholders’ equity.

The following table presents the effects of the Restatement Adjustments and Revision Adjustments on the Condensed Consolidating Balance Sheet as of December 28, 2012.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Restatement Adjustments
ASSETS
Investments in and advances to subsidiaries and unconsolidated joint ventures	$422.9	$—	$224.1	$—	$(647.0)	$—
Goodwill	$—	$—	$250.4	$224.1	$—	$474.5
Total assets	$422.9	$—	$474.5	$224.1	$(647.0)	$474.5

LIABILITIES AND EQUITY
Deferred tax liabilities	$—	$—	$51.6	$—	$—	$51.6
Total liabilities	$—	$—	$51.6	$—	$—	$51.6
URS stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total URS stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total liabilities and stockholders' equity	$422.9	$—	$474.5	$224.1	$(647.0)	$474.5

	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision Adjustments
ASSETS
Current assets:
Accounts receivable, including retentions	$—	$—	$0.1	$—	$(0.1)	$—
Net accounts receivable	$—	$—	$0.1	$—	$(0.1)	$—
Intercompany accounts receivable	$27.4	$—	$(315.8)	$(261.6)	$550.0	$—
Total current assets	$27.4	$—	$(315.7)	$(261.6)	$549.9	$—
Investments in and advances to subsidiaries and unconsolidated joint ventures	$0.1	$—	$0.2	$(16.7)	$16.4	$—
Intangible assets, net	$—	$—	$(0.2)	$0.2	$—	$—
Other long-term assets	$(0.1)	$—	$—	$(0.2)	$0.3	$—
Total assets	$27.4	$—	$(315.7)	$(278.3)	$566.6	$—
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and subcontractors payable, including retentions	$0.1	$—	$(0.1)	$—	$—	$—
Accrued salaries and employee benefits	$(0.1)	$—	$0.1	$—	$—	$—
Billings in excess of costs and accrued earnings on contracts	$—	$—	$(0.1)	$—	$0.1	$—
Intercompany accounts payable	$27.4	$—	$(315.7)	$(261.7)	$550.0	$—
Short-term intercompany notes payable	$—	$—	$—	$(577.6)	$577.6	$—
Other current liabilities	$0.1	$—	$(0.1)	$4.0	$(4.0)	$—
Total current liabilities	$27.5	$—	$(315.9)	$(835.3)	$1,123.7	$—
Deferred tax liabilities	$—	$—	$(0.1)	$0.1	$—	$—
Long-term intercompany notes payable	$—	$—	$—	$577.6	$(577.6)	$—
Other long-term liabilities	$(0.1)	$—	$0.1	$—	$—	$—
Total liabilities	$27.4	$—	$(315.9)	$(257.6)	$546.1	$—
URS stockholders' equity	$—	$—	$0.2	$(20.7)	$20.5	$—
Total URS stockholders' equity	$—	$—	$0.2	$(20.7)	$20.5	$—
Total stockholders' equity	$—	$—	$0.2	$(20.7)	$20.5	$—
Total liabilities and stockholders' equity	$27.4	$—	$(315.7)	$(278.3)	$566.6	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Restated
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5
Accounts receivable, including retentions	—	—	771.3	811.8	(28.3)	1,554.8
Costs and accrued earnings in excess of billings on contracts	—	—	876.9	515.7	(8.3)	1,384.3
Less receivable allowances	—	—	(29.1)	(40.6)	—	(69.7)
Net accounts receivable	—	—	1,619.1	1,286.9	(36.6)	2,869.4
Intercompany accounts receivable	1,793.2	22.4	3,933.1	1,269.0	(7,017.7)	—
Deferred tax assets	6.8	—	60.3	0.5	—	67.6
Inventory	—	—	5.5	56.0	—	61.5
Other current assets	38.2	—	65.5	111.3	(10.8)	204.2
Total current assets	1,852.6	22.4	5,699.8	3,009.1	(7,066.7)	3,517.2
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,823.5	20.7	2,036.3	242.2	(7,844.4)	278.3
Property and equipment at cost, net	26.9	—	159.7	500.9	—	687.5
Intangible assets, net	0.2	—	223.3	468.7	—	692.2
Goodwill	—	—	2,029.1	1,692.5	—	3,721.6
Other long-term assets	22.3	—	231.3	115.1	(4.5)	364.2
Total assets	$7,725.5	$43.1	$10,379.5	$6,028.5	$(14,915.6)	$9,261.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18.9	$—	$10.0	$42.9	$—	$71.8
Accounts payable and subcontractors payable, including retentions	4.2	—	382.7	454.8	(38.2)	803.5
Accrued salaries and employee benefits	41.0	—	362.7	155.1	—	558.8
Billings in excess of costs and accrued earnings on contracts	—	—	146.3	143.0	(0.2)	289.1
Intercompany accounts payable	3,165.7	14.7	2,793.4	1,043.9	(7,017.7)	—
Short-term intercompany notes payable	14.3	—	20.0	21.6	(55.9)	—
Other current liabilities	59.5	8.6	146.2	78.0	(14.5)	277.8
Total current liabilities	3,303.6	23.3	3,861.3	1,939.3	(7,126.5)	2,001.0
Long-term debt	952.2	699.6	16.9	323.8	—	1,992.5
Deferred tax liabilities	—	—	299.1	85.6	(4.8)	379.9
Self-insurance reserves	—	—	18.3	111.5	—	129.8
Pension and post-retirement benefit obligations	—	—	185.4	115.5	—	300.9
Long-term intercompany notes payable	—	—	561.7	1,265.4	(1,827.1)	—
Other long-term liabilities	2.8	—	197.1	71.1	—	271.0
Total liabilities	4,258.6	722.9	5,139.8	3,912.2	(8,958.4)	5,075.1
URS stockholders' equity	4,044.0	8.0	5,823.5	2,008.7	(7,840.2)	4,044.0
Intercompany notes receivable	(577.1)	(687.8)	(583.8)	(34.3)	1,883.0	—
Total URS stockholders' equity	3,466.9	(679.8)	5,239.7	1,974.4	(5,957.2)	4,044.0
Noncontrolling interests	—	—	—	141.9	—	141.9
Total stockholders' equity	3,466.9	(679.8)	5,239.7	2,116.3	(5,957.2)	4,185.9
Total liabilities and stockholders' equity	$7,725.5	$43.1	$10,379.5	$6,028.5	$(14,915.6)	$9,261.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following is our condensed consolidating financial information, segregating the issuers, guarantor subsidiaries and non-guarantor subsidiaries, as of September 27, 2013 and December 28, 2012, and for the three and nine months ended September 27, 2013 and September 28, 2012.

	CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED
	As of September 27, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$115.1	$—	$20.1	$220.3	$(41.3)	$314.2
Accounts receivable, including retentions	—	—	819.9	659.7	(14.8)	1,464.8
Costs and accrued earnings in excess of billings on contracts	—	—	823.6	644.1	(8.0)	1,459.7
Less receivable allowances	—	—	(29.2)	(33.9)	—	(63.1)
Net accounts receivable	—	—	1,614.3	1,269.9	(22.8)	2,861.4
Intercompany accounts receivable	783.2	16.7	2,822.8	588.4	(4,211.1)	—
Deferred tax assets	6.7	—	44.6	—	(4.8)	46.5
Inventory	—	—	0.5	53.2	—	53.7
Other current assets	45.7	—	71.4	111.6	(1.5)	227.2
Total current assets	950.7	16.7	4,573.7	2,243.4	(4,281.5)	3,503.0
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,996.2	43.9	1,965.5	205.0	(7,957.8)	252.8
Property and equipment at cost, net	29.5	—	158.9	442.7	—	631.1
Intangible assets, net	0.2	—	196.6	407.3	—	604.1
Goodwill	—	—	2,029.1	1,673.9	0.3	3,703.3
Other long-term assets	22.7	—	296.9	83.9	(7.5)	396.0
Total assets	$6,999.3	$60.6	$9,220.7	$5,056.2	$(12,246.5)	$9,090.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$44.0	$—	$9.6	$38.6	$—	$92.2
Accounts payable and subcontractors payable, including retentions	3.7	—	403.5	358.5	(68.2)	697.5
Accrued salaries and employee benefits	32.4	—	355.7	168.0	—	556.1
Billings in excess of costs and accrued earnings on contracts	—	—	118.8	106.3	—	225.1
Intercompany accounts payable	2,370.7	—	1,480.7	359.7	(4,211.1)	—
Short-term intercompany notes payable	14.3	—	20.5	21.6	(56.4)	—
Other current liabilities	68.5	17.9	124.0	61.8	(14.9)	257.3
Total current liabilities	2,533.6	17.9	2,512.8	1,114.5	(4,350.6)	1,828.2
Long-term debt	915.5	699.6	17.1	270.8	—	1,903.0
Deferred tax liabilities	—	—	329.5	76.8	(7.0)	399.3
Self-insurance reserves	—	—	9.4	122.6	—	132.0
Pension and post-retirement benefit obligations	—	—	169.0	109.5	—	278.5
Long-term intercompany notes payable	—	—	561.1	1,269.8	(1,830.9)	—
Other long-term liabilities	3.2	—	228.2	46.0	—	277.4
Total liabilities	3,452.3	717.5	3,827.1	3,010.0	(6,188.5)	4,818.4
URS stockholders' equity	4,123.5	16.5	5,996.2	1,932.6	(7,945.3)	4,123.5
Intercompany notes receivable	(576.5)	(673.4)	(602.6)	(34.8)	1,887.3	—
Total URS stockholders' equity	3,547.0	(656.9)	5,393.6	1,897.8	(6,058.0)	4,123.5
Noncontrolling interests	—	—	—	148.4	—	148.4
Total stockholders' equity	3,547.0	(656.9)	5,393.6	2,046.2	(6,058.0)	4,271.9
Total liabilities and stockholders' equity	$6,999.3	$60.6	$9,220.7	$5,056.2	$(12,246.5)	$9,090.3

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET - As Revised and Restated
	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5
Accounts receivable, including retentions	—	—	771.3	811.8	(28.3)	1,554.8
Costs and accrued earnings in excess of billings on contracts	—	—	876.9	515.7	(8.3)	1,384.3
Less receivable allowances	—	—	(29.1)	(40.6)	—	(69.7)
Net accounts receivable	—	—	1,619.1	1,286.9	(36.6)	2,869.4
Intercompany accounts receivable	1,793.2	22.4	3,933.1	1,269.0	(7,017.7)	—
Deferred tax assets	6.8	—	60.3	0.5	—	67.6
Inventory	—	—	5.5	56.0	—	61.5
Other current assets	38.2	—	65.5	111.3	(10.8)	204.2
Total current assets	1,852.6	22.4	5,699.8	3,009.1	(7,066.7)	3,517.2
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,823.5	20.7	2,036.3	242.2	(7,844.4)	278.3
Property and equipment at cost, net	26.9	—	159.7	500.9	—	687.5
Intangible assets, net	0.2	—	223.3	468.7	—	692.2
Goodwill	—	—	2,029.1	1,692.5	—	3,721.6
Other long-term assets	22.3	—	231.3	115.1	(4.5)	364.2
Total assets	$7,725.5	$43.1	$10,379.5	$6,028.5	$(14,915.6)	$9,261.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18.9	$—	$10.0	$42.9	$—	$71.8
Accounts payable and subcontractors payable, including retentions	4.2	—	382.7	454.8	(38.2)	803.5
Accrued salaries and employee benefits	41.0	—	362.7	155.1	—	558.8
Billings in excess of costs and accrued earnings on contracts	—	—	146.3	143.0	(0.2)	289.1
Intercompany accounts payable	3,165.7	14.7	2,793.4	1,043.9	(7,017.7)	—
Short-term intercompany notes payable	14.3	—	20.0	21.6	(55.9)	—
Other current liabilities	59.5	8.6	146.2	78.0	(14.5)	277.8
Total current liabilities	3,303.6	23.3	3,861.3	1,939.3	(7,126.5)	2,001.0
Long-term debt	952.2	699.6	16.9	323.8	—	1,992.5
Deferred tax liabilities	—	—	299.1	85.6	(4.8)	379.9
Self-insurance reserves	—	—	18.3	111.5	—	129.8
Pension and post-retirement benefit obligations	—	—	185.4	115.5	—	300.9
Long-term intercompany notes payable	—	—	561.7	1,265.4	(1,827.1)	—
Other long-term liabilities	2.8	—	197.1	71.1	—	271.0
Total liabilities	4,258.6	722.9	5,139.8	3,912.2	(8,958.4)	5,075.1
URS stockholders' equity	4,044.0	8.0	5,823.5	2,008.7	(7,840.2)	4,044.0
Intercompany notes receivable	(577.1)	(687.8)	(583.8)	(34.3)	1,883.0	—
Total URS stockholders' equity	3,466.9	(679.8)	5,239.7	1,974.4	(5,957.2)	4,044.0
Noncontrolling interests	—	—	—	141.9	—	141.9
Total stockholders' equity	3,466.9	(679.8)	5,239.7	2,116.3	(5,957.2)	4,185.9
Total liabilities and stockholders' equity	$7,725.5	$43.1	$10,379.5	$6,028.5	$(14,915.6)	$9,261.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Three Months Ended September 27, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,634.8	$1,185.1	$(84.4)	$2,735.5
Cost of revenues	—	—	(1,532.1)	(1,111.3)	84.4	(2,559.0)
General and administrative expenses	(15.4)	—	—	1.1	—	(14.3)
Equity in income (loss) in subsidiaries	77.5	7.7	46.2	(5.5)	(125.9)	—
Equity in income of unconsolidated joint ventures	—	—	0.8	16.3	—	17.1
Intercompany royalty and general and administrative charges	39.3	—	(35.1)	(4.2)	—	—
Operating income (loss)	101.4	7.7	114.6	81.5	(125.9)	179.3
Interest expense	(8.5)	(9.7)	(0.2)	(4.8)	—	(23.2)
Intercompany interest income	2.5	1.0	9.2	0.4	(13.1)	—
Intercompany interest expense	(0.3)	—	(2.7)	(10.1)	13.1	—
Other income (expenses)	—	—	—	1.6	—	1.6
Income (loss) before income taxes	95.1	(1.0)	120.9	68.6	(125.9)	157.7
Income tax benefit (expense)	(6.3)	3.2	(43.4)	4.2	—	(42.3)
Net income (loss) including noncontrolling interests	88.8	2.2	77.5	72.8	(125.9)	115.4
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(26.6)	—	(26.6)
Net income (loss) attributable to URS	$88.8	$2.2	$77.5	$46.2	$(125.9)	$88.8
Comprehensive income (loss) attributable to URS	$116.8	$2.2	$107.1	$71.9	$(181.2)	$116.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Three Months Ended September 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,680.8	$1,354.7	$(87.9)	$2,947.6
Cost of revenues	—	—	(1,561.4)	(1,279.8)	87.9	(2,753.3)
General and administrative expenses	(22.8)	—	—	0.2	—	(22.6)
Acquisition-related expenses	0.8	—	—	—	—	0.8
Equity in income (loss) in subsidiaries	109.2	8.5	72.3	3.6	(193.6)	—
Equity in income of unconsolidated joint ventures	—	—	10.6	20.5	—	31.1
Intercompany royalty and general and administrative charges	35.4	—	(32.9)	(2.5)	—	—
Operating income (loss)	122.6	8.5	169.4	96.7	(193.6)	203.6
Interest expense	(21.7)	4.7	0.1	(3.6)	—	(20.5)
Intercompany interest income	2.5	1.1	8.4	(0.2)	(11.8)	—
Intercompany interest expense	(0.3)	—	(2.2)	(9.3)	11.8	—
Other income (expenses)	—	—	—	10.8	—	10.8
Income (loss) before income taxes	103.1	14.3	175.7	94.4	(193.6)	193.9
Income tax benefit (expense)	3.6	(2.2)	(66.5)	(1.0)	—	(66.1)
Net income (loss) including noncontrolling interests	106.7	12.1	109.2	93.4	(193.6)	127.8
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(21.1)	—	(21.1)
Net income (loss) attributable to URS	$106.7	$12.1	$109.2	$72.3	$(193.6)	$106.7
Comprehensive income (loss) attributable to URS	$167.0	$12.1	$171.8	$141.4	$(325.3)	$167.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Nine Months Ended September 27, 2013
(In millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$4,961.8	$3,620.2	$(252.0)	$8,330.0
Cost of revenues	—	—	(4,616.9)	(3,487.0)	252.0	(7,851.9)
General and administrative expense	(61.4)	—	—	1.5	—	(59.9)
Equity in income (loss) in subsidiaries	209.7	23.1	55.2	(14.8)	(273.2)	—
Equity in income of unconsolidated joint ventures	—	—	5.5	53.6	—	59.1
Intercompany royalty and general and administrative charges	108.0	—	(93.8)	(14.2)	—	—
Operating income (loss)	256.3	23.1	311.8	159.3	(273.2)	477.3
Interest expense	(24.4)	(26.4)	(0.6)	(14.4)	—	(65.8)
Intercompany interest income	7.4	2.8	27.1	1.1	(38.4)	—
Intercompany interest expense	(0.8)	—	(7.7)	(29.9)	38.4	—
Other income (expense)	—	—	—	(4.2)	—	(4.2)
Income (loss) before income taxes	238.5	(0.5)	330.6	111.9	(273.2)	407.3
Income tax benefit (expense)	(10.5)	8.8	(120.9)	(0.8)	—	(123.4)
Net income (loss) including noncontrolling interests	228.0	8.3	209.7	111.1	(273.2)	283.9
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(55.9)	—	(55.9)
Net income (loss) attributable to URS	$228.0	$8.3	$209.7	$55.2	$(273.2)	$228.0
Comprehensive income (loss) attributable to URS	$186.6	$8.3	$173.7	$5.2	$(187.2)	$186.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Nine Months Ended September 28, 2012
(In millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,124.0	$3,170.7	$(294.9)	$7,999.8
Cost of revenues	—	—	(4,770.9)	(3,008.0)	294.9	(7,484.0)
General and administrative expense	(61.3)	—	—	(0.7)	—	(62.0)
Acquisition-related expense	(7.4)	—	—	(8.7)	—	(16.1)
Equity in income (loss) in subsidiaries	240.4	12.9	103.4	1.0	(357.7)	—
Equity in income of unconsolidated joint ventures	—	—	17.0	59.8	—	76.8
Intercompany royalty and general and administrative charges	108.5	—	(98.9)	(9.6)	—	—
Operating income (loss)	280.2	12.9	374.6	204.5	(357.7)	514.5
Interest expense	(44.1)	—	(0.4)	(6.5)	—	(51.0)
Intercompany interest income	5.1	1.6	12.9	1.6	(21.2)	—
Intercompany interest expense	(1.1)	—	(4.6)	(15.5)	21.2	—
Other income (expense)	(0.3)	—	—	4.4	—	4.1
Income (loss) before income taxes	239.8	14.5	382.5	188.5	(357.7)	467.6
Income tax benefit (expense)	0.2	(0.6)	(142.1)	(12.7)	—	(155.2)
Net income (loss) including noncontrolling interests	240.0	13.9	240.4	175.8	(357.7)	312.4
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(72.4)	—	(72.4)
Net income (loss) attributable to URS	$240.0	$13.9	$240.4	$103.4	$(357.7)	$240.0
Comprehensive income (loss) attributable to URS	$289.1	$13.9	$294.4	$163.9	$(472.2)	$289.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
	For the Nine Months Ended September 27, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$(75.6)	$(6.3)	$379.7	$101.8	$(41.3)	$358.3
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	1.4	31.2	—	32.6
Investments in unconsolidated joint ventures	—	—	(0.1)	—	—	(0.1)
Changes in restricted cash	—	—	—	4.6	—	4.6
Capital expenditures, less equipment purchased through capital leases and equipment notes	(6.2)	—	(23.3)	(38.7)	—	(68.2)
Receipts from intercompany notes receivable	—	15.3	—	—	(15.3)	—
Other intercompany investing activities	549.4	(9.0)	676.7	369.6	(1,586.7)	—
Net cash from investing activities	543.2	6.3	654.7	366.7	(1,602.0)	(31.1)
Cash flows from financing activities:
Payments on long-term debt	—	—	(3.3)	(0.3)	—	(3.6)
Borrowings from revolving line of credit	871.0	—	—	58.4	—	929.4
Payments on revolving line of credit	(871.0)	—	—	(116.2)	—	(987.2)
Net borrowings (payments) under foreign lines of credit and short-term notes	(16.1)	—	(0.1)	(4.9)	—	(21.1)
Net change in overdrafts	—	—	(50.7)	(6.0)	1.6	(55.1)
Payments on capital lease obligations	(0.6)	—	(3.5)	(9.8)	—	(13.9)
Excess tax benefits from stock-based compensation	1.6	—	—	—	—	1.6
Proceeds from employee stock purchases and exercises of stock options	14.6	—	—	—	—	14.6
Distributions to noncontrolling interests	—	—	—	(49.2)	—	(49.2)
Dividends paid	(46.8)	—	—	—	—	(46.8)
Repurchases of common stock	(93.3)	—	—	—	—	(93.3)
Intercompany notes repayments	—	—	—	(15.3)	15.3	—
Other intercompany financing activities	(226.3)	—	(973.0)	(387.4)	1,586.7	—
Net cash from financing activities	(366.9)	—	(1,030.6)	(530.7)	1,603.6	(324.6)
Net change in cash and cash equivalents	100.7	—	3.8	(62.2)	(39.7)	2.6
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2.9)	—	(2.9)
Cash and cash equivalents at beginning of period	14.4	—	16.3	285.4	(1.6)	314.5
Cash and cash equivalents at end of period	$115.1	$—	$20.1	$220.3	$(41.3)	$314.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
	For the Nine Months Ended September 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$51.7	$(0.6)	$55.4	$165.1	$27.5	$299.1
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	—	(1,345.7)	—	(1,345.7)
Proceeds from disposal of property and equipment	—	—	1.4	15.8	—	17.2
Payments in settlement of foreign currency forward contracts	(1,260.6)	—	—	—	—	(1,260.6)
Receipts in settlement of foreign currency forward contracts	1,260.3	—	—	—	—	1,260.3
Investments in unconsolidated joint ventures	—	—	(4.3)	(1.1)	—	(5.4)
Changes in restricted cash	—	—	—	3.8	—	3.8
Capital expenditures, less equipment purchased through capital leases and equipment notes	(8.4)	—	(30.0)	(63.4)	—	(101.8)
Dividends received	—	—	0.1	—	(0.1)	—
Investments in intercompany notes receivable	(555.0)	(800.0)	(555.0)	—	1,910.0	—
Receipts from intercompany notes receivable	97.8	—	—	30.0	(127.8)	—
Other intercompany investing activities	(670.3)	0.6	73.0	171.3	425.4	—
Net cash from investing activities	(1,136.2)	(799.4)	(514.8)	(1,189.3)	2,207.5	(1,432.2)
Cash flows from financing activities:
Borrowings from long-term debt	198.9	800.0	—	—	—	998.9
Payments on long-term debt	—	—	(4.3)	(0.1)	—	(4.4)
Borrowings from revolving line of credit	560.0	—	—	—	—	560.0
Payments on revolving line of credit	(433.6)	—	—	—	—	(433.6)
Net payments under foreign lines of credit and short-term notes	(0.6)	—	(0.1)	(12.0)	—	(12.7)
Net change in overdrafts	75.7	—	(0.7)	4.8	(75.7)	4.1
Payments on capital lease obligations	(0.6)	—	(3.7)	(5.8)	—	(10.1)
Payments of debt issuance costs	(8.8)	—	—	—	—	(8.8)
Proceeds from employee stock purchases and exercises of stock options	7.7	—	—	—	—	7.7
Distributions to noncontrolling interests	—	—	—	(51.9)	—	(51.9)
Contributions and advances from noncontrolling interests	—	—	0.1	2.2	—	2.3
Dividends paid	(29.8)	—	—	(0.1)	0.1	(29.8)
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Intercompany notes borrowings	—	—	555.0	1,355.0	(1,910.0)	—
Intercompany notes repayments	(30.0)	—	—	(97.8)	127.8	—
Other intercompany financing activities	743.4	—	(95.1)	(222.9)	(425.4)	—
Net cash from financing activities	1,042.3	800.0	451.2	971.4	(2,283.2)	981.7
Net change in cash and cash equivalents	(42.2)	—	(8.2)	(52.8)	(48.2)	(151.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.6	—	4.6
Cash and cash equivalents at beginning of period	193.8	—	24.4	294.5	(76.7)	436.0
Cash and cash equivalents at end of period	$151.6	$—	$16.2	$246.3	$(124.9)	$289.2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 88; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and our Annual Report on Form 10-K for the fiscal year ended December 28, 2012; however, on November 5, 2013, we disclosed that our previously issued financial statements for the years ended December 30, 2011 and December 28, 2012, and for the three months ended March 30, 2012, June 29, 2012, September 28 2012, March 29, 2013 and June 28, 2013 should no longer be relied upon.  Accordingly, as soon as practicable, we expect to amend our Form 10-K for the fiscal year ended December 28, 2012, our Form 10-Q for the three months ended March 29, 2013, and our Form 10-Q for the three and six months ended June 28, 2013 for the effects of an error in 2011 as described in Note 1, “Business, Basis of Presentation, and Accounting Policies,” to our condensed consolidated financial statements included under Part 1 – Item 1 of this report.

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

Our strategy is to maintain a balanced portfolio of diversified businesses that serve a variety of markets worldwide.  We believe that this strategy helps to mitigate our exposure to industrial, technological, environmental, financial, economic and political risks that may affect a particular market or geographic region.  Our growth strategy involves both organic growth as well as add-on acquisitions to complement our technical capabilities or enable us to serve new geographic regions.

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

Market Sectors

The table below summarizes the primary market sectors served by our four divisions for the three and nine months ended September 27, 2013.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended September 27, 2013

Consolidated revenues for the three months ended September 27, 2013 were $2.7 billion, a decrease of $212.1 million, or 7.2%, compared to revenues for the three months ended September 28, 2012.  The decrease primarily reflects a decline in revenues in the federal sector, resulting from the overall funding decreases on existing contracts and the delays in the award of new projects.  We also experienced a decline in work in the power market sector.  These declines were partially offset by increased activity in the infrastructure and industrial market sectors, while the oil and gas market sector revenues declined slightly compared to the same period last year.

Net income attributable to URS was $88.8 million for the three months ended September 27, 2013 compared with net income of $106.7 million for the three months ended September 28, 2012, a decrease of 16.8%.  In addition to factors impacting revenues, the decrease in net income in the third quarter of 2013 was primarily due to the ongoing effects of severe weather conditions in Western Canada, which resulted in project disruptions at job sites, and higher severance costs in the current year.  Net income also declined due to the completion of power projects that recognized target cost savings in the prior year.  These decreases were partially offset by a reduction in the effective income tax rate.

Cash Flows

For the nine months ended September 27, 2013, we generated $358.3 million in net cash from operations.  Cash flows from operations increased by $59.2 million for the nine months ended September 27, 2013 compared with the same period in 2012.  This increase was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, partially offset by the timing of accounts payable, accrued salaries and employee benefits and other current liabilities, timing of payments on project-related expenses, and project incentive awards that were recognized but were not then billable.

In addition, we had cash outflows of $93.3 million related to repurchases of our common stock and $46.8 million of cash dividends for the nine months ended September 27, 2013.

Book of Business

As of September 27, 2013 and December 28, 2012, our total book of business was $23.3 billion and $24.9 billion, respectively.  Please see Book of Business on page 58 for more information.

Business Trends

It is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 88.  Government budget deficits and debt burdens, federal sequestration, the U.S. federal government shutdown in October 2013 and the threat of a similar shutdown if a budget is not passed before the temporary funding measure passed by Congress expires in February 2014, slow economic growth, and efforts made to address any of these issues could negatively affect our business.  In particular, federal expenditures have been and are expected to continue to be adversely affected due to the October 2013 federal government shutdown, and other federal budget issues, such as sequestration resulting from the Budget Control Act of 2011, which may impose increasing budget cuts over the next several years that would impact our work for the Department of Defense (“DOD”) and other federal agencies.  Any significant reduction in federal government spending could reduce the demand for our overall services, and result in the cancellation or delay of existing projects, as well as potential projects in our book of business.

Federal Market Sector

Due to U.S. federal budget cuts, the federal government shutdown in October 2013, and continuing budget uncertainty, we expect to continue experiencing delays in procurement decisions, project cancellations and reductions in spending on some existing contracts.  If the U.S. Congress fails to pass a budget that reverses or reallocates the cuts resulting from sequestration, the Budget Control Act of 2011 will continue to impose increasing automatic federal budget cuts over the next several years.  These budget cuts have resulted in reduced funding for some of the work we perform on behalf of the DOD, the DOE and other federal agencies.  Despite these budget challenges, we anticipate stable funding for some of the specialized technical services we provide to federal government agencies in support of programs that are vital to national security or mandated by law.  This includes support of unmanned aerial vehicles, electronic warfare, threat reduction and cyber-security programs.

In addition, we have achieved early completion milestones on several projects to manage the destruction of chemical weapons stockpiles and have transitioned to the closure phase of these projects.  As we approach the end of the contract life cycle at these chemical demilitarization facilities, we expect to continue generating revenues and operating income over the next several years, but in declining amounts as the projects approach final completion.

Infrastructure Market Sector

As a result of increased tax revenues and improved budgets, many states are moving forward with additional funding for infrastructure improvement programs.  Some states also have instituted alternative funding mechanisms, such as dedicated tax measures, user fees and public-private partnerships, to finance infrastructure projects.  Additionally, the passage of the two-year, $105 billion federal transportation funding bill, Moving Ahead for Progress in the 21st Century (“MAP-21”) in 2012, will continue to provide states and municipalities with stable funding for some highway and transit projects.  The legislation also includes $750 million in credit assistance under the Transportation Infrastructure Finance and Innovation Act (“TIFIA”).  Major components of both MAP-21 and TIFIA are not subject to funding cuts through sequestration.

Oil & Gas Market Sector

During the second quarter of the 2012 fiscal year, we acquired Flint, a provider of construction and maintenance services to clients in the North American oil and gas industry.  The acquisition significantly expanded our presence in the oil and gas market sector, which is creating new opportunities for our business in 2013.  We expect that increases in capital spending to develop North American onshore oil and gas resources could lead to increased demand for the engineering, construction, and operations and maintenance services we provide, as a result of the acquisition, to clients in this sector.  At the same time, while the price of oil remains at relatively high levels, the low price of natural gas has resulted, and could continue to result, in decreased spending to develop these resources.  In addition, ongoing delays in the construction of new pipelines for transporting crude oil from the Canadian oil sands to refining markets could slow spending to develop these resources.

Power Market Sector

We expect that stagnant demand for power and lower plant utilization rates will continue to limit spending for new fossil and nuclear plants.  In addition, the shift from the development of coal-fired power generating facilities to natural gas, and challenges to new emission control regulations, have resulted, and could continue to result, in lower demand for the air quality control services we provide to utilities.  By contrast, we could benefit from new investments being made in transmission and distribution systems to improve the efficiency and reliability of these systems and accommodate the transmission of electricity from alternative and renewable energy sources.  In addition, following events at the Fukushima nuclear power plant in Japan, the Nuclear Regulatory Commission issued new safety requirements to strengthen containment structures and to improve on-site flood control and seismic safety plans, which could result in increased demand for the engineering, procurement and construction services we provide.

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

Seasonality

We experience seasonal trends in our business in connection with federal holidays, such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and New Year’s Day.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of the year, winter weather sometimes results in intermittent office closures and work interruptions.  In our Oil & Gas Division, winter weather enables increased access to remote work areas in Western Canada, while spring road bans limit access to work in areas of Canada and the Northern U.S.

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contract opportunities, particularly among clients in the federal, power and infrastructure sectors.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  Also, our government clients are increasingly using indefinite delivery contracts (“IDCs”) that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award contracts we receive are tending to include fewer base years and more option years.  These trends change the relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

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

Option Years.  Our option years represent the monetary value of option periods under existing contracts in backlog, which are exercisable at the option of our clients without requiring us to go through an additional competitive bidding process and would be canceled only if a client decided to end the project (a termination for convenience) or through a termination for default.  Option years are in addition to the “base periods” of these contracts.  Option years for these contracts can vary from one to five years.

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

As of September 27, 2013 and December 28, 2012, our total book of business was $23.3 billion and $24.9 billion, respectively.  The following tables summarize, by division and market sector, our book of business as of those dates:

(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Total
As of September 27, 2013
Backlog	$3,018.1	$2,664.5	$5,425.0	$523.6	$11,631.2
Option years	154.1	1,926.7	1,802.4	—	3,883.2
Indefinite delivery contracts	3,252.8	3,261.7	236.0	990.6	7,741.1
Total book of business	$6,425.0	$7,852.9	$7,463.4	$1,514.2	$23,255.5

As of December 28, 2012
Backlog	$3,028.4	$3,476.9	$5,947.1	$823.8	$13,276.2
Option years	197.3	2,728.1	2,056.8	—	4,982.2
Indefinite delivery contracts	2,572.4	3,238.7	236.0	611.7	6,658.8
Total book of business	$5,798.1	$9,443.7	$8,239.9	$1,435.5	$24,917.2

	September 27,	December 28,
(In millions)	2013	2012
Backlog by market sector:
Federal	$5,181.3	$6,546.5
Infrastructure	2,874.4	2,957.6
Oil & Gas	1,170.3	1,461.3
Power	1,289.9	1,416.1
Industrial	1,115.3	894.7
Total backlog	$11,631.2	$13,276.2

CONSOLIDATED REVENUES BY MARKET SECTOR

The Three Months Ended September 27, 2013 Compared with the Three Months Ended September 28, 2012

	Three Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$921.2	$1,101.2	$(180.0)	(16.3%)
Infrastructure	489.1	463.9	25.2	5.4%
Oil & Gas	801.9	827.9	(26.0)	(3.1%)
Power	248.4	290.7	(42.3)	(14.6%)
Industrial	274.9	263.9	11.0	4.2%
Total revenues, net of eliminations	$2,735.5	$2,947.6	$(212.1)	(7.2%)

Our consolidated revenues for the three months ended September 27, 2013 were $2.7 billion, a decrease of $212.1 million, or 7.2%, compared with the three months ended September 28, 2012.

See the discussion of revenues by market sector below for more detail.

Federal

	Three Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$137.8	$145.4	$(7.6)	(5.2%)
Federal Services	538.5	682.6	(144.1)	(21.1%)
Energy & Construction	244.9	273.2	(28.3)	(10.4%)
Federal total	$921.2	$1,101.2	$(180.0)	(16.3%)

Consolidated revenues from our federal market sector for the three months ended September 27, 2013 declined compared with the three months ended September 28, 2012.  During the quarter, revenues declined from the services we provide to federal government agencies in the U.S. as a result of overall federal funding decreases on existing contracts and delays in the award of new projects arising from the ongoing federal budget debate and sequestration.  In addition, reduced staff workweeks within government agencies we support resulted in decreased activity among some of our federal clients.

As a result, revenues declined from the engineering, facility construction, systems engineering, technical assistance, and operations and maintenance services we provide to the DOD, as we experienced lower funding levels and reduced staffing on some projects.  Revenues also declined from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities in the U.S., due to lower activity at several facilities that have transitioned from the operations phase of these projects to the closure phase.

Our work providing nuclear management services to the DOE was also affected by lower funding and budget sequestration, resulting in decreased activity at the DOE sites we manage.

By contrast, revenues grew from our work for the Department of Homeland Security, reflecting sustained demand for the border monitoring, and disaster assistance and response services we provide to the agency.

Infrastructure

	Three Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$414.8	$395.8	$19.0	4.8%
Energy & Construction	74.3	68.1	6.2	9.1%
Infrastructure total	$489.1	$463.9	$25.2	5.4%

Consolidated revenues from our infrastructure market sector for the three months ended September 27, 2013 increased compared with the three months ended September 28, 2012.  During the quarter, revenues increased from the planning, design, engineering, and program and construction management services we provide for the development of surface and air transportation infrastructure, and water storage, conveyance and treatment systems.  We also benefited from sustained demand for the services we provide to expand and modernize mass transit and rail transportation systems.  In addition, we experienced high levels of activity on a project to construct a dam in Illinois and on a streetcar line construction project in Atlanta.  By contrast, revenues declined from our work modernizing and expanding educational facilities due to the completion of assignments that have not been replaced by similar projects.

Oil & Gas

	Three Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Oil & Gas Market Sector:
Infrastructure & Environment	$139.2	$138.7	$0.5	0.4%
Energy & Construction	136.4	97.0	39.4	40.6%
Oil & Gas	526.3	592.2	(65.9)	(11.1%)
Oil & Gas total	$801.9	$827.9	$(26.0)	(3.1%)

Consolidated revenues from our oil & gas market sector for the three months ended September 27, 2013 decreased compared with the three months ended September 28, 2012.  The decrease in revenues was primarily due to a decline in our work supporting natural gas-related drilling activities, as a result of the continued low price of natural gas.  In addition, atypically wet weather conditions in Western Canada resulted in uncommonly long road bans, which limited access to project sites and resulted in project delays.  We also experienced a decline in revenues from facility construction projects in the Canadian oil sands, due to the completion of two projects that have not been replaced by similar assignments.  Notwithstanding this general decline in spending to develop natural gas resources, the decrease in revenues in the oil and gas market was offset in part by revenues from projects involving the construction of natural gas production facilities in West Virginia.  In addition, we also benefited from sustained demand for the environmental and engineering services we provide to multinational oil and gas clients worldwide through long-term MSAs.

Power

	Three Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$63.3	$50.3	$13.0	25.8%
Energy & Construction	185.1	240.4	(55.3)	(23.0%)
Power total	$248.4	$290.7	$(42.3)	(14.6%)

Consolidated revenues from our power market sector for the three months ended September 27, 2013 decreased compared with the three months ended September 28, 2012.  During the quarter, revenues decreased from projects involving the retrofit of coal-fired power plants with air quality control systems as a result of the completion of assignments that experienced high levels of activity in the comparable period in 2012, as well as delays and suspensions of ongoing projects, resulting from regulatory uncertainty and stagnant demand for electricity.  The decline in our air quality control work was partially offset by the start-up of a new emissions control project.  Revenues also declined from projects involving the replacement of major components at nuclear power plants, due largely to the completion of two major assignments that have not been replaced by comparable projects.  By contrast, we benefited from steady demand for the services we provide to expand and modernize transmission and distribution systems to improve the efficiency and reliability of these systems and accommodate the development of renewable energy sources.  In addition, revenues increased from the environmental remediation services we provide for the decommissioning and closure of facilities that are no longer in operation.

Industrial

	Three Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$147.9	$170.5	$(22.6)	(13.3%)
Energy & Construction	127.0	93.4	33.6	36.0%
Industrial total	$274.9	$263.9	$11.0	4.2%

Consolidated revenues from our industrial market sector for the three months ended September 27, 2013 increased compared with the three months ended September 28, 2012.  The growth in revenues during the quarter was primarily due to increased activity on a project to construct a chemical production facility in Tennessee.  By contrast, revenues declined from our work for mining clients, compared to the third quarter of last year, primarily due to the wind down of a contract to operate a phosphate mine in Canada and the completion of a large mining project in Australia that experienced high levels of activity in the comparable period in 2012.  We also experienced a decrease in revenues from the facilities management services we provide to manufacturing clients, due largely to the timing of assignments on ongoing contracts.

CONSOLIDATED RESULTS

The Three Months Ended September 27, 2013 Compared with the Three Months Ended September 28, 2012

	Three Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages and per share amounts)	2013	2012	(Decrease)	(Decrease)

Revenues	$2,735.5	$2,947.6	$(212.1)	(7.2%)
Cost of revenues	(2,559.0)	(2,753.3)	(194.3)	(7.1%)
General and administrative expenses	(14.3)	(22.6)	(8.3)	(36.7%)
Acquisition-related expenses	—	0.8	(0.8)	N/M
Equity in income of unconsolidated joint ventures	17.1	31.1	(14.0)	(45.0%)
Operating income (loss)	179.3	203.6	(24.3)	(11.9%)
Interest expense	(23.2)	(20.5)	2.7	13.2%
Other income (expenses)	1.6	10.8	(9.2)	(85.2%)
Income (loss) before income taxes	157.7	193.9	(36.2)	(18.7%)
Income tax benefit (expense)	(42.3)	(66.1)	(23.8)	(36.0%)
Net income (loss) including noncontrolling interests	115.4	127.8	(12.4)	(9.7%)
Noncontrolling interests in income of consolidated subsidiaries	(26.6)	(21.1)	5.5	26.1%
Net income (loss) attributable to URS	$88.8	$106.7	$(17.9)	(16.8%)

Diluted earnings per share	$1.20	$1.43	$(0.23)	(16.1%)

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Eliminations	Total
Three months ended

September 27, 2013	$922.3	$538.9	$775.5	$532.6	$(33.8)	$2,735.5
September 28, 2012	920.7	682.8	781.5	592.2	(29.6)	2,947.6
Increase (decrease)	1.6	(143.9)	(6.0)	(59.6)	4.2	(212.1)
Percentage increase (decrease)	0.2%	(21.1%)	(0.8%)	(10.1%)	14.2%	(7.2%)

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues were essentially flat for the three months ended September 27, 2013 compared to the three months ended September 28, 2012.  During the quarter, revenues increased from planning, design, engineering, and program and construction management services for the development of surface, air, and rail transportation infrastructure, as well as from the environmental remediation services we provide to power clients for the decommissioning and closure of facilities that are no longer in operation.  We also benefited from ongoing demand for the program management services we provide, as part of the continuing recovery and rebuilding efforts following Superstorm Sandy.  These increases were offset by lower revenues from our work providing program management services to education and mining clients, in addition to engineering and construction services to the DOD, as a result of federal funding decreases and delays in the award of new contracts.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased for the three months ended September 27, 2013 compared to the three months ended September 28, 2012.  During the quarter, we recognized lower revenues associated with our chemical agent demilitarization programs.  This decline reflects the transition at several facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.  Additionally, the decrease was attributable to delayed awards on new and existing programs caused by delays in finalizing the DOD’s budget.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues were essentially flat for the three months ended September 27, 2013 compared with the three months ended September 28, 2012.  During the quarter, revenues declined due to the timing of maintenance outage work at nuclear power plants and the termination of work on a refinery project.  We also were adversely affected by delays and suspensions of current air quality control projects, partially offset by the start-up of a new project.  In addition, the completion of work funded by the American Recovery and Reinvestment Act (“ARRA”) resulted in lower revenues from our work providing nuclear management services to the DOE.  These decreases were mostly offset by higher revenues from projects involving the construction of natural gas production facilities and a chemical production facility.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues decreased for the three months ended September 27, 2013 compared with the three months ended September 28, 2012.  Our Oil & Gas Division’s revenues are derived from the services we provide to the North American oil and gas industry.  This includes oilfield services, such as rig transportation and fluid hauling; oil and gas production services, such as mechanical, electrical and instrumentation services; facility and pipeline construction; module fabrication; and maintenance services.  During the quarter, revenues continued to be adversely affected by unusually wet weather conditions in Western Canada that disrupted activities at project sites.  Additionally, the decrease in revenues was impacted by lower natural gas-related drilling activities for our clients caused by continued low prices.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Eliminations	Total
Three months ended

September 27, 2013	$(862.1)	$(482.7)	$(735.7)	$(512.3)	$33.8	$(2,559.0)
September 28, 2012	(856.9)	(619.5)	(741.0)	(565.5)	29.6	(2,753.3)
Increase (decrease)	5.2	(136.8)	(5.3)	(53.2)	4.2	(194.3)
Percentage increase (decrease)	0.6%	(22.1%)	(0.7%)	(9.4%)	14.2%	(7.1%)

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the three months ended September 27, 2013 decreased compared with the three months ended September 28, 2012.  Because our revenues are primarily project-based, the factors that generally caused revenues to decrease also drove a corresponding decrease in our cost of revenues.

Consolidated cost of revenues as a percent of revenues increased from 93.4% for the three months ended September 28, 2012 to 93.5% for the three months ended September 27, 2013.  See “Operating Income (Loss)” for further discussion.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the three months ended September 27, 2013 decreased by $8.3 million or 36.7% compared with the three months ended September 28, 2012.  The decrease in G&A expenses was due primarily to reductions in employee-related expenses of $6.4 million and legal expenses of $1.4 million, partially offset by increases in auditing and accounting services resulting from the ongoing registration of the Senior Notes of $0.6 million.  Consolidated G&A expenses as a percent of revenues were 0.5% for the three months ended September 27, 2013 compared to 0.8% for the three months ended September 28, 2012.

Acquisition-related Expenses

Our consolidated acquisition-related expenses generally included legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.  For the three months ended September 28, 2012, we recorded an adjustment of $0.8 million to reduce the amount previously recorded for our acquisition of Flint. We did not incur any acquisition-related expenses for the three months ended September 27, 2013.

Equity in Income (Loss) of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Total
Three months ended

September 27, 2013	$(0.9)	$1.4	$17.6	$(1.0)	$17.1
September 28, 2012	3.3	1.5	24.1	2.2	31.1
Increase (decrease)	(4.2)	(0.1)	(6.5)	(3.2)	(14.0)
Percentage increase (decrease)	(127.3%)	(6.7%)	(27.0%)	(145.5%)	(45.0%)

Our consolidated equity in income of unconsolidated joint ventures for the three months ended September 27, 2013 decreased by $14.0 million or 45.0% compared with the three months ended September 28, 2012.  The decrease was primarily attributable to a $5.5 million decrease in earnings from a light rail construction project nearing completion in 2013. Additionally, lower turnaround maintenance activity and lower target cost savings on a DOE decontamination and demolition facility reduced equity in income in comparison to prior year.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Corporate	Total
Three months ended

September 27, 2013	$59.3	$57.6	$57.4	$19.3	$(14.3)	$179.3
September 28, 2012	67.1	64.8	64.6	28.9	(21.8)	203.6
Increase (decrease)	(7.8)	(7.2)	(7.2)	(9.6)	(7.5)	(24.3)
Percentage increase (decrease)	(11.6%)	(11.1%)	(11.1%)	(33.2%)	(34.4%)	(11.9%)

Operating income decreased $24.3 million for the three months ended September 27, 2013 compared to the comparable period in the prior year.  As a percentage of revenues, operating income for the three months ended September 27, 2013 was 6.6% compared to 6.9% for the three months ended September 28, 2012.  The decrease in operating income as a percentage of revenues was primarily due to severe weather conditions in Western Canada, which resulted in disruptions at job sites, fewer billable costs charged by our employees and the completion of power projects that recognized target cost savings and lowered benefit costs in the comparable period of 2012.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income decreased $7.8 million for the three months ended September 27, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 6.4% for the three months ended September 27, 2013 compared to 7.3% for the three months ended September 28, 2012.  The decrease in operating income and operating income as a percent of revenues was due to higher severance costs in 2013 compared to the same period in 2012, which also caused overhead costs as a percentage of revenues to increase from 29.8% for the three months ended September 28, 2012 to 31.2% for the three months ended September 27, 2013.

The Federal Services Division’s Operating Income

Operating income decreased $7.2 million for the three months ended September 27, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 10.7% for the three months ended September 27, 2013 compared to 9.5% for the three months ended September 28, 2012.  The decrease in operating income was primarily due to lower incentive fees recognized on several chemical demilitarization facilities as a result of the transition at these facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.  Additionally, the decrease in operating income is a result of lower task order volume and delayed awards, projects generating lower margins caused by an increasingly competitive pricing environment that favors low-price-technically-acceptable award criteria.  Lower overhead expenses contributed to the increase in operating income as a percentage of revenues.

The Energy & Construction Division’s Operating Income

Operating income decreased $7.2 million for the three months ended September 27, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 7.4% for the three months ended September 27, 2013 compared to 8.3% for the three months ended September 28, 2012.  The decrease in operating income and operating income as a percentage of revenues was primarily due to a $16.1 million decline in earnings following the substantial completion and deceleration of two large power projects, both of which recognized significant target cost savings in the prior year, decreased earnings of $5.5 million on projects accounted for as equity in income of unconsolidated joint ventures, as described above, and a $5.6 million decrease in earnings at a DOE nuclear cleanup project completed in 2012.  These decreases were partially offset by increased earnings of $6.4 million from a DOE decontamination and demolition facility based on achievement of performance-based incentives, $6.5 million due to the initial profit recognition on a new air quality control project, and $3.8 million associated with the construction of natural gas production facilities.  Additionally, overhead reductions partially offset the impact from lower revenues during the current period.

The Oil & Gas Division’s Operating Income

Operating income decreased $9.6 million for the three months ended September 27, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 3.6% for the three months ended September 27, 2013 compared to 4.9% for the three months ended September 28, 2012.  The Oil & Gas Division’s operating income for the three months ended September 27, 2013 was $19.3 million, which included $12.1 million of amortization of intangible assets in connection with the Flint acquisition, compared to $28.9 million of operating income for the three months ended September 28, 2012, which included $15.7 million of amortization of intangible assets in connection with the Flint acquisition.  Operating income was negatively impacted due to unusually wet weather conditions in Western Canada that disrupted activities at several project sites that resulted in unrecovered fixed costs.  In addition, we experienced project delays and cancellations.

Interest Expense

Our consolidated interest expense for the three months ended September 27, 2013 increased by $2.7 million or 13.2% compared with the three months ended September 28, 2012 primarily because we are required to pay additional interest to the holders of the Senior Notes until we complete our exchange offer.

Other Income (Expense)

Our consolidated other income (expense) for the three months ended September 27, 2013 consisted of foreign currency gains of $1.6 million recognized on intercompany financing arrangements, comparing to net gains of $10.8 million recognized on intercompany financing arrangements during the third quarter of 2012.

Income Tax Benefit (Expense)

Our effective income tax rate for the three months ended September 27, 2013 decreased to 26.8% from 34.1% for the three months ended September 28, 2012.  The decrease in the effective income tax rate was primarily due to a change in the tax law enacted in the U.K. allowing a benefit from foreign losses, a change in the mix of foreign income taxed at different rates, and non-recurring benefits from the prior year return reconciliation, partially offset by a reduction in the benefit from noncontrolling interests.

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Our noncontrolling interests in income of consolidated subsidiaries, net of tax increased by $5.5 million or 26.1% for the three months ended September 27, 2013, compared with the three months ended September 28, 2012.  This increase was primarily due to higher earnings from a DOE decontamination and demolition facility based on achievement of performance-based incentives and higher earnings from a DOE nuclear cleanup project.

CONSOLIDATED REVENUES BY MARKET SECTOR

The Nine Months Ended September 27, 2013 Compared with the Nine Months Ended September 28, 2012

	Nine Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$2,942.5	$3,428.5	$(486.0)	(14.2%)
Infrastructure	1,413.1	1,349.9	63.2	4.7%
Oil & Gas (1)	2,400.9	1,455.3	945.6	65.0%
Power	723.6	910.4	(186.8)	(20.5%)
Industrial	849.9	855.7	(5.8)	(0.7%)
Total revenues, net of eliminations	$8,330.0	$7,999.8	$330.2	4.1%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated revenues for the nine months ended September 27, 2013 were $8.3 billion, an increase of $330.2 million, or 4.1%, compared with the nine months ended September 28, 2012.

See the discussion of revenues by market sector below for more detail.

Federal

	Nine Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$464.2	$500.6	$(36.4)	(7.3%)
Federal Services	1,775.0	2,117.5	(342.5)	(16.2%)
Energy & Construction	703.3	810.4	(107.1)	(13.2%)
Federal total	$2,942.5	$3,428.5	$(486.0)	(14.2%)

Consolidated revenues from our federal market sector for the nine months ended September 27, 2013 declined compared with the nine months ended September 28, 2012.  Our nine-month results in the federal market sector were affected by many of the same factors outlined in the revenue discussion of our performance for the three month period ended September 27, 2013.  Revenues declined from the services we provide to federal government agencies in the U.S. as a result of overall funding decreases on existing contracts and delays in the award of new projects, both arising from declines in federal spending and budget sequestration.  This resulted in decreased revenues from the engineering, construction, systems engineering, technical assistance, and operations and maintenance services we provide to the DOD, as well as from the nuclear management services we provide to the DOE.  Revenues also declined from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities, as many of these facilities transitioned from the operations phase to the closure phase.

Infrastructure

	Nine Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$1,218.4	$1,171.4	$47.0	4.0%
Energy & Construction	194.7	178.5	16.2	9.1%
Infrastructure total	$1,413.1	$1,349.9	$63.2	4.7%

Consolidated revenues from our infrastructure market sector for the nine months ended September 27, 2013 increased compared with the nine months ended September 28, 2012.  Our nine-month results in the infrastructure market sector were affected by many of the same factors outlined in the revenue discussion of our performance for the three-month period ended September 27, 2013.  Revenues increased from the planning, design, engineering, and program and construction management services we provide for the development of surface, air, mass transit and rail transportation systems, as well as from our work constructing a dam in Illinois and a streetcar line in Atlanta.  By contrast, revenues declined from our work modernizing and expanding educational facilities due to the completion of assignments that have not been replaced by similar projects.

Oil & Gas

	Nine Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Oil & Gas Market Sector:
Infrastructure & Environment	$415.9	$399.0	$16.9	4.2%
Energy & Construction	334.5	186.6	147.9	79.3%
Oil & Gas (1)	1,650.5	869.7	780.8	89.8%
Oil & Gas total	$2,400.9	$1,455.3	$945.6	65.0%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated revenues from our oil & gas market sector for the nine months ended September 27, 2013 increased significantly compared with the nine months ended September 28, 2012.  The growth in our oil and gas business for the nine months ended September 27, 2013, primarily reflects the acquisition of Flint, which became our new Oil & Gas Division at the completion of the acquisition on May 14, 2012.  For the nine-month period ended September 27, 2013, the Oil & Gas Division generated $1.7 billion in revenues from work providing construction and maintenance services to the North American oil and gas industry.  In the comparable period last year, the Oil & Gas Division generated $869.7 million in revenues beginning May 14, 2012, through the end of the third quarter on September 28, 2012.  Revenues from the environmental and engineering services we provide to oil and gas clients worldwide through long-term MSAs remain stable.  Revenues also increased on projects to construct natural gas production facilities.

Power

	Nine Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$181.2	$158.2	$23.0	14.5%
Energy & Construction	542.4	752.2	(209.8)	(27.9%)
Power total	$723.6	$910.4	$(186.8)	(20.5%)

Consolidated revenues from our power market sector for the nine months ended September 27, 2013 decreased compared with the nine months ended September 28, 2012.  Many of the same factors outlined in the revenue discussion of our results in the power market sector for the three-month period ended September 27, 2013, affected our nine-month results in this sector.  Revenues declined from projects involving the retrofit of coal-fired power plants with Air Quality Control Systems as a result of the completion of assignments, and delays and suspensions of ongoing projects.  Revenues also decreased from projects involving the replacement of major components at nuclear power plants, due largely to the completion of two major assignments that have not been replaced by comparable projects.  By contrast, revenues increased from the services we provide to expand and modernize transmission and distribution systems, as well as from projects to implement seismic and safety upgrades at nuclear power plants.  Revenues also increased from the environmental remediation services we provide for the decommissioning and closure of power facilities that are no longer in operation.

Industrial

	Nine Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages)	2013	2012	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$492.7	$527.5	$(34.8)	(6.6%)
Energy & Construction	357.2	328.2	29.0	8.8%
Industrial total	$849.9	$855.7	$(5.8)	(0.7%)

Consolidated revenues from our industrial market sector for the nine months ended September 27, 2013 were essentially flat compared with the nine months ended September 28, 2012.  During the nine-month period, revenues increased from the engineering and construction services we provide to support mine expansion projects in the U.S.  This increase in U.S. mining work was partially offset by the completion of a large project in Australia to construct a mine tailings facility, as well as by the wind down of a contract to operate a phosphate mine in Canada.  Revenues also grew as a result of increased activity on a contract to construct a chemical production facility in Tennessee.  In addition, we benefited from sustained demand for the environmental and engineering services we provide to manufacturing and other industrial clients worldwide through long-term MSAs.  By contrast, revenues declined from our work providing facility management services to manufacturing clients, primarily as a result of the timing of assignments on ongoing contracts.

CONSOLIDATED RESULTS

The Nine Months Ended September 27, 2013 Compared with the Nine Months Ended September 28, 2012

Consolidated

	Nine Months Ended
				Percentage
	September 27,	September 28,	Increase	Increase
(In millions, except percentages and per share amounts)	2013	2012 (1)	(Decrease)	(Decrease)

Revenues	$8,330.0	$7,999.8	$330.2	4.1%
Cost of revenues	(7,851.9)	(7,484.0)	367.9	4.9%
General and administrative expense	(59.9)	(62.0)	(2.1)	(3.4%)
Acquisition-related expense	—	(16.1)	(16.1)	N/M
Equity in income of unconsolidated joint ventures	59.1	76.8	(17.7)	(23.0%)
Operating income (loss)	477.3	514.5	(37.2)	(7.2%)
Interest expense	(65.8)	(51.0)	14.8	29.0%
Other income (expense)	(4.2)	4.1	(8.3)	(202.4%)
Income before income taxes	407.3	467.6	(60.3)	(12.9%)
Income tax expense	(123.4)	(155.2)	(31.8)	(20.5%)
Net income (loss) including noncontrolling interests	283.9	312.4	(28.5)	(9.1%)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(55.9)	(72.4)	(16.5)	(22.8%)
Net income (loss) attributable to URS	$228.0	$240.0	$(12.0)	(5.0%)

Diluted earnings (loss) per share	$3.07	$3.22	$(0.15)	(4.7%)

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Nine months ended

September 27, 2013	$2,833.2	$1,776.3	$2,168.7	$1,672.3	$(120.5)	$8,330.0
September 28, 2012	2,851.1	2,118.1	2,285.1	869.7	(124.2)	7,999.8
Increase (decrease)	(17.9)	(341.8)	(116.4)	802.6	(3.7)	330.2
Percentage increase (decrease)	(0.6%)	(16.1%)	(5.1%)	92.3%	(3.0%)	4.1%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues were essentially flat for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012.  During the nine-month period, we recognized lower revenues associated with services we provide to the DOD, resulting from decreases in federal spending and delays in new project awards.  The decrease was partially offset by increased demand from planning, design, engineering, and program and construction management services for the development of surface, air and rail transportation infrastructure.  Revenues also increased from the environmental remediation services we provide to power clients for the decommissioning and closure of facilities that are no longer in operation.  In addition, we continued to experience stable revenues from the engineering and environmental services we provide to our power and oil and gas clients.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012.  During the nine-month period, we recognized lower revenues associated with our chemical agent demilitarization programs.  This decline reflects the transition at several facilities from the operations phase of the project to the closure phase, which is characterized by lower levels of activity.  Revenues also declined as a result of delayed awards on new and existing programs, the conclusion of several task orders on large IT projects, and delays in finalizing the DOD’s budget.  These decreases were partially offset by higher revenues from our DOD work supporting threat detection.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues decreased for the nine months ended September 27, 2013 compared with the nine months ended September 28, 2012.  The decrease was primarily due to the completion of large air quality control projects in the power sector, delays and suspensions of similar projects, and the timing of maintenance outage work at nuclear power plants.  In addition, revenues declined as a result of the completion of work on a refinery construction project and the completion of work funded by the ARRA that resulted in lower activity at several DOE sites where we provide nuclear management services.  These decreases were partially offset by higher revenues from projects involving the construction of natural gas production facilities and a chemical facility.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the nine months ended September 27, 2013 and September 28, 2012 were $1.7 billion and $869.7 million, respectively.  The Oil & Gas Division’s revenues for the nine months ended September 28, 2012 reflect operating activities starting from May 14, 2012, the acquisition date.  Our Oil & Gas Division’s revenues are derived from the oilfield services we provide to the North American oil and gas industry.  This includes oilfield services, such as rig transportation and fluid hauling; oil and gas production services, including mechanical, electrical and instrumentation services; facility and pipeline construction; module fabrication; and maintenance services.  During the second and third quarters, revenues were adversely affected by unusually severe weather conditions in Western Canada that disrupted activities at project sites.  Additionally, the decrease in revenues was impacted by lower natural gas-related drilling activities for our clients caused by continued low prices.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Nine months ended

September 27, 2013	$(2,671.2)	$(1,555.7)	$(2,101.8)	$(1,643.7)	$120.5	$(7,851.9)
September 28, 2012	(2,678.5)	(1,905.4)	(2,183.6)	(840.7)	124.2	(7,484.0)
Increase (decrease)	(7.3)	(349.7)	(81.8)	803.0	(3.7)	367.9
Percentage increase (decrease)	(0.3%)	(18.4%)	(3.7%)	95.5%	(3.0%)	4.9%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the nine months ended September 27, 2013 increased compared with the nine months ended September 28, 2012.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase also drove a corresponding increase in our cost of revenues.

Consolidated cost of revenues as a percent of revenues increased from 93.6% for the nine months ended September 28, 2012 to 94.3% for the nine months ended September 27, 2013.  See “Operating Income (Loss)” for further discussion.

General and Administrative Expenses

Our consolidated G&A expenses for the nine months ended September 27, 2013 decreased by $2.1 million or 3.4% compared to the nine months ended September 28, 2012.  The decrease in G&A expenses was due primarily to a decrease in employee benefit costs of $4.6 million and foreign currency losses related to intercompany transactions of $1.1 million, partially offset by increases of $2.5 million in auditing and accounting services resulting from the registration of the Senior Notes, and miscellaneous consulting services of $1.4 million.  Consolidated G&A expenses as a percent of revenues was 0.7% for the nine months ended September 27, 2013 and  0.8% for the nine months ended September 28, 2012.

Acquisition-related Expenses

Our consolidated acquisition-related expenses for the nine months ended September 28, 2012 were $16.1 million.  These expenses consisted of expenses related to our acquisition of Flint, which included legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses associated with the acquisition.  We did not incur any acquisition-related expenses for the nine months ended September 27, 2013.

Equity in Income (Loss) of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Total
Nine months ended

September 27, 2013	$0.1	$4.7	$54.2	$0.1	$59.1
September 28, 2012	3.1	4.8	66.0	2.9	76.8
Increase (decrease)	(3.0)	(0.1)	(11.8)	(2.8)	(17.7)
Percentage increase (decrease)	(96.8%)	(2.1%)	(17.9%)	(96.6%)	(23.0%)

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income of unconsolidated joint ventures for the nine months ended September 27, 2013 decreased compared with the nine months ended September 28, 2012.  The decrease was primarily attributable to a $7.4 million decrease in earnings resulting from lower target-cost savings at one of the nuclear management, operations and cleanup projects in the U.K. and a $5.8 million decrease in earnings from a light rail construction project nearing completion in 2013.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Corporate	Total
Nine months ended

September 27, 2013	$162.1	$225.3	$121.1	$28.7	$(59.9)	$477.3
September 28, 2012	175.7	217.5	167.5	31.9	$(78.1)	514.5
Increase (decrease)	(13.6)	7.8	(46.4)	(3.2)	$(18.2)	(37.2)
Percentage increase (decrease)	(7.7%)	3.6%	(27.7%)	(10.0%)	(23.3%)	(7.2%)

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income (loss) for the nine months ended September 27, 2013 was 5.7% compared to 6.4% for the nine months ended September 28, 2012.  The decrease in operating income was due to multiple factors including lower revenues associated with work for the federal government, completion of two large projects both of which recognized significant target-cost savings in the prior year, and a slowdown of activity in the natural gas market.  The decrease was partially offset by the favorable resolution of a $23.3 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs and reduced overhead costs.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income decreased $13.6 million for the nine months ended September 27, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 5.7% for the nine months ended September 27, 2013 compared to 6.2% for the nine months ended September 28, 2012.  The decrease in operating income was mainly attributable to lower revenues associated with work for the federal government and industrial clients and a higher use of subcontractors, which carries a lower margin than URS-provided services.  Overhead costs as a percentage of revenues increased to 31.7% for the nine months ended September 27, 2013 from 31.2% for the nine months ended September 28, 2012.

The Federal Services Division’s Operating Income

Operating income increased $7.8 million for the nine months ended September 27, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 12.7% for the nine months ended September 27, 2013 compared to 10.3% for the nine months ended September 28, 2012.  The increase in operating income and operating income as a percentage of revenues was primarily due to the favorable resolution of a $23.3 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs in the prior year, the recognition of $27.8 million in performance-related incentive fees on one of our chemical demilitarization contracts, and decreased overhead costs.  These increases in operating income were partially offset by the recognition of a $40.0 million programmatic schedule incentive fee related to the chemical demilitarization program in the prior year, completion of several IT projects and projects generating lower margins caused by an increasingly competitive pricing environment.

The Energy & Construction Division’s Operating Income

Operating income decreased $46.4 million for the nine months ended September 27, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 5.6% for the nine months ended September 27, 2013 compared to 7.3% for the nine months ended September 28, 2012.  The decrease in operating income and operating income as a percentage of revenues was due to a $42.8 million decline in earnings as a result of the substantial completion and deceleration of two large power projects, both of which recognized significant target-cost savings in the prior year, a $12.7 million decrease in earnings resulting from the completion of a DOE nuclear cleanup project, and decreased earnings of $11.8 million on projects accounted for as equity in income of unconsolidated joint ventures, as described above.  These decreases were partially offset by increased earnings of $9.0 million associated with the construction of natural gas production facilities.  Additionally, overhead reductions partially offset the impact of lower revenues during the current period.

The Oil & Gas Division’s Operating Income

Operating income decreased $3.2 million for the nine months ended September 27, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 1.7% for the nine months ended September 27, 2013 compared to 3.7% for the nine months ended September 28, 2012.  The Oil & Gas Division’s operating income for the nine months ended September 27, 2013 was $28.7 million, which included $37.5 million of amortization of intangible assets in connection with the Flint acquisition.  By comparison, operating income for the nine months ended September 28, 2012, was $31.9 million, which reflected activities from May 14, 2012, the effective date of the Flint acquisition and included $25.8 million of amortization of intangible assets in connection with the Flint acquisition.  Several factors contributed to the decline in operating income in the current-year period compared to the same period in fiscal 2012.  These included unusually severe weather conditions in Western Canada, a slowdown in activity in the natural gas market, and project deferrals in the Canadian oil sands.  In addition, we experienced project delays and cancellations.

Interest Expense

Our consolidated interest expense for the nine months ended September 27, 2013 increased by $14.8 million or 29.0% compared with the nine months ended September 28, 2012.  Interest expense increased primarily because we incurred nine months of interest, in the current period compared to twenty weeks of interest in the comparable period in the prior year,  related to the Senior Notes issued on March 15, 2012 and the Canadian Notes acquired as part of the Flint acquisition on May 14, 2012.  In addition, we are required to pay additional interest to the holders of the Senior Notes until we complete our exchange offer.

Other Income (Expenses)

Our consolidated other income (expenses) for the nine months ended September 27, 2013 consisted of foreign currency losses of $4.2 million recognized on intercompany financing arrangements, compared to net gains of $4.4 million recognized on intercompany financing arrangements, and a net loss of $0.3 million recognized on foreign currency forward contracts during the nine months ended September 28, 2012.

Income Tax Expense

Our effective income tax rate for the nine months ended September 27, 2013 decreased to 30.3% from 33.2% for the nine months ended September 28, 2012.  The decrease in the effective income tax rate was primarily due to a change in the tax law enacted in the U.K. allowing a benefit from foreign losses, a change in the mix of foreign income taxed at different rates, and non-recurring benefits from the prior year return reconciliation, partially offset by a reduction in the benefit from noncontrolling interests.

Noncontrolling Interests in Income of Consolidated Subsidiaries, Net of Tax

Our noncontrolling interests in income of consolidated subsidiaries, net of tax decreased by $16.5 million or 22.8% for the nine months ended September 27, 2013, compared with the nine months ended September 28, 2012.  This decrease was primarily due to lower earnings from one of our U.K. joint ventures, decreased activities at a large power project, and lower earnings from DOE nuclear cleanup projects.  These decreases were partially offset by higher earnings from a DOE decontamination and demolition facility.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	September 27,	September 28,
(In millions)	2013	2012
Cash flows from operating activities	$358.3	$299.1
Cash flows from investing activities	(31.1)	(1,432.2)
Cash flows from financing activities	(324.6)	981.7

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

Our future capital allocation priorities include dividend payments, share repurchases, debt pay downs, add-on acquisitions and organic growth opportunities.

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At September 27, 2013 and December 28, 2012, restricted cash was $12.5 million and $17.1 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.

As of September 27, 2013 and December 28, 2012, we had cash and cash equivalents of $51.2 million and $117.3 million, respectively, held outside the U.S., excluding amounts in consolidated joint ventures.  We are not aware of any material restrictions on cash and cash equivalents in those countries in which we conduct business outside the U.S.  If cash and cash equivalents held outside the U.S. are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds; however, our intent is to indefinitely reinvest these foreign amounts outside of the U.S. and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

In addition, as of September 27, 2013 and December 28, 2012, our consolidated joint ventures held cash and cash equivalents of $88.0 million and $80.1 million, respectively.  These amounts are restricted for use by each joint venture and are not available for use in our general operations.

Accounts receivable and costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) represent our primary sources of cash inflows from operations.  Unbilled Accounts Receivable represents amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, Unbilled Accounts Receivable may not be billable for periods generally extending from two to six months and, occasionally, beyond a year.  As of September 27, 2013 and December 28, 2012, $314.8 million and $264.9 million, respectively, of Unbilled Accounts Receivable were not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”  As of September 27, 2013, we reclassified $105.0 million of unbilled amounts representing performance-based incentive fees from work managing chemical demilitarization progrmas from “Other long-term assets” to Unbilled Accounts Receivable.  As of September 27, 2013 and December 28, 2012, significant unapproved change orders and claims, which are included in Unbilled Accounts Receivable, collectively represented approximately 4% and 3%, respectively, of our gross accounts receivable and Unbilled Accounts Receivable.

Net Accounts Receivable, which is comprised of accounts receivable and the current portion of Unbilled Accounts Receivable, net of receivable allowances, at September 27, 2013 was $2.9 billion, a decrease of $8.0 million, over the balance at December 28, 2012.  The decrease was primarily due to collections of project incentive awards, offset by normal flows within the billing cycle.

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

As of September 27, 2013 and December 28, 2012, our receivable allowances represented 2.16% and 2.37%, respectively, of the combined total accounts receivable and the current portion of Unbilled Accounts Receivable.  We believe that our allowance for doubtful accounts receivable as of September 27, 2013 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect our realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of September 27, 2013 and December 28, 2012 were $225.1 million and $289.1 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts, as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  We included the non-current amounts in our calculation of DSO and the ratio of accounts receivable to revenues.  Our DSO increased from 87 days as of December 28, 2012 to 98 days as of September 27, 2013.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which changed from 98.1% at September 28, 2012 to 95.7% at December 28, 2012 and to 107.9% at September 27, 2013.  We calculate this ratio by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter.

The factors that affect the Ratio also have the same effect on DSO.  The increases in the Ratio, and therefore the increases in DSO, occurred primarily for the following reasons:

•
The revenues used in the calculation of these Ratios for the quarter ended September 27, 2013 in comparison to the quarter ended September 28, 2012 had declined primarily due to decreases in federal funding on existing contracts and the delays in the award of new projects and several natural gas projects.  The decrease in revenues added 7.8% to the Ratio.  Accruals of amounts from performance-based incentives under long-term U.S. federal government contracts, primarily with the DOD, composed 7.1% of our Ratio for the quarter ended September 28, 2012 and 11.2% of our Ratio for the quarter ended September 27, 2013.  These amounts were included in Unbilled Accounts Receivable and “Other long-term assets,” and they become billable as provided under the terms of the contracts to which they relate.  We do not expect to bill for these incentives until 2014 and beyond.  Our Unbilled Accounts Receivable and “Other long-term assets” included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.  Our Ratio was also impacted by an increase in accounts receivable related to activity on a DOE deactivation, demolition, and removal project, which added 0.7% to our Ratio for the quarter ended September 28, 2012, and 2.4% to our Ratio for the quarter ended September 27, 2013.

•
The revenues used in the calculation of these Ratios for the quarter ended September 27, 2013 in comparison to the quarter ended December 28, 2012 had declined primarily due to decreases in federal funding on existing contracts and the delays in the award of new projects and several natural gas projects, and the timing of maintenance outage work in our power sector in the fourth quarter of 2012.  The decrease in revenues added 8.6% to the Ratio.  Accruals of amounts from performance-based incentives under long-term U.S. federal government contracts, primarily with the DOD, composed 8.1% of our Ratio for the quarter ended December 28, 2012 and 11.2% of our Ratio for the quarter ended September 27, 2013.  These amounts were included in Unbilled Accounts Receivable as described above.  Our Ratio was also impacted by an increase in accounts receivable related to activity on a DOE deactivation, demolition, and removal project, which added 0.9% to our Ratio for the quarter ended December 28, 2012, and 2.4% to our Ratio for the quarter ended September 27, 2013.

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

Senior Notes and Canadian Notes

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  We used the net proceeds from the notes together with borrowings from our senior credit facility (“2011 Credit Facility”) to finance our acquisition of Flint on May 14, 2012.  We also guaranteed Flint’s 7.5% senior notes due in 2019 (the “Canadian Notes”) with an outstanding face value of C$174.9 million (US$169.5 million as of September 27, 2013).  See Note 10, “Indebtedness,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report, for more information regarding the Senior Notes.

On October 11, 2013, Flint announced that it will redeem all of its outstanding Canadian Notes.  The redemption is expected to take place in December 2013.

Dividend Program

Our Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013
February 22, 2013	$0.21	March 15, 2013	$16.0	April 5, 2013
May 3, 2013	$0.21	June 14, 2013	$16.0	July 5, 2013
August 2, 2013	$0.21	September 13, 2013	$16.0	October 4, 2013
November 1, 2013	$0.21	December 13, 2013	NA	January 10, 2014

NA = Not available

Operating Activities

The increase in cash flows from operating activities for the nine months ended September 27, 2013, compared to the nine months ended September 28, 2012, was primarily due to the timing of billings, collections and advance payments from clients on accounts receivables, offset by the timing of accounts payable, accrued salaries and employee benefits and other current liabilities, the timing of payments on project-related expenses, and project incentive awards that were recognized but are not currently billable.

Investing Activities

Cash flows from investing activities of $31.1 million during the nine months ended September 27, 2013 consisted of the following significant activities:

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $68.2 million.

These cash flows were partially offset by:

•	proceeds from the disposal of property and equipment of $32.6 million, mainly resulting from the sale of equipment, land and buildings in Canada.

Cash flows from investing activities of $1.4 billion during the nine months ended September 28, 2012 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $1.3 billion; and

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $101.8 million.

These cash flows were partially offset by:

•	proceeds from the disposal of property and equipment of $17.2 million, mainly resulting from the residual payment received on the close out and settlement of mining projects in Jamaica.

For the remainder of fiscal year 2013, we expect to incur more than $20.0 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows from financing activities of $324.6 million during the nine months ended September 27, 2013 consisted of the following significant activities:

•	repurchases of our common stock of $93.3 million;

•	net payments of our revolving line of credit, foreign lines of credits, short-term notes, and capital leases of $92.8 million;

•	net reduction in overdrafts of $55.1 million;

•	distributions to noncontrolling interests of consolidated joint ventures of $49.2 million; and

•	dividend payments of $46.8 million.

These cash flows were partially offset by:

•	proceeds from employee stock purchases and exercises of stock options of $14.6 million.

Cash flows generated from financing activities of $981.7 billion during the nine months ended September 28, 2012 consisted of the following significant activities:

•	proceeds of our Senior Notes, net of debt discount and issuance costs, of $990.1 million; and

•	net borrowings from our revolving line of credit of $126.4 million.

These cash flows were partially offset by:

•	distributions to noncontrolling interests of consolidated joint ventures of $51.9 million;

•	repurchases of our common stock of $40.0 million; and

•	dividend payments of $29.8 million.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of September 27, 2013:

Contractual Obligations	Payments and Commitments Due by Period
(Debt payments include principal only)		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of September 27, 2013:
2011 Credit Facility (1)	$655.0	$42.5	$140.0	$472.5	$—	$—
3.85% Senior Notes (2)	400.0	—	—	400.0	—	—
5.00% Senior Notes (2)	600.0	—	—	—	600.0	—
7.50% Canadian Notes (2)	169.5	—	—	—	169.5	—
Revolving line of credit	38.8	—	—	38.8	—	—
Capital lease obligations (1)	53.0	23.9	22.3	6.8	—	—
Notes payable, foreign credit lines and other indebtedness	58.4	26.8	18.8	9.6	3.2	—
Total debt	1,974.7	93.2	181.1	927.7	772.7	—
Operating lease obligations (3)	702.9	183.3	262.7	150.1	106.8	—
Pension and other retirement plans funding requirements (4)	637.3	224.6	97.4	85.7	229.6	—
Interest (5)	393.9	69.2	124.3	80.4	120.0	—
Dividends payable (6)	17.9	16.6	1.2	0.1	—	—
Purchase obligations (7)	12.4	7.3	5.1	—	—	—
Asset retirement obligations (8)	15.0	2.9	2.3	3.6	6.2	—
Other contractual obligations (9)	29.4	19.8	—	—	—	9.6
Total contractual obligations	$3,783.5	$616.9	$674.1	$1,247.6	$1,235.3	$9.6

(1)
Amounts shown exclude unamortized debt issuance costs of $2.9 million for our senior credit facility (“2011 Credit Facility”).  For capital lease obligations, amounts shown exclude interest of $2.7 million.  For information regarding events that could accelerate the due dates of these payments, see the “2011 Credit Facility” section in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

(2)
Amounts shown exclude unamortized discount for the 3.85% and 5.00% Senior Notes of $0.9 million, and unamortized premium for the 7.50% Canadian Notes of $24.3 million.  For information regarding events that could accelerate these payments, see the “Senior Notes and Canadian Notes” section in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

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

The following are our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our credit facilities and banking arrangements cover the issuance of our standby letters of credit and bank guarantees that are critical for our normal operations.  If we default on these credit facilities and banking arrangements, we would be unable to issue or renew standby letters of credit and bank guarantees, which would impair our ability to maintain normal operations.  As of September 27, 2013, we had $123.1 million in standby letters of credit outstanding under our 2011 Credit Facility and $34.3 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements with remaining availability of approximately $49.9 million.

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

2011 Credit Facility

As of September 27, 2013 and December 28, 2012, the outstanding balance of the term loan under our 2011 Credit Facility was $655.0 million and $670.0 million, respectively.  As of September 27, 2013 and December 28, 2012, the interest rates applicable to the term loan were 1.68% and 1.71%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of September 27, 2013.

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

As of September 27, 2013 and December 28, 2012, we had outstanding balances of $38.8 million and $100.5 million, respectively, on our revolving line of credit.  As of September 27, 2013, we had issued $123.1 million of letters of credit, leaving $838.1 million available under our revolving credit facility.

Senior Notes and Canadian Notes

On March 15, 2012, we issued, in a private placement, $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  As of September 27, 2013, the outstanding balance of the Senior Notes was $999.1 million, net of $0.9 million of discount.

The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are wholly owned domestic obligors or wholly owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.  See Note 18, “Condensed Consolidating Financial Information,” to our condensed consolidated financial statements included under Part 1 – Item 1 of this report for additional detail.

In connection with the sale of the Senior Notes, we entered into a registration rights agreement.  On April 17, 2013, we filed with the Securities and Exchange Commission (“SEC”) and subsequently amended a registration statement under which we are offering to exchange any privately placed Senior Notes with substantially similar notes, except that the newly exchanged notes will be unrestricted and freely tradable securities.  The registration statement has not yet been declared effective by the SEC.  Until we complete our exchange offer, we will be required to pay additional interest of 50 basis points to the holders of the Senior Notes.

On May 14, 2012, we guaranteed the Canadian Notes with an outstanding face value of C$175.0 million (US$175.0 million).  As of September 27, 2013, the outstanding balance of the Canadian Notes was $193.8 million, including $24.3 million of premium.

On October 11, 2013, Flint announced that it will redeem all of its outstanding Canadian Notes.  The redemption is expected to take place in December 2013.

We were in compliance with the covenants of our Senior Notes and Canadian Notes as of September 27, 2013.

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of September 27, 2013 and December 28, 2012, we had outstanding amounts of $58.4 million and $35.5 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 3.62% and 4.68% as of September 27, 2013 and December 28, 2012, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

As of September 27, 2013 and December 28, 2012, we maintained several foreign credit lines with aggregate borrowing capacity of $50.5 million and $50.8 million, respectively, and had remaining borrowing capacity of $44.7 and $47.7 million, respectively.

Capital Leases.  As of September 27, 2013 and December 28, 2012, we had obligations under our capital leases of approximately $53.0 million and $59.2 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Operating Leases.  As of September 27, 2013 and December 28, 2012, we had obligations under our operating leases of approximately $702.9 million and $706.3 million, respectively, consisting primarily of real estate leases.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, except that we have restated the consolidated financial statements for the effects of an error in fiscal year 2011 as described in Note 1, “Business, Basis of Presentation, and Accounting Policies,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report.  There were no material changes to these critical accounting policies during the nine months ended September 27, 2013.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Condensed Consolidated Financial Statements included under Part 1 – Item 1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  We borrow under the 2011 Credit Facility at a fixed rate plus a market rate margin.  The margin is based on LIBOR or similar indexes.  Based on the outstanding term loan of $655.0 million and an outstanding revolving line of credit balance of $38.8 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $3.9 million.  Interest rates, as measured by LIBOR or similar indices, remain at historic low levels, thereby limiting how far we can measure a drop in interest rates.  As a result, we have analyzed that if rates fall by 1% or by the maximum amount below 1%, it would lower our net-of-tax interest expense by approximately $0.7 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  As of September 27, 2013, we did not have any derivative financial instruments.  We recorded a foreign currency translation gain of $26.7 million and $59.2 million in “Other comprehensive income” for the three months ended September 27, 2013 and September 28, 2012, respectively.  We recorded a foreign currency translation loss of $48.8 million and a foreign currency translation gain of $46.6 million in “Other comprehensive income” for the nine months ended September 27, 2013 and September 28, 2012, respectively.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.  Our CEO and CFO are responsible for establishing and maintaining disclosure controls and procedures (as defined in rules promulgated under the Exchange Act) for our company.

In connection with the preparation of this Form 10-Q, our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2013.  Based on that evaluation, the restatement of previously issued financial statements described in this Form 10-Q, and the identification of a material weakness in internal control over financial reporting described below, which is as an integral part of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 27, 2013.

We have concluded that a material weakness in internal control over financial reporting exists in our control over the proper application of generally accepted accounting principles with respect to our goodwill impairment analysis in that we failed to include in the calculation of fair value the cash flows attributable to noncontrolling interests of our subsidiaries that are not wholly-owned and to incorporate market participant data in the fair value calculation for one of our reporting units.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  This control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In light of the material weakness described above and our resulting need to restate our financial statements, our CEO and CFO believe that our disclosure controls and procedures and internal control over financial reporting were not effective as of the end of the period covered by this report, nor were they effective as of December 30, 2011 or at the end of each of the annual and quarterly periods thereafter.

Remediation Efforts on Previously Identified Material Weakness

We have re-assessed and revised our processes to take steps to remediate the material weakness and our resulting need to restate our financial statements.  Specifically, we have provided our financial reporting personnel with training and enhanced review controls over the goodwill impairment analysis.  We believe we have made significant progress toward the remediation of this material weakness; however, the controls have not been in place and operating for a sufficient period to validate remediation.  As we continue to evaluate and test the improvements to our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or decide to modify certain of the remediation measures described above.  We expect that it will be remediated in 2013, although there can be no assurances.  As a result of our control process re-assessment and revision, we will amend our Form 10-K for the year ended December 28, 2012, our Form 10-Q for the three months ended March 29, 2013, and our Form 10-Q for the three and six months ended June 28, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 27, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As described above, we have implemented changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified in “Evaluation of Disclosure Controls and Procedures.”

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, such as budget cuts related to federal sequestration and the October 2013 federal government shutdown.  Such downturns or reductions could delay, curtail or cancel proposed and existing projects.  Over the past several years, weak economic conditions and volatility in global financial markets have impacted our client spending.

Some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so in the future.  For example, our book of business has declined from $24.9 billion as of December 28, 2012 to $23.3 billion as of September 27, 2013.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Inflation or significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, net income and overall financial condition could deteriorate.

Federal budget cuts have had an adverse impact on our business and could significantly reduce demand for the services we provide.

The Budget Control Act of 2011 imposed federal government spending cuts in fiscal year 2013 and may impose increasing budget cuts over the next several years that impact our work for the Department of Defense (“DOD”) and other federal agencies.  In addition, approximately 3,000 of our employees were furloughed during parts of the October 2013 federal government shutdown.  Reduction in federal government spending, including as a result of the U.S. federal government shutdown in October 2013, has decreased demand for our services, resulting in canceled and delayed projects as well as potential projects in our book of business.  For example, a number of our employees who work on DOD projects have experienced work-week reductions.  Further federal budget cuts resulting from sequestration, and the threat of another federal government shutdown, if a budget is not passed before the temporary funding measure passed by Congress expires in February 2014 could significantly reduce demand for our services, could lead us to reduce our workforce, and have a material adverse effect on our results of operation and financial condition.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of September 27, 2013, our book of business was estimated at approximately $23.3 billion, which included $11.6 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions, as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic uncertainty and particularly during sequestration.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 35% of our total revenues for the nine months ended September 27, 2013.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns, indemnification claims and liquidated damages as well as other claims.  See Note 16, “Commitments and Contingencies,” to our condensed consolidated financial statements included under Part 1 – Item 1 of this report for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

In May 2012, we completed our acquisition of Flint, significantly increasing our oil and gas services in North America, particularly to the unconventional segments of this market.  Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop and produce oil and natural gas in the U.S. and Canada.  For example, in 2013, our revenues were adversely affected by unusually severe weather conditions in Western Canada that disrupted activities at project sites, as well as lower natural gas-related drilling activities for our clients caused by continued low prices.  Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending and drilling activity by our customers.  Lower prices or volatility in prices for oil and natural gas typically decrease spending and drilling activity, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services.  In addition, should the proposed Keystone XL or other similar proposed pipeline project applications be denied or further delayed by the federal government, then there may be a slowing of spending in the development of the Canadian oil sands.  Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

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

Revenues from our federal market sector represented 35% of our total revenues for the nine months ended September 27, 2013.  Government contracts are awarded through a regulated procurement process.  The federal government has relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has scaled back outsourcing of some types of services in favor of “insourcing” jobs to its employees.  Also, the Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that have resulted in significant reductions in the funding for infrastructure, defense and other projects, and may impose increasing budget cuts over the next several years that impact our work for the DOD and other federal agencies.  In addition, the U.S. federal government shutdown in October 2013 and the threat of a similar shutdown if a budget is not passed before the temporary funding measure passed by Congress expires in February 2014 have intensified economic uncertainty, particularly with respect to federal government spending.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may be only partially funded and thus additional public funding may be required in order to complete our contract.  The Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that have resulted in significant reductions in the funding for infrastructure, defense and other projects, and may impose increasing budget cuts over the next several years that impact our work for the DOD and other federal agencies.  In addition, the U.S. federal government shutdown in October 2013 and the threat of a similar shutdown if a budget is not passed before the temporary funding measure passed by Congress expires in February 2014 have intensified economic uncertainty, particularly with respect to federal government spending.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funding and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Revenues from our federal market sector represented 35% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 22% of our total revenues for the nine months ended September 27, 2013.  The Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) mandated across the federal budget in fiscal year 2013 and beyond that have resulted in significant reductions in the funding for infrastructure, defense and other projects, and may impose increasing budget cuts over the next several years that impact our work for the DOD and other federal agencies.  In addition, approximately 3,000 of our employees were furloughed during parts of the October 2013 federal government shutdown.  Furthermore, the U.S. federal government shutdown in October 2013 and the threat of a similar shutdown, if a budget is not passed before the temporary funding measure passed by Congress expires in February 2014, have intensified economic uncertainty, particularly with respect to federal government spending.  There has also been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure has reduced and may continue to reduce our profit margins on future federal contracts. Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

If our goodwill or intangible assets become impaired, then our profits will be reduced.

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $4.3 billion as of September 27, 2013.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

We are restating our financial statements for the years ended December 28, 2012 and December 30, 2011, due to the incorrect application of the requirements of Financial Accounting Standards Board Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“ASC 350”).  While we believe that we are now correctly applying the requirements of ASC 350, it is possible that the application, interpretation, judgment and weighting of the factors that relate to the analyses required to determine whether or not our goodwill has been impaired could result in another restatement of our financial statements.  Our actual business and financial results could differ from those estimates, which may reduce our profits.

The accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted if we are unable to maintain effective internal control over financial reporting.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.  We have concluded that a material weakness in internal control over financial reporting exists in our control over the proper application of generally accepted accounting principles with respect to our goodwill impairment analysis and that our internal control over financial reporting was not effective as of the end of the period covered by this report, nor were they effective as of December 30, 2011 or at the end of each of the annual and quarterly periods thereafter.  If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, and investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

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

If we overutilize our workforce, our employees may become disengaged, which will impact employee attrition.  If we underutilize our workforce, our profit margin and profitability could suffer.  For example, approximately 3,000 of our employees were furloughed during parts of the October 2013 federal government shutdown.

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

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the nine months ended September 27, 2013, our equity in income of unconsolidated joint ventures amounted to $59.1 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may have to provide additional services to ensure the adequate performance and delivery of the contracted services and could be jointly and severally liable for the other party’s actions.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

As of September 27, 2013, the outstanding balance of the term loan under our 2011 Credit Facility was $655.0 million.  We had an outstanding balance of $38.8 million under our revolving line of credit as of September 27, 2013.  In addition, in March 2012, we issued $1.0 billion of Senior Notes in connection with the acquisition of Flint.  As part of the acquisition, we also guaranteed Canadian Notes (previously issued by Flint) with outstanding face values of $169.5 million maturing on June 15, 2019, accruing interest at a rate of 7.5% per annum and payable semi-annually.  This level of debt might:

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

As a multinational company, we derived approximately 26% of our revenues from international operations for the nine months ended September 27, 2013.  International business is subject to a variety of potential risks, including:

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate.  In 2013, our revenues were adversely affected by unusually severe weather conditions in Western Canada that disrupted activities at project sites.  Also, in 2012, Superstorm Sandy caused severe floods on the East Coast, closing several offices and interrupting a number of active client projects.  In addition, during the September 11, 2001 terrorist attacks, a number of employees lost their lives and many client records were destroyed when our office at the World Trade Center was destroyed.

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

As of September 27, 2013, approximately 27% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or by any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that compose our third quarter of 2013:

	(a) Total Number of Shares Purchased (1,2)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

	(In millions, except average price paid per share)

June 29, 2013 – July 26, 2013	—	†	$43.92	—	4.0
July 27, 2013 – August 23, 2013	—	†	47.02	—	4.0
August 24, 2013 – September 27, 2013	—	†	50.33	—	4.0
Total	—			—

†	Represents less than half a million shares.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

Incorporated by Reference (Exchange Act Filings Located at File No. 011-07567)
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
10.1*	Employment Agreement between William J. (Bill) Lingard and URS Corporation, dated October 1, 2013.	8-K	10.1	10/1/2013
10.2*	Employment Agreement between George Nash and URS E&C Holdings, Inc., dated September 29, 2011.	8-K	10.2	10/1/2013
10.3*	First Amendment to the Employment Agreement between George Nash and URS E&C Holdings, Inc., dated December 14, 2012.	8-K	10.3	10/1/2013
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: November 12, 2013	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Exhibit No.	Description
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.