Form 10-K/A
period 2012-12-28
URS CORP /NEW/
filed 2013-11-21
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, which was originally filed on February 26, 2013 (the “Original Filing”), to restate our audited consolidated financial statements as of December 28, 2012 and December 30, 2011 and for the year ended December 30, 2011 and to amend related disclosures, including our discussion of our controls and procedures.

As described in more detail in Note 1 of Notes to our Consolidated Financial Statements, the restatement is necessary to correct our application of Financial Accounting Standards Board Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”).  During the course of the interim goodwill impairment analysis that we performed for the quarter ended September 27, 2013, we determined that the methodology that we previously used to calculate the fair values of our reporting units did not comply with ASC 350 and, as a result, the amount of the non-cash goodwill impairment charge recorded in 2011 was overstated and our 2011 net loss was overstated.  ASC 350 requires that the fair value of reporting units reflect the entire business, including the portion attributable to the noncontrolling interests of subsidiaries that are not wholly owned.  However, we incorrectly calculated the fair values according to previous rules and excluded the portions attributable to those noncontrolling interests.  After considering the issue, we have concluded that we should have included the portion attributable to the noncontrolling interests of our less than wholly owned subsidiaries in the calculation, which would have increased the fair values of our reporting units that have noncontrolling interests.  To correct this error, we determined that we must restate our Consolidated Financial Statements as of December 28, 2012 and December 30, 2011 and for the year ended December 30, 2011.  The effects of the restatement on the accompanying consolidated financial statements are discussed in more detail in Note 1 to our Consolidated Financial Statements appearing in Item 8 of this Form 10-K/A.  We are also amending and restating our unaudited condensed consolidated financial statements as of March 30, 2012, June 29, 2012, March 29, 2013 and June 28, 2013, which restatements are reflected in amendments to our Forms 10-Q for the quarterly periods ended March 29, 2013 and June 28, 2013, filed concurrently with this Form 10-K/A.

The effects of a material weakness related to the application of generally accepted accounting principles (“GAAP”) with respect to our goodwill impairment analysis are discussed in more detail in Item 9A, Controls and Procedures.  We have also reflected revisions to give effect to immaterial omitted disclosures and errors with respect to changes in estimates in Note 1 and to the condensed consolidating financial information in Note 18 to our Consolidated Financial Statements appearing in Item 8 of this Form 10-K/A.

This Form 10-K/A sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends and restates only the following Items of the Original Filing, and only with respect to matters affected by the restatement, the material weakness related to the application of GAAP with respect to our goodwill impairment analysis, disclosures related to changes in estimates in Note 1, and disclosures and errors related to the condensed consolidating financial information in Note 18 to our Consolidated Financial Statements:

Part I
•	Item 1A. Risk Factors
Part II
•	Item 6. Selected Financial Data
•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 8. Consolidated Financial Statements and Supplementary Data
•	Item 9A. Controls and Procedures
Part IV
•	Item 15. Exhibits and Financial Statement Schedules

We are also filing a Consent of Independent Registered Public Accounting Firm at Exhibit 23.1, certifications from our Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32, and various exhibits related to XBRL.  This Form 10-K/A does not modify or update other disclosures presented in the Original Filing, other than to correct typographical and other immaterial errors, including the exhibits to the Original Filing, to reflect any events occurring after the date of the Original Filing.  Accordingly, except for the items identified above, this Form 10-K/A speaks as of February 26, 2013, the date of the Original Filing, and any forward-looking statements represent management’s views as of the date of the Original Filing and should not be assumed to be correct as of any date thereafter.  This Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

URS CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; future backlog and book of business conversion and debookings; future account receivable and days sales outstanding; future completion of our Form S-4 exchange offer; future tax deductions and expenses; future stock-based compensation expenses; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future insurance coverage and recoveries; future debt payments and capital expenditures; future changes in foreign currency; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; federal sequestration; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 45, Risk Factors beginning on page 21, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

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

Market Sector
Representative Services	Federal	Infrastructure	Oil & Gas	Power	Industrial
Program Management	✓	✓	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓	✓	✓
Systems Engineering and Technical Assistance	✓	—	—	—	—
Information Technology Services	✓	—	—	—	—
Construction and Construction Management	✓	✓	✓	✓	✓
Operations and Maintenance	✓	✓	✓	✓	✓
Decommissioning and Closure	✓	—	✓	✓	✓

✓      the service is provided in the market sector.
—      the service is not provided in the market sector.

Market Sectors

The following table summarizes the primary market sectors served by our four divisions for the year ended December 28, 2012.

Divisions
Market Sectors	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Federal	✓	✓	✓	—
Infrastructure	✓	—	✓	—
Oil & Gas	✓	—	✓	✓
Power	✓	—	✓	—
Industrial	✓	—	✓	—

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

The following table summarizes the services provided by our divisions for the year ended December 28, 2012.

Divisions
Services	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Program Management	✓	✓	✓	—
Planning, Design and Engineering	✓	✓	✓	—
Systems Engineering and Technical Assistance	—	✓	—	—
Information Technology Services	✓	✓	—	—
Construction and Construction Management	✓	✓	✓	✓
Operations and Maintenance	✓	✓	✓	✓
Decommissioning and Closure	✓	✓	✓	—

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

Our Infrastructure & Environment, Federal Services, Energy & Construction, and Oil & Gas Divisions operate in similar competitive environments.  The divisions compete based on performance, reputation, expertise, price, technology, customer relationships and a range of service offerings.  The following is a list of primary competitors for each of our divisions:

•
The primary competitors of our Infrastructure & Environment Division include AECOM Technology Corporation, CH2M Hill Companies, Ltd., Chicago Bridge & Iron Company, Fluor Corporation, Jacobs Engineering Group Inc., and Tetra Tech, Inc.

•
The primary competitors of our Federal Services Division include AECOM Technology Corporation, BAE Systems, Booz Allen Hamilton, CACI International Inc., CH2M Hill Companies, Computer Sciences Corporation, Jacobs Engineering Group Inc., L-3 Communications Holdings Inc., ManTech International Corporation, Raytheon Company, and SAIC, Inc.

•
The primary competitors of our Energy & Construction Division include AMEC, Bechtel Corporation, Black & Veatch Corporation, CH2M Hill Companies, Ltd., Chicago Bridge & Iron Company, Fluor Corporation, Granite Construction Company, Jacobs Engineering Group Inc., KBR, Inc., Kiewit Corporation, Quanta Services, Inc., Skanska Group, The Babcock & Wilcox Company, and WorleyParsons, Ltd.

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

ITEM 1A.  RISK FACTORS

In addition to our other disclosures set forth or incorporated by reference in this Annual Report on Form 10-K/A, the following risk factors could also affect our financial condition and results of operations.

Explanatory Note:  The risk factors identified with an asterisk (*) have been updated from our Original Filing.  The remaining risk factors speak only as of the date of our Original Filing and have not been updated.

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

* If our goodwill or intangible assets become impaired, then our profits will be reduced.

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $4.4 billion as of December 28, 2012.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

* Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may reduce our profits.

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

We are restating our consolidated financial statements as of December 28, 2012 and December 30, 2011 and for the year ended December 30, 2011, as well as for certain interim periods, due to the incorrect application of the requirements of Financial Accounting Standards Board Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“ASC 350”).  While we believe that we are now correctly applying the requirements of ASC 350, it is possible that the application, interpretation, judgment and weighting of the factors that relate to the analyses required to determine whether or not our goodwill has been impaired could result in another restatement of our financial statements.  Our actual business and financial results could differ from these or other estimates, which may reduce our profits.

* The accuracy and timeliness of our financial reports, as well as the market price of our common stock, could be negatively impacted if we are unable to maintain effective internal control over financial reporting.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.  We have concluded that a material weakness in internal control over financial reporting exists in our control over journal entries as of December 28, 2012.  We have also concluded that a material weakness in internal control over financial reporting exists in our control over the application of generally accepted accounting principles with respect to our goodwill impairment analysis.  As a result, we have concluded that our internal control over financial reporting was not effective as of December 28, 2012 or at the end of each quarterly period thereafter.  If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, and investor confidence in the accuracy and timeliness of our financial reports, as well as the market price of our common stock, could be negatively impacted.

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

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our fourth quarter of 2012:

	(a) Total Number of Shares Purchased (1,2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
	(In millions, except average price paid per share)
September 29, 2012 – October 26, 2012	—	$—	—	4.0
October 27, 2012 – November 23, 2012	—†	34.88	—	4.0
November 24, 2012 – December 28, 2012	—†	39.50	—	4.0
Total	—		—

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from our restated consolidated financial statements.  As discussed in the Explanatory Note and Note 1, “Business, Basis of Presentation, and Accounting Policies,” to the consolidated financial statements, due to the incorrect application of the applicable goodwill accounting guidance during our annual and interim goodwill impairment analysis, we have restated our audited consolidated financial statements as of December 28, 2012 and December 30, 2011 and for the year ended December 30, 2011.  See Note 1, “Business, Basis of Presentation, and Accounting Policies,” for further discussion.  You should read the selected financial data presented below in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,	January 1,	January 2,
(In millions, except per share data)	2012 (1,2)	2011 (1,2)	2010 (1,2)	2010 (1)	2009 (1)
Income Statement Data:		As Restated
Revenues	$10,972.5	$9,545.0	$9,177.1	$9,249.1	$10,086.3
Cost of revenues	(10,294.5)	(8,988.8)	(8,609.5)	(8,772.4)	(9,608.8)
General and administrative expenses	(83.6)	(79.5)	(71.0)	(75.8)	(78.7)
Goodwill impairment (3)	—	(351.3)	—	—	—
Acquisition-related expenses (2)	(16.1)	(1.0)	(11.9)	—	—
Restructuring costs (4)	—	(5.5)	(10.6)	—	—
Impairment of an intangible asset (5)	—	—	—	(32.8)	—
Equity in income of unconsolidated joint ventures (6)	107.6	132.2	70.3	100.9	106.3
Operating income	685.9	251.1	544.4	469.0	505.1
Other income (expenses), net (7)	0.5	—	—	47.9	—
Net income (loss) attributable to URS	310.6	(42.9)	287.9	269.1	219.8

Earnings (loss) per share:
Basic	$4.18	$(0.56)	$3.56	$3.31	$2.61
Diluted	$4.17	$(0.56)	$3.54	$3.29	$2.59

Cash dividends declared per share (8)	$0.80	$—	$—	$—	$—

Balance Sheet Data (As of the end of the period):	As Restated	As Restated
Total assets	$9,261.0	$7,337.1	$7,351.4	$6,904.4	$7,001.2
Total long-term debt (9)	$1,992.5	$737.0	$641.3	$689.7	$1,091.5
Total URS stockholders’ equity (8)	$4,044.0	$3,800.1	$4,117.2	$3,905.8	$3,624.6
Total noncontrolling interests	$141.9	$107.2	$83.8	$44.7	$31.3
Total stockholders’ equity	$4,185.9	$3,907.3	$4,201.0	$3,950.5	$3,655.8

(1)	Our fiscal year is the 52/53-week period ending on the Friday closest to December 31. Our fiscal year ended January 2, 2009 contained 53 weeks.

(2)
We completed the acquisitions of Flint Energy Services Ltd. (“Flint”), Apptis Holdings, Inc. (“Apptis”) and Scott Wilson Group plc (“Scott Wilson”) in May 2012, June 2011 and September 2010, respectively.  The operating results of Flint, Apptis and Scott Wilson since their respective acquisition dates are included in our consolidated financial statements under the Oil & Gas Division, Federal Services Division and the Infrastructure & Environment Division, respectively.

(3)
During the year ended December 30, 2011, we recorded a goodwill impairment charge of $351.3 million, as restated.  On a net, after-tax basis, this charge resulted in decreases to net income and diluted earnings per share (“EPS”) of $309.4 million and $3.99, respectively, for the year ended December 30, 2011.  For further discussion, see Note 1, “Business, Basis of Presentation, and Accounting Policies,” and Note 9, “Goodwill and Intangible Assets” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this Form 10-K/A.

(4)
For the years ended December 30, 2011 and December 31, 2010, we recorded restructuring costs in our international businesses.  For further discussion, see Note 17, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this Form 10-K/A.

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

(9)
During fiscal year 2012, we issued $1.0 billion of Senior Notes in connection with the acquisition of Flint.  As part of the acquisition, we also guaranteed the Canadian Notes with outstanding face values of $175.8 million.  During fiscal year 2011, we entered into our 2011 Credit Facility, which replaced our 2007 Credit Facility.  This new senior credit facility provides a term loan facility of $700.0 million and revolving credit facilities of $1.0 billion.  For further discussion, see Note 10, “Indebtedness” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of Form 10-K/A.

CONSOLIDATED RATIO OF EARNINGS TO FIXED CHARGES

The following table contains our consolidated ratio of earnings to fixed charges for the periods indicated. The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges.  For this purpose, fixed charges consist of interest expense, the amortization of debt discount and such portion of rental expense that is attributable to interest expense.  Interest component of rental expense is estimated to equal one-third of such expense, which is considered a reasonable approximation of the interest factor. “Earnings attributable to URS before income taxes” consist of income before income taxes reduced by noncontrolling interests in income of consolidated subsidiaries.

	Year Ended
	December 28,	December 30,	December 31,	January 1,	January 2,
(In millions, except for ratio)	2012	2011	2010	2010	2009
Earnings:		As Restated
Earnings attributable to URS before income taxes	$500.5	$100.5	$415.5	$432.0	$378.0
Less:
Equity in earnings of affiliates	(107.6)	(132.2)	(70.3)	(100.9)	(106.3)
Add:
Interest component of rent expense	70.0	62.8	64.2	66.5	71.5
Interest expense	70.7	22.1	30.6	48.4	90.7
Amortization	2.6	5.8	9.2	7.8	8.5
Earnings, as adjusted	$536.2	$59.0	$449.2	$453.8	$442.4

Fixed charges:
Interest expense	$70.7	$22.1	$30.6	$48.4	$90.7
Amortization	2.6	5.8	9.2	7.8	8.5
Interest component of rent expense	70.0	62.8	64.2	66.5	71.5
Total fixed charges	$143.3	$90.7	$104.0	$122.7	$170.7

Consolidated ratio of earnings to fixed charges	3.7	0.7	4.3	3.7	2.6

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those described herein.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 2.  You should read this discussion in conjunction with Item 1A, “Risk Factors,” beginning on page H21; the consolidated financial statements and notes thereto contained in Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report.

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” has been amended and restated to give effect to the restatement of our audited consolidated financial statements as of December 28, 2012 and December 30, 2011 and for the year ended December 30, 2011, in each case due to an error in the application of Financial Accounting Standards Board Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”).  See “Restatement” below.  We also made additional disclosures related to changes in estimates.  We have not otherwise updated this Item to reflect events subsequent to the date of the Original Filing.

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

Net income attributable to URS for the year ended December 28, 2012 was $310.6 million compared with a net loss of $42.9 million for the year ended December 30, 2011.  Included in the fiscal year 2011 net loss attributable to URS was an after-tax goodwill impairment charge of $309.4 million.

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

Business Trends

The information below regarding business trends is current only as of the date of our Original Filing, and has not been updated.  For a discussion of the restatement and its impact, please see “Restatement” below.

Given the current economic uncertainty, it is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  Federal deficits , weak state budgets, the national debt, the potential budgetary sequestration, economic disruption in Europe, a relatively anemic recovery in the U.S., and efforts made to address any of these issues, could negatively affect our business.  In particular, federal expenditures on defense, as well as expenditures, both private and public, on other programs that we support or in markets that we participate in could be adversely affected.  For example, the Budget Control Act of 2011 could impose an estimated $1.2 trillion in automatic federal budget cuts, or sequestrations, beginning in fiscal year 2013.  These budget cuts are in addition to the $917 billion in budget cuts required over the next 10 years, and would severely impact our defense and other federal services, unless Congress acts to resolve the budget issues or postpone the expected cuts.  Any significant reduction in federal government spending could reduce the demand for our overall services, and result in the cancellation or delay of existing projects as well as potential projects in our book of business.  It is also difficult to determine the extent to which concerns over the public debt of, and recessionary conditions in, the U.K. and various European countries could affect demand for, and spending on, the services we provide to our clients.  Many of these uncertainties are difficult to predict and are beyond our control.

We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 21.

Federal Market Sector

Due to federal budget uncertainty, we expect to continue to experience delays and cancellations in procurement decisions and reductions in spending on some existing contracts.  The Budget Control Act of 2011 could impose significant and automatic federal budget cuts, or sequestrations, beginning in fiscal year 2013, if Congress fails to pass a budget reduction bill.  A large portion of these budget cuts would affect defense spending.  Although we expect that we will continue to be adversely affected by these budget challenges, some of the specialized technical services we provide and programs we support are vital to national security or mandated by law, and may have more predictable funding.  As a result, we expect that many of these services and programs including the management of chemical demilitarization sites; the provision of nuclear management services; and the support of unmanned aerial vehicles, electronic warfare, threat reduction, and cyber-security programs would be more likely to continue receiving stable funding if automatic federal budget cuts are imposed.

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

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contracts we are awarded, particularly among clients in the federal sector.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  Also, our government clients are increasingly using IDCs that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award contracts we receive are tending to include fewer base years and more options years. These trends change the relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

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

Restatement

On November 5, 2013, we reported that the Audit Committee of our Board of Directors, after considering and concurring with the recommendation of management, had reached a determination to restate our previously filed audited consolidated financial statements as of December 28, 2012 and December 30, 2011 and for the year ended December 30, 2011, as well as for subsequent interim periods.  The restatement was determined to be necessary due to the incorrect application of the requirements of ASC 350 during our annual and interim goodwill impairment analysis.  As a result, the amount of the non-cash goodwill impairment charge, net of income tax expense, recorded for the year ended December 30, 2011 was overstated.

During the quarter ended September 30, 2011, we performed an interim impairment test, which resulted in five of our reporting units failing step one of the analysis as their carrying values exceeded their calculated fair values.  This analysis ultimately resulted in the recognition of an after-tax goodwill impairment charge of $732.2 million for the year ended December 30, 2011.  However, we have now determined that the methodology used previously to calculate the fair values of our reporting units did not comply with the applicable goodwill accounting guidance.  ASC 350 requires that the fair value of reporting units reflect the entire business, including the portion attributable to the noncontrolling interests of subsidiaries that were not wholly owned.  However, we incorrectly calculated the fair values according to previous rules and excluded the portions attributable to those noncontrolling interests.  After considering the issue, we have concluded that we should have included the portions attributable to the noncontrolling interests of subsidiaries that are not wholly owned in our fair value calculation.  The revised fair value calculations resulted in an increase in the fair values of our reporting units that have noncontrolling interests.  As a result of this revision, we concluded that four of those reporting units’ calculated fair values actually exceeded their carrying values, thereby passing step one of the goodwill impairment analysis.  Consequently, goodwill related to the four reporting units was not impaired.  The goodwill for the fifth reporting unit remained impaired.

More specifically, the error in our Consolidated Statement of Operations for the year ended December 30, 2011, led to an overstatement of our goodwill impairment charge by $474.5 million, an understatement of income tax expense by $51.6 million, and overstatement of net loss including noncontrolling interests of $422.9 million ($5.47 per share).  In addition, on our Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011, the error resulted in an understatement of goodwill by $474.5 million, an understatement of long-term deferred tax liabilities by $51.6 million and an understatement of retained earnings by $422.9 million.

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

CONSOLIDATED RESULTS

The Year Ended December 28, 2012 Compared with the Year Ended December 30, 2011

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages and per share amounts)	2012 (1)	2011 (2)	(Decrease)	(Decrease)
		As Restated
Revenues	$10,972.5	$9,545.0	$1,427.5	15.0%
Cost of revenues	(10,294.5)	(8,988.8)	1,305.7	14.5%
General and administrative expenses	(83.6)	(79.5)	4.1	5.2%
Acquisition-related expenses	(16.1)	(1.0)	15.1	N/M
Restructuring costs	—	(5.5)	(5.5)	N/M
Goodwill impairment	—	(351.3)	(351.3)	N/M
Equity in income of unconsolidated joint ventures	107.6	132.2	(24.6)	(18.6%)
Operating income	685.9	251.1	434.8	173.2%
Interest expense	(70.7)	(22.1)	48.6	219.9%
Other income (expenses)	0.5	—	0.5	N/M
Income before income taxes	615.7	229.0	386.7	168.9%
Income tax expense	(189.9)	(143.4)	46.5	32.4%
Net income including noncontrolling interests	425.8	85.6	340.2	397.4%
Noncontrolling interests in income of consolidated subsidiaries	(115.2)	(128.5)	(13.3)	(10.4%)
Net income (loss) attributable to URS	$310.6	$(42.9)	$353.5	824.0%

Diluted earnings (loss) per share	$4.17	$(0.56)	$4.73	844.6%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

CONSOLIDATED RESULTS BY DIVISIONS

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Year ended

December 28, 2012	$3,792.1	$2,721.6	$3,138.1	$1,475.1	$(154.4)	$10,972.5
December 30, 2011	3,760.9	2,695.4	3,251.1	—	(162.4)	9,545.0
Increase (decrease)	31.2	26.2	(113.0)	1,475.1	(8.0)	1,427.5
Percentage increase (decrease)	0.8%	1.0%	(3.5%)	N/M	(4.9%)	15.0%
N/M = Not meaningful

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Year ended

December 28, 2012	$(3,575.2)	$(2,478.7)	$(2,976.9)	$(1,418.1)	$154.4	$(10,294.5)
December 30, 2011	(3,537.2)	(2,503.9)	(3,110.1)	—	162.4	(8,988.8)
Increase (decrease)	38.0	(25.2)	(133.2)	1,418.1	(8.0)	1,305.7
Percentage increase (decrease)	1.1%	(1.0%)	(4.3%)	N/M	(4.9%)	14.5%

N/M = Not meaningful

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the year ended December 28, 2012 increased by 5.2% compared with the year ended December 30, 2011.  The increase in G&A expenses was due primarily to increases in employee salaries and the related benefit expenses of $2.4 million, foreign currency loss of $1.5 million, legal expenses of $1.2 million, and corporate communication and information technology-related expenses of $0.8 million, partially offset by the release of $2.1 million of sales tax reserve.  Consolidated G&A expenses as a percent of revenues was 0.8% for both years ended December 28, 2012 and December 30, 2011.

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

Goodwill Impairment

Our 2012 annual review, performed as of October 26, 2012, did not indicate any further adjustment to our goodwill.  For the year ended December 30, 2011, we recognized an impairment charge, as restated, of $351.3 million affecting one of our six reporting units.  On a net, after-tax basis, this charge resulted in decreases to net income and diluted EPS of $309.4 million and $3.99, respectively, for the year ended December 30, 2011.

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

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Corporate	Total
Year ended		As Restated	As Restated			As Restated

December 28, 2012	$220.9	$249.3	$254.2	$61.2	$(99.7)	$685.9
December 30, 2011	222.0	(154.5)	263.1	—	$(79.5)	251.1
Increase (decrease)	(1.1)	403.8	(8.9)	61.2	$20.2	434.8
Percentage increase	(0.5%)	261.4%	(3.4%)	N/M	25.4%	173.2%

N/M = Not meaningful

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income for the year ended December 28, 2012 was 6.3% compared to 2.6% for the year ended December 30, 2011.  The increase in operating income in fiscal year 2012 relative to the corresponding period of 2011 was primarily due to the goodwill impairment charge recorded during the year ended December 30, 2011.  In addition, operating income increased due to the inclusion of operating income resulting from the acquisition of Flint and an increase in net performance-based incentive fees from work, performed by our Federal Services Division, managing chemical demilitarization programs in the U.S.  These increases were partially offset by the decrease in operating income resulting from the wind down and completion of projects, and delayed awards of new task orders.  See the detailed discussion of operating income by segment below.

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

The Federal Services Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was 9.2% for the year ended December 28, 2012 compared to (5.7)% for the year ended December 30, 2011.  For the year ended December 30, 2011, the operating loss was the result of a $351.3 million goodwill impairment charge.  Operating income included a $75.7 million increase in net performance-based incentive fees from work managing chemical demilitarization programs recognized in the current year compared to the prior year.  This increase included $40.0 million related to a programmatic schedule incentive fee achieved when multiple chemical demilitarization contracts each met its milestones in 2012. This increase was partially offset by delayed awards of new task orders under existing contracts and lower margins on federal operations and support services contracts due to low-price, technically acceptable contracting strategies, which emphasize price over qualitative factors, such as past performance.

The Energy & Construction Division’s Operating Income

Operating income as a percentage of revenues was 8.1% for the year ended December 28, 2012 compared to 8.1% for the year ended December 30, 2011.  The slight decrease in operating income was due to the $29.1 million decrease in equity in income of unconsolidated joint ventures described above, and a $31.5 million decline resulting from the substantial completion of a levee construction project in New Orleans in the prior year.  These decreases were partially offset by an increase of $22.8 million, consisting of a $3.4 million current year insurance recovery compared to a prior year loss of $19.4 million on a common sulfur project and an increase of $20.6 million on a new air quality control project.

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

Income Tax Expense

Our effective income tax rates for the years ended December 28, 2012 and December 30, 2011 were 30.8% and 62.6%, respectively.  The change in effective income tax rates was primarily due to the non-deductibility of a substantial portion of the goodwill impairment charge taken in 2011.  See the discussion in “Income Tax Expense” under “Liquidity and Capital Resources” below.

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

CONSOLIDATED RESULTS

The Year Ended December 30, 2011 Compared with the Year Ended December 31, 2010

	Year Ended
				Percentage
	December 30,	December 31,	Increase	Increase
(In millions, except percentages and per share amounts)	2011 (1)	2010 (2)	(Decrease)	(Decrease)
	As Restated
Revenues	$9,545.0	$9,177.1	$367.9	4.0%
Cost of revenues	(8,988.8)	(8,609.5)	379.3	(4.4%)
General and administrative expenses	(79.5)	(71.0)	8.5	(12.0%)
Acquisition-related expenses	(1.0)	(11.9)	(10.9)	91.6%
Restructuring costs	(5.5)	(10.6)	(5.1)	48.1%
Goodwill impairment	(351.3)	—	351.3	N/M
Equity in income of unconsolidated joint ventures	132.2	70.3	61.9	88.1%
Operating income	251.1	544.4	(293.3)	(53.9%)
Interest expense	(22.1)	(30.6)	(8.5)	27.8%
Income before income taxes	229.0	513.8	(284.8)	(55.4%)
Income tax expense	(143.4)	(127.6)	15.8	12.4%
Net income including noncontrolling interests	85.6	386.2	(300.6)	(77.8%)
Noncontrolling interests in income of consolidated subsidiaries	(128.5)	(98.3)	30.2	30.7%
Net income (loss) attributable to URS	$(42.9)	$287.9	$(330.8)	(114.9%)

Diluted earnings per share	$(0.56)	$3.54	$(4.10)	(115.8%)

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services (2)	Energy & Construction	Eliminations	Total
Year ended

December 30, 2011	$3,760.9	$2,695.4	$3,251.1	$(162.4)	$9,545.0
December 31, 2010	3,248.5	2,582.8	3,420.6	(74.8)	9,177.1
Increase (decrease)	512.4	112.6	(169.5)	87.6	367.9
Percentage increase (decrease)	15.8%	4.4%	(5.0%)	117.1%	4.0%

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

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

Goodwill Impairment

During the year ended December 30, 2011, we completed our goodwill impairment review and recognized an impairment charge, as restated, of $351.3 million affecting one of our six reporting units.  The decline in the fair value of our goodwill was due to the effects of the adverse equity market conditions that caused a decrease in market multiples and the decline in our stock price during the third quarter of 2011, which resulted in a decrease in our market capitalization.  On a net, after-tax basis, this resulted in decreases to net income and diluted EPS of $309.4 million and $3.99, respectively, for the year ended December 30, 2011.

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

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment (1)	Federal Services (2)	Energy & Construction	Corporate	Total
Year ended		As Restated	As Restated		As Restated

December 30, 2011	$222.0	$(154.5)	$263.1	$(79.5)	$251.1
December 31, 2010	222.9	165.6	226.9	$(71.0)	544.4
Increase/(decrease)	(0.9)	(320.1)	36.2	$8.5	(293.3)
Percentage increase/ (decrease)	(0.4%)	(193.3%)	16.0%	12.0%	(53.9%)

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

Our consolidated operating income for the year ended December 30, 2011 was $251.1 million, a decrease of $293.3 million or 53.9% compared with operating income for the year ended December 31, 2010.

The decrease in operating income for the year ended December 30, 2011 was the result of a $351.3 million goodwill impairment charge.  This charge was partially offset by operating income resulting from the increases in revenues and equity in income of unconsolidated joint ventures described above.  See the detailed discussion in operating income (loss) by segment below.

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

The Federal Services Division’s Operating Income (Loss)

Operating income (loss) as a percentage of revenues was (5.7)% for the year ended December 30, 2011, of which the goodwill impairment charge amounted to (13.0)%, compared to 6.4% for the year ended December 31, 2010.  The loss was the result of a $351.3 million goodwill impairment charge taken during fiscal year 2011.  In addition to this charge, delayed awards of new task orders under existing contracts also contributed to the decrease in operating income.  These decreases were partially offset by increases in operating income resulting from our acquisition of Apptis in June 2011 and the recognition of performance-based incentive fees on various projects.

The Energy & Construction Division’s Operating Income

Operating income as a percentage of revenues was 8.1% for the year ended December 30, 2011 compared to 6.6% for the year ended December 31, 2010. The increase in operating income was due to:

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

Items partially offsetting the increase in operating income were:

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

Income Tax Expense

Our effective income tax rates for the years ended December 30, 2011 and December 31, 2010 were 62.6% and 24.8%, respectively.  The change in effective income tax rates was primarily due to the non-deductibility of a substantial portion of the goodwill impairment charge taken in 2011.  See the discussion in “Income Tax Expense” under “Liquidity and Capital Resources” below.

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

Investing Activities

Cash flows used for investing activities of $1.4 billion during the year ended December 28, 2012 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $1.3 billion; and

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $125.4 million.

These cash flows were partially offset by:

•	proceeds from disposal of property and equipment of $25.3 million, including the residual payment received on the close out and settlement of mining projects in Jamaica.

Cash flows used for investing activities of $348.1 million during the year ended December 30, 2011 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $282.1 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $67.5 million; and

•	disbursements related to advances to unconsolidated joint ventures of $19.6 million.

Cash flows used for investing activities of $299.8 million during the year ended December 31, 2010 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $291.7 million;

•	capital expenditures, exclusing purchases financed through capital leases and equipment notes, of $45.2 million; and

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

(4)
Amounts consist of estimated pension and other retirement plan funding requirements, to the extent that we were able to develop reasonable estimates, for various defined benefit, post-retirement, defined contribution, multiemployer and other retirement plans.  Estimates do not include potential multiemployer plan termination or withdrawal amounts since we are unable to estimate the amount of contributions that could be required.

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

The effective income tax rates for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 are as follows:

Year Ended	Effective Income Tax Rates
December 28, 2012	30.8%
December 30, 2011, as restated	62.6%
December 31, 2010	24.8%

The effective income tax rate of 30.8% for the year ended December 28, 2012 is less than the statutory rate of 35% due primarily to the exclusion of tax on our noncontrolling interests and foreign income taxed at rates lower than 35%.

The 62.6% effective tax rate for the year ended December 30, 2011 differs from the statutory rate of 35% primarily due to the goodwill impairment charge taken during the year, a substantial portion of which is not deductible for tax purposes.

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

Other Comprehensive Income (Loss)

Our other comprehensive income (loss), net of tax for the year ended December 28, 2012 was comprised of pension and post-retirement adjustments, and foreign currency translation adjustments.  The 2012 pension and post-retirement adjustment of $26.6 million, net of tax, was caused primarily by a decrease in the discount rate employed in the actuarial assumptions.  The 2012 foreign currency translation gain of $24.8 million resulted from the strengthening of the U.S. dollar against foreign currencies.  See Note 19, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our other comprehensive loss.

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

Goodwill and Intangible Assets Impairment Review

Goodwill may be impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill.  Because we have grown through acquisitions, goodwill and other net intangible assets were $4.4 billion as of December 28, 2012.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur or circumstances change that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units.

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

During fiscal year 2011, our market capitalization was reduced due to stock market volatility and declines in our stock price.  For the year ended December 30, 2011, we recorded a goodwill impairment charge, as restated, in one of our reporting units totalling $351.3 million ($309.4 million after tax). This non-cash charge reduced goodwill recorded in connection with a previous acquisition and did not impact our overall business operations.  There was no goodwill impairment for any of our reporting units during the years ended December 28, 2012 and December 31, 2010.

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

We also consider indications obtained from the market approach.  We applied market multiples derived from market prices of stocks of companies that are engaged in the same or similar lines of business as our reporting units and that are actively traded on a free and open market, and applied market multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business as our reporting units, and a control premium is applied to arrive at the fair values.

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

See Note 1, “Business, Basis of Presentation, and Accounting Policies,” and Note 9, “Goodwill and Intangible Assets” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our goodwill impairment reviews.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries at December 28, 2012 and December 30, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2012 in conformity with accounting principles generally accepted in the United States of America.  Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 28, 2012 because of the material weakness related to some key accounting personnel who have the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries.  However, management has subsequently determined that a material weakness in internal control over financial reporting related to the proper application of generally accepted accounting principles with respect to their goodwill impairment analysis also existed as of December 28, 2012.  Accordingly, management’s report and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) some key accounting personnel who have the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries and (ii) the proper application of generally accepted accounting principles with respect to their goodwill impairment analysis existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 28, 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2012 and 2011 consolidated financial statements to correct an error.

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

/s/   PricewaterhouseCoopers LLP

San Francisco, California
February 25, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the condensed consolidating financial information included in Note 18, the effects of the restatement described in Note 1, the matters described in the sixth paragraph of Management’s Annual Report on Internal Control over Financial Reporting, and the disclosures related to changes in estimates included in Note 1, as to which the date is November 21, 2013

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS6
(In millions, except per share data)

	December 28, 2012	December 30, 2011
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$314.5	$436.0
Accounts receivable, including retentions of $114.4 and $67.5, respectively	1,554.8	1,114.7
Costs and accrued earnings in excess of billings on contracts	1,384.3	1,132.0
Less receivable allowances	(69.7)	(43.1)
Net accounts receivable	2,869.4	2,203.6
Deferred tax assets	67.6	63.0
Inventory	61.5	19.5
Other current assets	204.2	181.8
Total current assets	3,517.2	2,903.9
Investments in and advances to unconsolidated joint ventures	278.3	107.7
Property and equipment at cost, net	687.5	269.4
Intangible assets, net	692.2	522.0
Goodwill	3,721.6	3,247.5
Other long-term assets	364.2	286.6
Total assets	$9,261.0	$7,337.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$71.8	$61.5
Accounts payable and subcontractors payable, including retentions of $32.3 and $39.6, respectively	803.5	659.1
Accrued salaries and employee benefits	558.8	527.0
Billings in excess of costs and accrued earnings on contracts	289.1	310.8
Other current liabilities	277.8	176.5
Total current liabilities	2,001.0	1,734.9
Long-term debt	1,992.5	737.0
Deferred tax liabilities	379.9	328.1
Self-insurance reserves	129.8	132.7
Pension and post-retirement benefit obligations	300.9	276.0
Other long-term liabilities	271.0	221.1
Total liabilities	5,075.1	3,429.8
Commitments and contingencies (Note 17)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 88.9 and 87.8 shares issued, respectively; and 76.8 and 76.7 shares outstanding, respectively	0.9	0.9
Treasury stock, 12.1 and 11.1 shares at cost, respectively	(494.9)	(454.9)
Additional paid-in capital	3,003.9	2,966.8
Accumulated other comprehensive loss	(113.2)	(110.8)
Retained earnings	1,647.3	1,398.1
Total URS stockholders’ equity	4,044.0	3,800.1
Noncontrolling interests	141.9	107.2
Total stockholders’ equity	4,185.9	3,907.3
Total liabilities and stockholders’ equity	$9,261.0	$7,337.1

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
		As Restated
Revenues	$10,972.5	$9,545.0	$9,177.1
Cost of revenues	(10,294.5)	(8,988.8)	(8,609.5)
General and administrative expenses	(83.6)	(79.5)	(71.0)
Acquisition-related expenses (Note 8)	(16.1)	(1.0)	(11.9)
Restructuring costs (Note 17)	—	(5.5)	(10.6)
Goodwill impairment (Note 9)	—	(351.3)	—
Equity in income of unconsolidated joint ventures	107.6	132.2	70.3
Operating income (loss)	685.9	251.1	544.4
Interest expense	(70.7)	(22.1)	(30.6)
Other income (expenses)	0.5	—	—
Income (loss) before income taxes	615.7	229.0	513.8
Income tax expense	(189.9)	(143.4)	(127.6)
Net income (loss) including noncontrolling interests	425.8	85.6	386.2
Noncontrolling interests in income of consolidated subsidiaries	(115.2)	(128.5)	(98.3)
Net income (loss) attributable to URS	$310.6	$(42.9)	$287.9

Earnings (loss) per share (Note 3):
Basic	$4.18	$(0.56)	$3.56
Diluted	$4.17	$(0.56)	$3.54
Weighted-average shares outstanding (Note 3):
Basic	74.3	77.3	81.0
Diluted	74.5	77.3	81.3

Cash dividends declared per share (Note 15)	$0.80	$—	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
		As Restated
Comprehensive income (loss):
Net income (loss) including noncontrolling interests	$425.8	$85.6	$386.2
Pension and post-retirement related adjustments, net of tax	(26.6)	(62.7)	(0.7)
Foreign currency translation adjustments, net of tax	24.8	(11.2)	8.8
Loss on derivative instruments, net of tax	(0.6)	—	—
Unrealized gain on interest rate swap, net of tax	—	—	4.2
Comprehensive income (loss)	423.4	11.7	398.5
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(115.2)	(128.5)	(98.3)
Comprehensive income (loss) attributable to URS	$308.2	$(116.8)	$300.2

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
See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
						As Restated	As Restated		As Restated
Balances, December 31, 2010	81.9	$0.9	$(212.1)	$2,924.3	$(36.9)	$1,441.0	$4,117.2	$83.8	$4,201.0
Employee stock purchases and exercises of stock options	0.3	—	—	11.7	—	—	11.7	—	11.7
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(15.3)	—	—	(15.3)	—	(15.3)
Stock-based compensation	0.8	—	—	45.3	—	—	45.3	—	45.3
Excess tax benefits from stock-based compensation	—	—	—	0.8	—	—	0.8	—	0.8
Foreign currency translation adjustments	—	—	—	—	(11.2)	—	(11.2)	—	(11.2)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(62.7)	—	(62.7)	—	(62.7)
Repurchases of common stock	(6.0)	—	(242.8)	—	—	—	(242.8)	—	(242.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(111.7)	(111.7)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	6.9	6.9
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net income (loss) including noncontrolling interests	—	—	—	—	—	(42.9)	(42.9)	128.5	85.6
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$1,398.1	$3,800.1	$107.2	$3,907.3

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

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
		As Restated
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$425.8	$85.6	$386.2
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	132.4	82.1	84.3
Amortization of intangible assets	101.2	60.6	49.2
Amortization of debt issuance costs	2.6	5.8	9.2
Foreign currency gains related to foreign currency derivatives and intercompany loans	(0.5)	—	—
Restructuring costs	—	3.3	10.6
Normal profit	(5.7)	(2.7)	1.2
Goodwill impairment	—	351.3	—
Loss on extinguishment of debt	—	2.9	—
Provision for doubtful accounts	6.6	2.8	6.7
Gain on disposal of property and equipment	(3.4)	(8.9)	—
Deferred income taxes	(16.6)	28.3	10.9
Stock-based compensation	43.6	45.3	44.0
Excess tax benefits from stock-based compensation	(0.1)	(0.8)	(1.2)
Equity in income of unconsolidated joint ventures	(107.6)	(132.2)	(70.3)
Dividends received from unconsolidated joint ventures	88.7	107.3	92.5
Changes in operating assets, liabilities and other, net of effects of business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(98.8)	7.8	(14.0)
Inventory	7.0	(11.9)	1.1
Other current assets	(30.4)	(7.1)	28.7
Collections from (advances to) unconsolidated joint ventures	3.4	(0.2)	(1.7)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(13.6)	(43.0)	(67.6)
Billings in excess of costs and accrued earnings on contracts	(23.2)	19.2	(30.2)
Other long-term liabilities	(10.6)	13.0	22.5
Other long-term assets	(70.6)	(102.6)	(35.7)
Total adjustments and changes	4.4	420.3	140.2
Net cash from operating activities	430.2	505.9	526.4
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(1,345.7)	(282.1)	(291.7)
Changes in cash related to consolidation and/or deconsolidation of joint ventures	—	—	20.7
Proceeds from disposal of property and equipment	25.3	14.1	8.3
Payments in settlement of foreign currency forward contract	(1,260.6)	—	—
Receipts in settlement of foreign currency forward contract	1,260.3	—	—
Investments in unconsolidated joint ventures	(4.4)	(19.6)	(6.0)
Changes in restricted cash	3.9	7.0	(16.1)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(125.4)	(67.5)	(45.2)
Maturity of short-term investments	—	—	30.2
Net cash from investing activities	(1,446.6)	(348.1)	(299.8)

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
		As Restated
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

Restatement of Previously Reported Consolidated Financial Statements

We have restated our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity and the related notes as of December 28, 2012 and December 30, 2011 and our Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows and the related notes for the year ended December 30, 2011 due to the incorrect application of Financial Accounting Standards Board Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“ASC 350”) during our goodwill impairment analysis.  This error resulted in an overstatement of our goodwill impairment charge of $474.5 million, an understatement of income tax expense of $51.6 million, an overstatement of net loss including noncontrolling interests of $422.9 million and an overstatement of net loss attributable to URS of $422.9 million ($5.47 per share) in our Consolidated Statement of Operations for the year ended December 30, 2011.  In addition, this error resulted in an understatement in goodwill of $474.5 million, an understatement of long-term deferred tax liabilities of $51.6 million and an understatement of retained earnings of $422.9 million in our Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011.  The goodwill impairment reduction, excluding an immaterial increase to the Federal Services Operating Segment, increased the goodwill allocated to the Energy & Construction Operating Segment resulting in increases to the goodwill balances of $160.0 million, $81.6 million, $71.4 million and $164.5 million to the Global Management and Operating Services Group, Civil Construction and Mining Group, Industrial/Process Group and Power Group reporting units, respectively.  Concurrently with this Form 10-K/A, we are also amending and restating our Form 10-Q for the quarterly period ended March 29, 2013 and our Form 10-Q for the quarterly period ended June 28, 2013.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

This error was related to treatment of noncontrolling interests within the fair value calculation of our reporting units.  During the course of the interim goodwill impairment analysis performed during the period ended September 27, 2013, we determined that the methodology used previously to calculate the fair values of our reporting units did not comply with the applicable goodwill accounting guidance.  See Note 9, “Goodwill and Intangible Assets,” for more disclosure about our test for goodwill impairment.  We calculated the fair values of our reporting units excluding the portion attributable to the noncontrolling interests of our subsidiaries that are not wholly owned, which was not consistent with the required guidance in ASC 350.  The revised fair value calculations resulted in an increase to the fair values of our reporting units that have noncontrolling interests.

During the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which we determined at that time resulted in five of our reporting units failing step one of the analysis as their carrying values exceeded their calculated fair values.  This analysis ultimately resulted in the recognition of an after-tax goodwill impairment charge of $732.2 million for the fiscal year ended December 30, 2011.  Based on our subsequent calculations of the fair values using the appropriate guidance, we concluded that four of the five reporting units’ calculated fair values exceeded their carrying values, thereby passing step one of the goodwill impairment analysis.  Consequently, goodwill related to four of the five reporting units was not impaired.  The goodwill related to the fifth reporting unit, Federal Services Operating Segment, remained impaired.

This error resulted in misstatements in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity as of December 28, 2012 and December 30, 2011, and Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for the year ended December 30, 2011 as follows:

	As Reported	Adjustment	As Restated
(In millions, except per share data)
Consolidated Balance Sheet Data:
Balance as of December 28, 2012
Goodwill	$3,247.1	$474.5	$3,721.6
Total assets	$8,786.5	$474.5	$9,261.0
Deferred tax liabilities	$328.3	$51.6	$379.9
Total liabilities	$5,023.5	$51.6	$5,075.1
Retained earnings	$1,224.4	$422.9	$1,647.3
Total URS stockholders' equity	$3,621.1	$422.9	$4,044.0
Total stockholders' equity	$3,763.0	$422.9	$4,185.9
Total liabilities and stockholders' equity	$8,786.5	$474.5	$9,261.0

Balance as of December 30, 2011
Goodwill	$2,773.0	$474.5	$3,247.5
Total assets	$6,862.6	$474.5	$7,337.1
Deferred tax liabilities	$276.5	$51.6	$328.1
Total liabilities	$3,378.2	$51.6	$3,429.8
Retained earnings	$975.2	$422.9	$1,398.1
Total URS stockholders' equity	$3,377.2	$422.9	$3,800.1
Total stockholders' equity	$3,484.4	$422.9	$3,907.3
Total liabilities and stockholders' equity	$6,862.6	$474.5	$7,337.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As Reported	Adjustment	As Restated
Consolidated Statement of Operations Data:
For the Year Ended December 30, 2011
Goodwill impairment	$(825.8)	$474.5	$(351.3)
Operating income (loss)	$(223.4)	$474.5	$251.1
Income (loss) before income taxes	$(245.5)	$474.5	$229.0
Income tax expense	$(91.8)	$(51.6)	$(143.4)
Net income (loss) including noncontrolling interests	$(337.3)	$422.9	$85.6
Net income (loss) attributable to URS	$(465.8)	$422.9	$(42.9)
Basic earnings (loss) per share	$(6.03)	$5.47	$(0.56)
Diluted earnings (loss) per share	$(6.03)	$5.47	$(0.56)

Consolidated Statement of Comprehensive Income Data:
For the Year Ended December 30, 2011
Net income (loss) including noncontrolling interests	$(337.3)	$422.9	$85.6
Comprehensive income (loss)	$(411.2)	$422.9	$11.7
Comprehensive income (loss) attributable to URS	$(539.7)	$422.9	$(116.8)

Consolidated Statements of Changes in Stockholders' Equity Data:
For the Year Ended December 30, 2011
Retained earnings	$975.2	$422.9	$1,398.1
Total URS stockholders' equity	$3,377.2	$422.9	$3,800.1
Total equity	$3,484.4	$422.9	$3,907.3

For the Year Ended December 28, 2012
Retained earnings	$1,224.4	$422.9	$1,647.3
Total URS stockholders' equity	$3,621.1	$422.9	$4,044.0
Total equity	$3,763.0	$422.9	$4,185.9

Consolidated Statement of Cash Flows Data:
For the Year Ended December 30, 2011
Net income (loss) including noncontrolling interests	$(337.3)	$422.9	$85.6
Goodwill impairment	$825.8	$(474.5)	$351.3
Deferred income taxes	$(23.3)	$51.6	$28.3

Segment Operating Income (Loss) Data:
For the Year Ended December 30, 2011
Federal Services	$(151.5)	$(3.0)	$(154.5)
Energy & Construction	$(214.4)	$477.5	$263.1
Total operating income (loss)	$(223.4)	$474.5	$251.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Use of and Changes in Estimates

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

For the year ended December 28, 2012, our results of operations included the recognition of a $40.0 million programmatic schedule incentive fee achieved when multiple chemical demilitarization contracts each met its milestones during the period.  This change in estimate resulted in increases of $40.0 million in operating income, $24.0 million in net income, and $0.32 in diluted earnings per common share (“diluted EPS”) for the year ended December 28, 2012.

For the year ended December 30, 2011, we recognized $24.8 million from our share of cost savings on an air quality control services project that was realized during the period.  This change in estimate resulted in increases of $24.8 million in operating income, $14.9 million in net income, and $0.19 in diluted EPS for the year ended December 30, 2011.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

We also consider indications obtained from the market approach.  We applied market multiples derived from stock market prices of companies that are engaged in the same or similar lines of business as our reporting units and that are actively traded on a free and open market, and applied market multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business as our reporting units, and a control premium is applied to arrive at the fair values.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

However, the majority of the unconsolidated joint ventures in which we participate involve cost-reimbursable, level-of-effort projects that are accounted for as service-type projects, not engineering and construction projects that would follow the percentage-of-completion or completed-contract accounting method.  Revenues for service-type contracts are recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance, depending upon the nature of the services provided.  The scope of services we provide on these cost-reimbursable contracts are management and operations services for government clients and operations and maintenance services for non-government clients.  We believe that, due to the continual changes we experience in client funding and scope definitions, reliable estimates cannot be calculated because they cannot be reliably predicted.  In addition, we participate in joint ventures in which the level of our participation is so minimal that we do not have access to those joint ventures’ estimates to complete.  The joint ventures where we perform engineering and construction contracts and where we have access to the estimates to complete, which are needed to calculate the performance guarantees, are immaterial.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended
(In millions, except per share data)	December 28, 2012	December 30, 2011
		As Restated
Revenues	$11,785.8	$11,128.7
Net income (loss) including noncontrolling interests	$409.1	$(6.9)
Net income (loss) attributable to URS	$292.9	$(135.4)
Earnings (loss) per share:
Basic EPS	$3.94	$(1.75)
Diluted EPS	$3.93	$(1.75)

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

NOTE 9.  GOODWILL AND INTANGIBLE ASSETS

Due to the incorrect application of the requirements of the applicable goodwill accounting guidance during our annual and interim goodwill impairment analysis, we have revised our impairment analyses for fiscal years ended December 28, 2012 and December 30, 2011.  See Note 1, “Business, Basis of Presentation, and Accounting Policies,” for further discussion.

Goodwill

The following tables present the changes in goodwill allocated to our reportable segments and reporting units from December 31, 2010 to December 28, 2012:

(In millions)	Goodwill Balance as of December 31, 2010	Acquisitions	Goodwill Impairment	Other Adjustments (1)	Goodwill Balance as of December 30, 2011
			As Restated		As Restated
Infrastructure & Environment Operating Segment	$754.7	$12.2	$—	$(8.7)	$758.2

Federal Services Operating Segment	854.8	202.1	(351.3)	—	705.6

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	—	—	—	565.4
Civil Construction & Mining Group	293.9	—	—	—	293.9
Industrial/Process Group	189.3	—	—	—	189.3
Power Group	735.1	—	—	—	735.1
Total Energy & Construction Operating Segment	1,783.7	—	—	—	1,783.7

Total	$3,393.2	$214.3	$(351.3)	$(8.7)	$3,247.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(In millions)	Goodwill Balance as of December 30, 2011	Acquisitions	Goodwill Impairment	Other Adjustments (1)	Goodwill Balance as of December 28, 2012
	As Restated				As Restated
Infrastructure & Environment Operating Segment	$758.2	$—	$—	$14.8	$773.0

Federal Services Operating Segment	705.6	—	—	1.7	707.3

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	—	—	—	565.4
Civil Construction & Mining Group	293.9	—	—	—	293.9
Industrial/Process Group	189.3	—	—	—	189.3
Power Group	735.1	—	—	—	735.1
Total Energy & Construction Operating Segment	1,783.7	—	—	—	1,783.7

Oil & Gas Operating Segment	—	456.3	—	1.3	457.6

Total	$3,247.5	$456.3	$—	$17.8	$3,721.6

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

The net change in the carrying amount of goodwill for the year ended December 30, 2011 was primarily due to the following:

•	Our acquisitions of Apptis and two small engineering companies. See Note 8, “Acquisitions,” for more information regarding our acquisition of Apptis.

•	A goodwill impairment charge of $351.3 million for the year ended December 30, 2011. See “Goodwill Impairment Review” below for a more detailed discussion.

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

During fiscal year 2011, our market capitalization was reduced due to the stock market volatility and declines in our stock price.  For the year ended December 30, 2011, we recorded a goodwill impairment charge in one of our reporting units totaling $351.3 million ($309.4 million after tax).  There was no goodwill impairment for any of our reporting units during the years ended December 28, 2012 and December 31, 2010.  This non-cash charge reduced goodwill recorded in connection with a previous acquisition and did not impact our overall business operations.  See Note 1, “Business, Basis of Presentation, and Accounting Policies,” for further discussion.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our revised 2012 annual impairment test indicated no impairment for any of the reporting units because the fair value of each reporting unit substantially exceeded its carrying value.  Below is a table showing, for each reporting unit, the percentage of the fair value that exceeded the carrying value:

As Restated (in millions)	Goodwill Balance as of December 28, 2012	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value

Infrastructure & Environment Operating Segment	$773.0	$1,534.8	$1,343.7	14.2%

Federal Services Operating Segment	707.3	1,218.0	1,014.4	20.1%

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	1,386.5	918.0	51.0%
Civil Construction & Mining Group	293.9	462.0	346.8	33.2%
Industrial/Process Group	189.3	320.3	208.3	53.8%
Power Group	735.1	928.9	817.8	13.6%
Total Energy & Construction Operating Segment	1,783.7	3,097.7	2,290.9	35.2%

Oil & Gas Operating Segment	457.6	1,717.3	1,504.2	14.2%

Total	$3,721.6	$7,567.8	$6,153.2	23.0%

Our revised 2011 annual impairment test indicated impairment for one of our reporting units.  Below is a table showing, for each reporting unit, the percentage of the fair value that exceeded the carrying value:

As Restated (in millions)	Goodwill Balance as of December 30, 2011	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value

Infrastructure & Environment Operating Segment	$758.2	$1,429.0	$1,345.6	6.2%

Federal Services Operating Segment	705.6	1,077.0	1,294.8	(16.8%)

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	1,187.1	874.3	35.8%
Civil Construction & Mining Group	293.9	415.1	358.6	15.7%
Industrial/Process Group	189.3	217.6	191.6	13.6%
Power Group	735.1	888.3	791.1	12.3%
Total Energy & Construction Operating Segment	1,783.7	2,708.1	2,215.6	22.2%

Total	$3,247.5	$5,214.1	$4,856.0	7.4%

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12.  BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	December 28,	December 30,
(In millions)	2012	2011

Billings in excess of costs and accrued earnings on contracts	$211.7	$216.4
Project-related legal liabilities and other project-related reserves	55.2	38.0
Advance payments negotiated as a contract condition	9.8	24.6
Normal profit liabilities	4.8	12.7
Estimated losses on uncompleted contracts	7.6	19.1
Total	$289.1	$310.8

NOTE 13.  INCOME TAXES

The components of income tax expense were as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Current:		As Restated
Federal	$152.3	$78.3	$85.9
State and local	35.9	17.6	19.0
Foreign	18.3	19.2	11.8
Subtotal	206.5	115.1	116.7

Deferred:
Federal	(10.5)	26.2	8.5
State and local	1.0	5.6	3.9
Foreign	(7.1)	(3.5)	(1.5)
Subtotal	(16.6)	28.3	10.9
Total income tax expense	$189.9	$143.4	$127.6

The income before income taxes, by geographic area, was as follows:

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
		As Restated
Income (loss) before income taxes and noncontrolling interests:
United States	$534.9	$158.3	$430.9
International	80.8	70.7	82.9
Total income (loss) before income taxes and noncontrolling interests	$615.7	$229.0	$513.8

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Non-Current:	As Restated	As Restated
Deferred compensation and post-retirement benefit accruals	$144.6	$111.9	$104.0
Self-insurance reserves	29.4	33.5	35.0
Property, plant and equipment	2.0	9.2	3.3
Foreign tax credits	7.1	7.1	7.1
Income tax credits	8.0	3.4	3.2
Rental accruals	21.6	16.3	9.2
Net operating losses	130.6	107.2	108.0
Other reserves	18.8	14.7	25.3
Gross non-current deferred tax assets	362.1	303.3	295.1
Valuation allowance	(127.1)	(115.9)	(96.7)
Net non-current deferred tax assets	235.0	187.4	198.4
Goodwill and other intangibles	(399.7)	(324.6)	(343.6)
Foreign subsidiary outside basis difference	(2.0)	(0.7)	(0.3)
Domestic subsidiary outside basis difference	(144.8)	(144.8)	(145.5)
Market value adjustment on acquired assets	(4.4)	(4.4)	(4.4)
Property, plant and equipment	(64.0)	(41.0)	(31.5)
Non-current deferred tax liabilities	(614.9)	(515.5)	(525.3)
Net non-current deferred tax liabilities	$(379.9)	$(328.1)	$(326.9)

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

The difference between total tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

	Year Ended
	December 28, 2012		December 30, 2011		December 31, 2010
			As Restated
(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income (loss) before taxes	$215.5	35.0%	$80.1	35.0%	$179.8	35.0%
State taxes, net of federal benefit	26.3	4.3%	17.7	7.7%	17.9	3.5%
Change in indefinite reinvestment assertion	—	—	—	—	(57.2)	(11.1%)
Adjustments to valuation allowances	4.0	0.6%	19.6	8.5%	14.6	2.8%
Adjustments related to changing foreign tax credits to deductions	—	—	—	—	12.6	2.5%
Foreign income taxed at rates other than 35%	(26.0)	(4.2%)	(28.2)	(12.3%)	(19.8)	(3.9%)
Goodwill impairment	—	—	86.3	37.7%	—	—
Exclusion of tax on noncontrolling interests	(29.9)	(4.9%)	(30.1)	(13.2%)	(23.7)	(4.6%)
Other adjustments	—	—	(2.0)	(0.8%)	3.4	0.6%
Total income tax expense	$189.9	30.8%	$143.4	62.6%	$127.6	24.8%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The effective income tax rate of 30.8% for the year ended December 28, 2012 is less than the statutory rate of 35% due primarily to the exclusion of tax on our noncontrolling interests and foreign income taxed at rates lower than 35%.

The 62.6% effective tax rate for the year ended December 30, 2011 differs from the statutory rate of 35% primarily due to the goodwill impairment charge taken during the year, a substantial portion of which is not deductible for tax purposes.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	Year Ended
	December 28,	December 30,	December 31,
(In millions)	2012	2011	2010
Revenues		As Restated
Infrastructure & Environment (1)	$3,792.1	$3,760.9	$3,248.5
Federal Services (2)	2,721.6	2,695.4	2,582.8
Energy & Construction	3,138.1	3,251.1	3,420.6
Oil & Gas (3)	1,475.1	—	—
Inter-segment, eliminations and other	(154.4)	(162.4)	(74.8)
Total revenues	$10,972.5	$9,545.0	$9,177.1
Equity in income of unconsolidated joint ventures
Infrastructure & Environment (1)	$4.0	$3.9	$2.9
Federal Services (2)	6.4	6.2	5.9
Energy & Construction (4)	93.0	122.1	61.5
Oil & Gas (3)	4.2	—	—
Total equity in income of unconsolidated joint ventures	$107.6	$132.2	$70.3
URS operating income (loss) (5)
Infrastructure & Environment (1)	$218.8	$222.0	$223.8
Federal Services (2)	249.3	196.8	165.6
Energy & Construction	140.0	134.6	127.7
Oil & Gas (3)	62.3	—	—
Corporate (6)	(99.7)	(79.5)	(71.0)
Total URS operating income (loss)	$570.7	$473.9	$446.1
Operating income (loss) (7,8)
Infrastructure & Environment (1)	$220.9	$222.0	$222.9
Federal Services (2)	249.3	(154.5)	165.6
Energy & Construction	254.2	263.1	226.9
Oil & Gas (3)	61.2	—	—
Corporate (6)	(99.7)	(79.5)	(71.0)
Total operating income (loss)	$685.9	$251.1	$544.4
Capital expenditures
Infrastructure & Environment (1)	$43.2	$51.2	$30.0
Federal Services (2)	5.5	4.8	5.6
Energy & Construction	19.0	14.8	15.9
Oil & Gas (3)	72.3	—	—
Corporate (6)	13.2	10.9	6.6
Total capital expenditures	$153.2	$81.7	$58.1
Depreciation and amortization
Infrastructure & Environment (1)	$56.5	$55.0	$42.2
Federal Services (2)	36.3	27.1	21.4
Energy & Construction	47.1	54.3	62.3
Oil & Gas (3)	87.1	—	—
Corporate (6)	6.6	6.3	7.6
Total depreciation and amortization	$233.6	$142.7	$133.5

(1)	The operating results of Scott Wilson have been included in our consolidated results since the acquisition on September 10, 2010.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

(7)
The operating income (loss) for the year ended December 30, 2011 included an $351.3 million goodwill impairment charge.  See Note 1, “Business, Basis of Presentation, and Accounting Policies,” and Note 9, “Goodwill and Intangible Assets,” for more information.

(8)
We restated Federal Services and Energy & Construction Divisions’ operating income (loss) to correct an error related to goodwill impairment charges for the year ended December 30, 2011.  See Note 1, “Business, Basis of Presentation, and Accounting Policies,” for more information.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reconciliations of segment contribution to segment operating income (loss) for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 are as follows:

	Year Ended December 28, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$218.8	$249.3	$140.0	$62.3	$(99.7)	$570.7
Noncontrolling interests	2.1	—	114.2	(1.1)	—	115.2
Operating income (loss)	$220.9	$249.3	$254.2	$61.2	$(99.7)	$685.9

	Year Ended December 30, 2011- As Restated
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$222.0	$196.8	$134.6	$—	$(79.5)	$473.9
Noncontrolling interests	—	—	128.5	—	—	128.5
Goodwill impairment	—	(351.3)	—	—	—	(351.3)
Operating income (loss)	$222.0	$(154.5)	$263.1	$—	$(79.5)	$251.1

	Year Ended December 31, 2010
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$223.8	$165.6	$127.7	$—	$(71.0)	$446.1
Noncontrolling interests	(0.9)	—	99.2	—	—	98.3
Operating income (loss)	$222.9	$165.6	$226.9	$—	$(71.0)	$544.4

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	December 28,	December 30,
(In millions)	2012	2011
Infrastructure & Environment	$8.1	$6.3
Federal Services	5.7	5.1
Energy & Construction	124.5	96.3
Oil & Gas	140.0	—
Total investments in and advances to unconsolidated joint ventures	$278.3	$107.7

Infrastructure & Environment	$141.0	$140.5
Federal Services	36.6	46.2
Energy & Construction	60.1	61.8
Oil & Gas	422.9	—
Corporate	26.9	20.9
Total property and equipment, net of accumulated depreciation	$687.5	$269.4

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Total assets by segment are as follows:

	As Restated
	December 28,	December 30,
(In millions)	2012	2011
Infrastructure & Environment	$2,267.6	$2,287.1
Federal Services	1,642.8	1,579.4
Energy & Construction	3,253.9	3,089.5
Oil & Gas	1,904.4	—
Corporate	192.3	381.1
Total assets	$9,261.0	$7,337.1

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On March 15, 2012, URS Corporation, the parent company (“URS” or “Parent”), and URS Fox US LP (“Fox LP”), a 100% owned subsidiary of Parent, issued the Senior Notes.  See Note 10, “Indebtedness,” for more information.  The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) on a joint and several basis by each of URS’ current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are 100% owned domestic obligors or 100% owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.

The Guarantee of a Guarantor will, so long as no event of default shall have occurred and be continuing with respect to the Senior Notes, be automatically and unconditionally released and discharged without any action on the part of the trustee or the holders of the Senior Notes:

•
with respect to a Guarantor which, individually or together with URS’ other domestic subsidiaries, no longer has any indebtedness of borrowed money in excess of $100.0 million outstanding and no longer guarantees, individually or together with URS’ other domestic subsidiaries, any indebtedness in excess of $100.0 million incurred by URS or any of URS’ other 100% owned domestic subsidiaries;

•
unless the Guarantor is the surviving entity, (i) upon any sale, lease or exchange of all or substantially all of the Guarantor’s assets to any person or entity not an affiliate of URS or (ii) upon any sale, exchange or transfer, to any person or entity not an affiliate of URS, of all of URS’ direct and indirect interest in such Guarantor;

•	upon the full and final payment and performance of all obligations under the indenture and the Senior Notes;

•	upon liquidation and dissolution of a Guarantor in a transaction that is not prohibited by the indenture; or

•	upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture.

In addition, the Guarantee of any domestic subsidiary that is a Guarantor will be automatically and unconditionally released and discharged, without any further action required by such Guarantor, the trustee, or the holders of the Senior Notes, if at any time such domestic subsidiary of URS that is a Guarantor is no longer a domestic subsidiary of URS.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Consistent with the arrangement between Parent and Fox LP, $299.4 million and $699.6 million of the Senior Notes are included in the liabilities of Parent and Fox LP, respectively, as of December 28, 2012, net of $1.0 million of total discount.

The following is our condensed consolidating financial information, segregating the issuers, guarantor subsidiaries and non-guarantor subsidiaries, at December 28, 2012, and December 30, 2011, and for each of the three years in the period ended December 28, 2012:

Restatement and Revisions of Previously Issued Condensed Consolidating Financial Information

Errors were identified in our Condensed Consolidating Financial Information, originally filed for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 on a Form 8-K dated April 17, 2013 and subsequently amended on a Form 8-K/A dated June 25, 2013, and on the Form 10-Q dated August 6, 2013.  These errors did not impact our consolidated financial statements.  However, on November 5, 2013, we disclosed that our previously issued financial statements for the years ended December 30, 2011 and December 28, 2012, and for the three months ended March 30, 2012, June 29, 2012, September 28, 2012, March 29, 2013 and June 28, 2013 should no longer be relied upon.

The following is a summary of all of the errors that were identified which impacted the condensed consolidating financial information contained in the Form 8-K dated April 17, 2013 and subsequently corrected in the Form 8-K/A dated June 25, 2013.  These immaterial errors are referred to in the table below as Revision 1 Adjustments.

•
Duplication of a journal entry to reclassify credit balances in intercompany receivables to intercompany payables that impacted the condensed consolidating financial information as of and for the year ended December 28, 2012.  The duplication occurred when a manual journal entry was not removed after an automated system recorded the same journal entry.

i.  Misclassification of intercompany activities that impacted the condensed consolidating financial information as of and for the years ended December 28, 2012, December 30, 2011 and December 31, 2010.  The intercompany adjustments were predominantly due to the misclassification of intercompany receivable and payable accounts.

ii.  Misclassification of balances on intercompany notes between the amounts that represent short-term and long-term obligations that impacted the condensed consolidating financial information as of December 28, 2012.

•
The elimination of Issuer Fox LP’s subsidiary was recorded in the “Eliminations” column. However, since Issuer Fox LP’s subsidiary and Issuer Fox LP’s parent are both non-guarantors, the elimination of Issuer Fox LP’s subsidiary should have been recorded within the “Non-Guarantors” column.  This error impacted the Condensed Consolidating Financial Information as of and for the year ended December 28, 2012.

•
Intercompany interest income and intercompany interest expense were previously combined or offset in the Interest income (expense) caption instead of presented as separate line items.  This caption also included intercompany royalties and general and administrative charges, which have now been separately presented within Operating Income instead of within Interest income (expense).  These adjustments impacted all periods presented in the Condensed Consolidating Financial Information.

•
An adjustment was recorded to the FYE 2010 Condensed Consolidating Financial Information reversing intercompany interest between a guarantor entity and a non-guarantor entity that actually related to and should have been recorded in FYE 2009.  This adjustment impacted the Condensed Consolidating Financial Information for the years ended December 30, 2011 and December 31, 2010.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition to the errors identified in the Form 8-K/A described above, we identified the following additional errors in the Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Cash Flows which were reported in the Form 10-Q dated August 6, 2013.  These immaterial errors are referred to in the table below as Revision 2 Adjustments.

•
Inconsistent treatment of Issuer Fox LP intercompany note and long-term debt transactions that impacted the Condensed Consolidating Financial Information for the fiscal year ended December 28, 2012.  In March 2012, the Parent and Issuer Fox LP co-issued $1.0 billion of Senior Notes.  All of the proceeds from the issuance of the Senior Notes were received by the Parent.  Consistent with the arrangement between the Parent and Issuer Fox LP, in May 2012, $200.0 million and $800.0 million of the Senior Notes were included as liabilities of Parent and Issuer Fox LP, respectively.  Intercompany notes were established between the Parent, Issuer Fox LP, and various guarantor and non-guarantor subsidiaries representing a tiered intercompany liability structure for repayment of the proceeds borrowed to acquire Flint Energy Services, Ltd (“Flint”).  As a matter of convenience, the proceeds went directly from the Parent to the depository agent to consummate the acquisition as such cash did not physically flow through all of the legal entities in the acquisition structure.  However, the intercompany activities on the Condensed Consolidating Statements of Cash Flows should have been presented as if cash had physically been transferred in order to best reflect the legal obligations of each subsidiary and the underlying economics of the transactions.  All intercompany activities were treated previously as though cash had physically been transferred, except in the Issuer Fox LP’s cash flows.  In addition, the $800.0 million of proceeds have now been treated as if cash proceeds were received by Issuer Fox LP, which is consistent with the recognition of the Senior Note liabilities described above.  We have revised the cash flows to consistently reflect these transactions.

In October 2012, approximately $100.4 million of cash was repaid on the intercompany loans created in the acquisition structure, resulting in a transfer of cash from Issuer Fox LP to the Parent.  As a result, $100.4 million of the Senior Note liabilities were reallocated to the Parent, resulting in balances at December 28, 2012 of $299.4 million and $699.6 million, for the Parent and Issuer Fox LP, respectively, net of $1.0 million of total discount.

•
The intercompany borrowings and repayments were incorrectly netted on the Condensed Consolidating Statements of Cash Flows for the years ended December 28, 2012, December 30, 2011 and December 31, 2010.  The borrowings and repayments of intercompany notes should have been presented on a gross basis as intercompany investing and financing cash flow activities.

•
Changes in accrued interest on intercompany notes were incorrectly classified as net intercompany investing and net intercompany financing activities instead of operating cash flow activities on the Condensed Consolidating Statements of Cash Flows for the year ended December 28, 2012.

•
Misclassification of an intercompany note that impacted the Condensed Consolidating Balance Sheet as of December 30, 2011 and the Condensed Consolidating Statements of Cash Flows for the year ended December 30, 2011.  The intercompany note was recorded incorrectly as three separate transactions between the Parent and several non-guarantors.  An adjustment was made to reflect a single note between the Parent and a non-guarantor, which effectively nets the balances between intercompany notes receivable and intercompany notes payable.

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

In connection with the restatement described in Note 1, “Business, Basis of Presentation, and Accounting Policies,” above, we have restated the Condensed Consolidating Balance Sheets as of December 28, 2012 and December 30, 2011, and the Condensed Consolidating Statement of Operations for the year ended December 30, 2011.  The effects of these restatements are referred to below as Restatement Adjustments.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accordingly, the condensed consolidating financial information, as of December 28, 2012 and December 30, 2011 and for the years ended December 28, 2012, December 30, 2011 and December 31, 2010, have been revised and restated to correct the errors described above.

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
Revision 1 Adjustments
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
As Revised and Restated
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
Condensed Consolidating Balance Sheets Data:
As Reported
ASSETS
Current assets:
Cash and cash equivalents	$193.8	$—	$24.4	$294.5	$(76.7)	$436.0
Accounts receivable, including retentions	—	—	705.5	456.5	(47.3)	1,114.7
Costs and accrued earnings in excess of billings on contracts	—	—	715.6	425.0	(8.6)	1,132.0
Less receivable allowances	—	—	(24.2)	(18.9)	—	(43.1)
Net accounts receivable	—	—	1,396.9	862.6	(55.9)	2,203.6
Intercompany accounts receivable	2,723.5	—	5,319.1	1,492.4	(9,535.0)	—
Deferred tax assets	3.3	—	54.3	5.4	—	63.0
Inventory	—	—	19.5	—	—	19.5
Other current assets	60.1	—	63.2	59.3	(0.8)	181.8
Total current assets	2,980.7	—	6,877.4	2,714.2	(9,668.4)	2,903.9
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,160.8	—	1,709.2	93.6	(6,855.9)	107.7
Property and equipment at cost, net	20.9	—	154.8	93.7	—	269.4
Intangible assets, net	0.2	—	259.3	262.5	—	522.0
Goodwill	—	—	1,778.7	994.3	—	2,773.0
Other long-term assets	24.3	—	249.6	25.2	(12.5)	286.6
Total assets	$8,186.9	$—	$11,029.0	$4,183.5	$(16,536.8)	$6,862.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9.0	$—	$11.2	$41.3	$—	$61.5
Accounts payable and subcontractors payable, including retentions	4.3	—	456.6	333.7	(135.5)	659.1
Accrued salaries and employee benefits	35.0	—	393.0	99.0	—	527.0
Billings in excess of costs and accrued earnings on contracts	—	—	149.5	161.3	—	310.8
Intercompany accounts payable	4,099.2	—	4,089.2	1,346.6	(9,535.0)	—
Short-term intercompany notes payable	327.8	—	19.3	393.9	(741.0)	—
Other current liabilities	3.5	—	105.6	58.9	8.5	176.5
Total current liabilities	4,478.8	—	5,224.4	2,434.7	(10,403.0)	1,734.9
Long-term debt	714.3	—	16.2	6.5	—	737.0
Deferred tax liabilities	—	—	274.6	14.1	(12.2)	276.5
Self-insurance reserves	—	—	24.6	108.1	—	132.7
Pension and post-retirement benefit obligations	—	—	162.1	113.9	—	276.0
Other long-term liabilities	4.3	—	172.6	44.2	—	221.1
Total liabilities	5,197.4	—	5,874.5	2,721.5	(10,415.2)	3,378.2
URS stockholders' equity	3,377.2	—	5,160.7	1,701.9	(6,862.6)	3,377.2
Intercompany notes receivable	(387.7)	—	(6.2)	(347.1)	741.0	—
Total URS stockholders' equity	2,989.5	—	5,154.5	1,354.8	(6,121.6)	3,377.2
Noncontrolling interests	—	—	—	107.2	—	107.2
Total stockholders' equity	2,989.5	—	5,154.5	1,462.0	(6,121.6)	3,484.4
Total liabilities and stockholders' equity	$8,186.9	$—	$11,029.0	$4,183.5	$(16,536.8)	$6,862.6

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Restatement Adjustments
ASSETS
Investments in and advances to subsidiaries and unconsolidated joint ventures	$422.9	$—	$224.1	$—	$(647.0)	$—
Goodwill	$—	$—	$250.4	$224.1	$—	$474.5
Total assets	$422.9	$—	$474.5	$224.1	$(647.0)	$474.5
LIABILITIES AND EQUITY
Deferred tax liabilities	$—	$—	$51.6	$—	$—	$51.6
Total liabilities	$—	$—	$51.6	$—	$—	$51.6
URS stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total URS stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total liabilities and stockholders' equity	$422.9	$—	$474.5	$224.1	$(647.0)	$474.5

	As of December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 1 Adjustments
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$—	$—	$(0.1)	$—	$—
Intercompany accounts receivable	$(102.3)	$—	$(166.8)	$—	$269.1	$—
Total current assets	$(102.2)	$—	$(166.8)	$(0.1)	$269.1	$—
Investments in and advances to subsidiaries and unconsolidated joint ventures	$(0.1)	$—	$—	$0.1	$—	$—
Total assets	$(102.3)	$—	$(166.8)	$—	$269.1	$—
LIABILITIES AND EQUITY
Current liabilities:
Intercompany accounts payable	$(102.3)	$—	$(166.8)	$—	$269.1	$—
Total current liabilities	$(102.3)	$—	$(166.8)	$—	$269.1	$—
Total liabilities	$(102.3)	$—	$(166.8)	$—	$269.1	$—
Total liabilities and stockholders' equity	$(102.3)	$—	$(166.8)	$—	$269.1	$—

	As of December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 2 Adjustments
LIABILITIES AND EQUITY
Current liabilities:
Short-term intercompany notes payable	$(283.6)	$—	$—	$(283.6)	$567.2	$—
Total current liabilities	$(283.6)	$—	$—	$(283.6)	$567.2	$—
Total liabilities	$(283.6)	$—	$—	$(283.6)	$567.2	$—
Intercompany notes receivable	$283.6	$—	$—	$283.6	$(567.2)	$—
Total URS stockholders' equity	$283.6	$—	$—	$283.6	$(567.2)	$—
Total stockholders' equity	$283.6	$—	$—	$283.6	$(567.2)	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised and Restated
ASSETS
Current assets:
Cash and cash equivalents	$193.9	$—	$24.4	$294.4	$(76.7)	$436.0
Accounts receivable, including retentions	—	$—	$705.5	$456.5	$(47.3)	$1,114.7
Costs and accrued earnings in excess of billings on contracts	—	$—	$715.6	$425.0	$(8.6)	$1,132.0
Less receivable allowances	—	$—	$(24.2)	$(18.9)	$—	$(43.1)
Net accounts receivable	—	$—	$1,396.9	$862.6	$(55.9)	$2,203.6
Intercompany accounts receivable	2,621.2	$—	$5,152.3	$1,492.4	$(9,265.9)	$—
Deferred tax assets	3.3	$—	$54.3	$5.4	$—	$63.0
Inventory	—	$—	$19.5	$—	$—	$19.5
Other current assets	60.1	$—	$63.2	$59.3	$(0.8)	$181.8
Total current assets	2,878.5	$—	$6,710.6	$2,714.1	$(9,399.3)	$2,903.9
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,583.6	$—	$1,933.3	$93.7	$(7,502.9)	$107.7
Property and equipment at cost, net	20.9	$—	$154.8	$93.7	$—	$269.4
Intangible assets, net	0.2	$—	$259.3	$262.5	$—	$522.0
Goodwill	—	$—	$2,029.1	$1,218.4	$—	$3,247.5
Other long-term assets	24.3	$—	$249.6	$25.2	$(12.5)	$286.6
Total assets	$8,507.5	$—	$11,336.7	$4,407.6	$(16,914.7)	$7,337.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9.0	$—	$11.2	$41.3	$—	$61.5
Accounts payable and subcontractors payable, including retentions	4.3	$—	$456.6	$333.7	$(135.5)	$659.1
Accrued salaries and employee benefits	35.0	$—	$393.0	$99.0	$—	$527.0
Billings in excess of costs and accrued earnings on contracts	—	$—	$149.5	$161.3	$—	$310.8
Intercompany accounts payable	3,996.9	$—	$3,922.4	$1,346.6	$(9,265.9)	$—
Short-term intercompany notes payable	44.2	$—	$19.3	$110.3	$(173.8)	$—
Other current liabilities	3.5	$—	$105.6	$58.9	$8.5	$176.5
Total current liabilities	4,092.9	$—	$5,057.6	$2,151.1	$(9,566.7)	$1,734.9
Long-term debt	714.3	$—	$16.2	$6.5	$—	$737.0
Deferred tax liabilities	—	$—	$326.2	$14.1	$(12.2)	$328.1
Self-insurance reserves	—	$—	$24.6	$108.1	$—	$132.7
Pension and post-retirement benefit obligations	—	$—	$162.1	$113.9	$—	$276.0
Other long-term liabilities	4.3	$—	$172.6	$44.2	$—	$221.1
Total liabilities	4,811.5	$—	$5,759.3	$2,437.9	$(9,578.9)	$3,429.8
URS stockholders' equity	3,800.1	$—	$5,583.6	$1,926.0	$(7,509.6)	$3,800.1
Intercompany notes receivable	(104.1)	$—	$(6.2)	$(63.5)	$173.8	$—
Total URS stockholders' equity	3,696.0	$—	$5,577.4	$1,862.5	$(7,335.8)	$3,800.1
Noncontrolling interests	—	$—	$—	$107.2	$—	$107.2
Total stockholders' equity	3,696.0	$—	$5,577.4	$1,969.7	$(7,335.8)	$3,907.3
Total liabilities and stockholders' equity	$8,507.5	$—	$11,336.7	$4,407.6	$(16,914.7)	$7,337.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations Data:
As Reported
Revenues	$—	$—	$6,713.8	$4,420.9	$(162.2)	$10,972.5
Cost of revenues	—	—	(6,305.0)	(4,151.7)	162.2	(10,294.5)
General and administrative expenses	(83.2)	—	—	(0.4)	—	(83.6)
Acquisition-related expenses	(6.7)	—	—	(9.4)	—	(16.1)
Equity in income (loss) in subsidiaries	297.8	20.7	149.6	8.0	(476.1)	—
Equity in income of unconsolidated joint ventures	—	—	21.5	86.1	—	107.6
Operating income (loss)	207.9	20.7	579.9	353.5	(476.1)	685.9
Interest expense	110.8	(20.3)	(107.4)	(53.8)	—	(70.7)
Other income (expenses)	(0.3)	—	—	0.8	—	0.5
Income (loss) before income taxes	318.4	0.4	472.5	300.5	(476.1)	615.7
Income tax benefit (expense)	(7.8)	7.6	(174.7)	(15.0)	—	(189.9)
Net income (loss) including noncontrolling interests	310.6	8.0	297.8	285.5	(476.1)	425.8
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(115.2)	—	(115.2)
Net income (loss) attributable to URS	$310.6	$8.0	$297.8	$170.3	$(476.1)	$310.6
Comprehensive income (loss) attributable to URS	$308.2	$8.0	$283.2	$191.5	$(482.7)	$308.2

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 1 Adjustments
Equity in income (loss) in subsidiaries	$—	$—	$—	$(20.7)	$20.7	$—
Intercompany royalty and general and administrative charges	$140.6	$—	$(122.3)	$(18.3)	$—	$—
Operating income (loss)	$140.6	$—	$(122.3)	$(39.0)	$20.7	$—
Interest expense	$(147.0)	$(2.6)	$106.6	$43.0	$—	$—
Intercompany interest income	$7.8	$2.6	$23.0	$2.0	$(35.4)	$—
Intercompany interest expense	$(1.4)	$—	$(7.3)	$(26.7)	$35.4	$—
Income (loss) before income taxes	$—	$—	$—	$(20.7)	$20.7	$—
Net income (loss) including noncontrolling interests	$—	$—	$—	$(20.7)	$20.7	$—
Net income (loss) attributable to URS	$—	$—	$—	$(20.7)	$20.7	$—
Comprehensive income (loss) attributable to URS	$—	$—	$(0.7)	$(20.7)	$21.4	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Revenues	$—	$—	$6,713.8	$4,420.9	$(162.2)	$10,972.5
Cost of revenues	—	—	(6,305.0)	(4,151.7)	162.2	(10,294.5)
General and administrative expenses	(83.2)	—	—	(0.4)	—	(83.6)
Acquisition-related expenses	(6.7)	—	—	(9.4)	—	(16.1)
Equity in income (loss) in subsidiaries	297.8	20.7	149.6	(12.7)	(455.4)	—
Equity in income of unconsolidated joint ventures	—	—	21.5	86.1	—	107.6
Intercompany royalty and general and administrative charges	140.6	—	(122.3)	(18.3)	—	—
Operating income (loss)	348.5	20.7	457.6	314.5	(455.4)	685.9
Interest expense	(36.2)	(22.9)	(0.8)	(10.8)	—	(70.7)
Intercompany interest income	7.8	2.6	23.0	2.0	(35.4)	—
Intercompany interest expense	(1.4)	—	(7.3)	(26.7)	35.4	—
Other income (expenses)	(0.3)	—	—	0.8	—	0.5
Income (loss) before income taxes	318.4	0.4	472.5	279.8	(455.4)	615.7
Income tax benefit (expense)	(7.8)	7.6	(174.7)	(15.0)	—	(189.9)
Net income (loss) including noncontrolling interests	310.6	8.0	297.8	264.8	(455.4)	425.8
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(115.2)	—	(115.2)
Net income (loss) attributable to URS	$310.6	$8.0	$297.8	$149.6	$(455.4)	$310.6
Comprehensive income (loss) attributable to URS	$308.2	$8.0	$282.5	$170.8	$(461.3)	$308.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations Data:
As Reported
Revenues	$—	$—	$6,924.6	$3,125.9	$(505.5)	$9,545.0
Cost of revenues	—	—	(6,556.0)	(2,938.3)	505.5	(8,988.8)
General and administrative expenses	(81.2)	—	—	1.7	—	(79.5)
Acquisition-related expenses	—	—	(1.0)	—	—	(1.0)
Restructuring costs	—	—	—	(5.5)	—	(5.5)
Goodwill impairment	—	—	(601.7)	(224.1)	—	(825.8)
Equity in income (loss) in subsidiaries	(487.6)	—	(78.7)	—	566.3	—
Equity in income of unconsolidated joint ventures	—	—	8.6	123.6	—	132.2
Operating income (loss)	(568.8)	—	(304.2)	83.3	566.3	(223.4)
Interest expense	118.1	—	(121.9)	(18.3)	—	(22.1)
Income (loss) before income taxes	(450.7)	—	(426.1)	65.0	566.3	(245.5)
Income tax benefit (expense)	(15.1)	—	(61.5)	(15.2)	—	(91.8)
Net income (loss) including noncontrolling interests	(465.8)	—	(487.6)	49.8	566.3	(337.3)
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(128.5)	—	(128.5)
Net income (loss) attributable to URS	$(465.8)	$—	$(487.6)	$(78.7)	$566.3	$(465.8)
Comprehensive income (loss) attributable to URS	$(539.7)	$—	$(573.1)	$(135.2)	$708.3	$(539.7)

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Restatement Adjustments
Goodwill impairment	$—	$—	$250.4	$224.1	$—	$474.5
Equity in income (loss) in subsidiaries	$422.9	$—	$224.1	$—	$(647.0)	$—
Operating income (loss)	$422.9	$—	$474.5	$224.1	$(647.0)	$474.5
Income (loss) before income taxes	$422.9	$—	$474.5	$224.1	$(647.0)	$474.5
Income tax benefit (expense)	$—	$—	$(51.6)	$—	$—	$(51.6)
Net income (loss) including noncontrolling interests	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Net income (loss) attributable to URS	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Comprehensive income (loss) attributable to URS	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 1 Adjustments
Intercompany royalty and general and administrative charges	$136.9	$—	$(122.6)	$(14.3)	$—	$—
Operating income (loss)	$136.9	$—	$(122.6)	$(14.3)	$—	$—
Interest expense	$(139.0)	$—	$121.3	$17.7	$—	$—
Intercompany interest income	$2.9	$—	$1.7	$1.7	$(6.3)	$—
Intercompany interest expense	$(0.8)	$—	$(0.4)	$(5.1)	$6.3	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised and Restated
Revenues	$—	$—	$6,924.6	$3,125.9	$(505.5)	$9,545.0
Cost of revenues	—	—	(6,556.0)	(2,938.3)	505.5	(8,988.8)
General and administrative expenses	(81.2)	—	—	1.7	—	(79.5)
Acquisition-related expenses	—	—	(1.0)	—	—	(1.0)
Restructuring costs	—	—	—	(5.5)	—	(5.5)
Goodwill impairment	—	—	(351.3)	—	—	(351.3)
Equity in income (loss) in subsidiaries	(64.7)	—	145.4	—	(80.7)	—
Equity in income of unconsolidated joint ventures	—	—	8.6	123.6	—	132.2
Intercompany royalty and general and administrative charges	136.9	—	(122.6)	(14.3)	—	—
Operating income (loss)	(9.0)	—	47.7	293.1	(80.7)	251.1
Interest expense	(20.9)	—	(0.6)	(0.6)	—	(22.1)
Intercompany interest income	2.9	—	1.7	1.7	(6.3)	—
Intercompany interest expense	(0.8)	—	(0.4)	(5.1)	6.3	—
Income (loss) before income taxes	(27.8)	—	48.4	289.1	(80.7)	229.0
Income tax benefit (expense)	(15.1)	—	(113.1)	(15.2)	—	(143.4)
Net income (loss) including noncontrolling interests	(42.9)	—	(64.7)	273.9	(80.7)	85.6
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(128.5)	—	(128.5)
Net income (loss) attributable to URS	$(42.9)	$—	$(64.7)	$145.4	$(80.7)	$(42.9)
Comprehensive income (loss) attributable to URS	$(116.8)	$—	$(150.2)	$88.9	$61.3	$(116.8)

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 31, 2010
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations Data:
As Reported
Revenues	$—	$—	$6,923.7	$2,673.4	$(420.0)	$9,177.1
Cost of revenues	—	—	(6,541.8)	(2,487.7)	420.0	(8,609.5)
General and administrative expenses	(76.6)	—	—	5.6	—	(71.0)
Acquisition-related expenses	—	—	—	(11.9)	—	(11.9)
Restructuring costs	—	—	—	(10.6)	—	(10.6)
Equity in income (loss) in subsidiaries	268.2	—	172.9	—	(441.1)	—
Equity in income of unconsolidated joint ventures	—	—	9.6	60.7	—	70.3
Operating income (loss)	191.6	—	564.4	229.5	(441.1)	544.4
Interest expense	117.0	—	(124.6)	(23.0)	—	(30.6)
Income (loss) before income taxes	308.6	—	439.8	206.5	(441.1)	513.8
Income tax benefit (expense)	(20.7)	—	(171.6)	64.7	—	(127.6)
Net income (loss) including noncontrolling interests	287.9	—	268.2	271.2	(441.1)	386.2
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(98.3)	—	(98.3)
Net income (loss) attributable to URS	$287.9	$—	$268.2	$172.9	$(441.1)	$287.9
Comprehensive income (loss) attributable to URS	$300.2	$—	$265.2	$189.3	$(454.5)	$300.2

	For the Year Ended December 31, 2010
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 1 Adjustments
Equity in income (loss) in subsidiaries	$—	$—	$11.8	$—	$(11.8)	$—
Intercompany royalty and general and administrative charges	$146.4	$—	$(138.5)	$(7.9)	$—	$—
Operating income (loss)	$146.4	$—	$(126.7)	$(7.9)	$(11.8)	$—
Interest expense	$(148.4)	$—	$126.8	$21.6	$—	$—
Intercompany interest income	$2.7	$—	$1.2	$1.9	$(5.8)	$—
Intercompany interest expense	$(0.7)	$—	$(1.3)	$(3.8)	$5.8	$—
Income (loss) before income taxes	$—	$—	$—	$11.8	$(11.8)	$—
Net income (loss) including noncontrolling interests	$—	$—	$—	$11.8	$(11.8)	$—
Net income (loss) attributable to URS	$—	$—	$—	$11.8	$(11.8)	$—
Comprehensive income (loss) attributable to URS	$—	$—	$—	$11.8	$(11.8)	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 31, 2010
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Revenues	$—	$—	$6,923.7	$2,673.4	$(420.0)	$9,177.1
Cost of revenues	—	—	(6,541.8)	(2,487.7)	420.0	(8,609.5)
General and administrative expenses	(76.6)	—	—	5.6	—	(71.0)
Acquisition-related expenses	—	—	—	(11.9)	—	(11.9)
Restructuring costs	—	—	—	(10.6)	—	(10.6)
Equity in income (loss) in subsidiaries	268.2	—	184.7	—	(452.9)	—
Equity in income of unconsolidated joint ventures	—	—	9.6	60.7	—	70.3
Intercompany royalty and general and administrative charges	146.4	—	(138.5)	(7.9)	—	—
Operating income (loss)	338.0	—	437.7	221.6	(452.9)	544.4
Interest expense	(31.4)	—	2.2	(1.4)	—	(30.6)
Intercompany interest income	2.7	—	1.2	1.9	(5.8)	—
Intercompany interest expense	(0.7)	—	(1.3)	(3.8)	5.8	—
Income (loss) before income taxes	308.6	—	439.8	218.3	(452.9)	513.8
Income tax benefit (expense)	(20.7)	—	(171.6)	64.7	—	(127.6)
Net income (loss) including noncontrolling interests	287.9	—	268.2	283.0	(452.9)	386.2
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(98.3)	—	(98.3)
Net income (loss) attributable to URS	$287.9	$—	$268.2	$184.7	$(452.9)	$287.9
Comprehensive income (loss) attributable to URS	$300.2	$—	$265.2	$201.1	$(466.3)	$300.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:
As Reported
Net cash from operating activities	$34.2	$—	$38.6	$280.7	$76.7	$430.2
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	—	(1,345.7)	—	(1,345.7)
Proceeds from disposal of property and equipment	—	—	—	25.3	—	25.3
Payments in settlement of foreign currency forward contracts	(1,260.6)	—	—	—	—	(1,260.6)
Receipts in settlement of foreign currency forward contracts	1,260.3	—	—	—	—	1,260.3
Investments in unconsolidated joint ventures	—	—	(4.3)	(0.1)	—	(4.4)
Changes in restricted cash	—	—	—	3.9	—	3.9
Capital expenditures, less equipment purchased through capital leases and equipment notes	(11.4)	—	(34.6)	(79.4)	—	(125.4)
Dividends received	—	—	0.1	—	(0.1)	—
Other intercompany investing activities	912.5	—	782.2	544.3	(2,239.0)	—
Net cash from investing activities	900.8	—	743.4	(851.7)	(2,239.1)	(1,446.6)
Cash flows from financing activities:
Borrowings from long-term debt	998.9	—	—	—	—	998.9
Payments on long-term debt	(30.0)	—	(5.7)	(2.3)	—	(38.0)
Borrowings from revolving line of credit	560.0	—	—	101.6	—	661.6
Payments on revolving line of credit	(583.6)	—	—	—	—	(583.6)
Net payments under foreign lines of credit and short-term notes	(0.8)	—	(0.2)	(19.5)	—	(20.5)
Net change in overdrafts	—	—	50.1	6.0	(1.6)	54.5
Payments on capital lease obligations	(0.8)	—	(4.9)	(8.9)	—	(14.6)
Payments of debt issuance costs	(8.8)	—	—	—	—	(8.8)
Excess tax benefits from stock-based compensation	0.1	—	—	—	—	0.1
Proceeds from employee stock purchases and exercises of stock options	8.9	—	—	—	—	8.9
Distributions to noncontrolling interests	—	—	—	(83.8)	—	(83.8)
Contributions and advances from noncontrolling interests	—	—	—	2.3	—	2.3
Dividends paid	(44.7)	—	—	(0.1)	0.1	(44.7)
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Other intercompany financing activities	(1,973.6)	—	(829.4)	564.0	2,239.0	—
Net cash from financing activities	(1,114.4)	—	(790.1)	559.3	2,237.5	892.3
Net change in cash and cash equivalents	(179.4)	—	(8.1)	(11.7)	75.1	(124.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2.6	—	2.6
Cash and cash equivalents at beginning of period	193.8	—	24.4	294.5	(76.7)	436.0
Cash and cash equivalents at end of period	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 1 Adjustments
Net cash from operating activities	$(0.1)	$—	$—	$0.1	$—	$—
Net intercompany investing activities	$30.1	$—	$75.5	$39.2	$(144.8)	$—
Net cash from investing activities	$30.1	$—	$75.5	$39.2	$(144.8)	$—
Net intercompany financing activities	$(30.1)	$—	$(75.5)	$(39.2)	$144.8	$—
Net cash from financing activities	$(30.1)	$—	$(75.5)	$(39.2)	$144.8	$—
Net change in cash and cash equivalents	$(0.1)	$—	$—	$0.1	$—	$—
Cash and cash equivalents at beginning of period	$0.1	$—	$—	$(0.1)	$—	$—

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 2 Adjustments
Net cash from operating activities	$(2.9)	$1.6	$(15.2)	$16.5	$—	$—
Investment in intercompany notes receivable	$(570.4)	$(800.0)	$(555.0)	$—	$1,925.4	$—
Receipts from intercompany notes receivable	$97.8	$113.1	$—	$30.0	$(240.9)	$—
Other intercompany investing activities	$218.4	$(14.3)	$577.5	$(312.9)	$(468.7)	$—
Net cash from investing activities	$(254.2)	$(701.2)	$22.5	$(282.9)	$1,215.8	$—
Borrowings from long-term debt	$(699.6)	$800.0	$—	$—	$(100.4)	$—
Payments on long-term debt	$—	$(100.4)	$—	$—	$100.4	$—
Intercompany notes borrowings	$—	$—	$555.0	$1,370.4	$(1,925.4)	$—
Intercompany notes repayments	$(30.0)	$—	$—	$(210.9)	$240.9	$—
Other intercompany financing activities	$986.7	$—	$(562.3)	$(893.1)	$468.7	$—
Net cash from financing activities	$257.1	$699.6	$(7.3)	$266.4	$(1,215.8)	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Net cash from operating activities	$31.2	$1.6	$23.4	$297.3	$76.7	$430.2
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	—	(1,345.7)	—	(1,345.7)
Proceeds from disposal of property and equipment	—	—	—	25.3	—	25.3
Payments in settlement of foreign currency forward contracts	(1,260.6)	—	—	—	—	(1,260.6)
Receipts in settlement of foreign currency forward contracts	1,260.3	—	—	—	—	1,260.3
Investments in unconsolidated joint ventures	—	—	(4.3)	(0.1)	—	(4.4)
Changes in restricted cash	—	—	—	3.9	—	3.9
Capital expenditures, less equipment purchased through capital leases and equipment notes	(11.4)	—	(34.6)	(79.4)	—	(125.4)
Dividends received	—	—	0.1	—	(0.1)	—
Investment in intercompany notes receivable	(570.4)	(800.0)	(555.0)	—	1,925.4	—
Receipts from intercompany notes receivable	97.8	113.1	—	30.0	(240.9)	—
Other intercompany investing activities	1,161.0	(14.3)	1,435.2	270.6	(2,852.5)	—
Net cash from investing activities	676.7	(701.2)	841.4	(1,095.4)	(1,168.1)	(1,446.6)
Cash flows from financing activities:
Borrowings from long-term debt	299.3	800.0	—	—	(100.4)	998.9
Payments on long-term debt	(30.0)	(100.4)	(5.7)	(2.3)	100.4	(38.0)
Borrowings from revolving line of credit	560.0	—	—	101.6	—	661.6
Payments on revolving line of credit	(583.6)	—	—	—	—	(583.6)
Net payments under foreign lines of credit and short-term notes	(0.8)	—	(0.2)	(19.5)	—	(20.5)
Net change in overdrafts	—	—	50.1	6.0	(1.6)	54.5
Payments on capital lease obligations	(0.8)	—	(4.9)	(8.9)	—	(14.6)
Payments of debt issuance costs	(8.8)	—	—	—	—	(8.8)
Excess tax benefits from stock-based compensation	0.1	—	—	—	—	0.1
Proceeds from employee stock purchases and exercises of stock options	8.9	—	—	—	—	8.9
Distributions to noncontrolling interests	—	—	—	(83.8)	—	(83.8)
Contributions and advances from noncontrolling interests	—	—	—	2.3	—	2.3
Dividends paid	(44.7)	—	—	(0.1)	0.1	(44.7)
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Intercompany notes borrowings	—	—	555.0	1,370.4	(1,925.4)	—
Intercompany notes repayments	(30.0)	—	—	(210.9)	240.9	—
Other intercompany financing activities	(1,017.0)	—	(1,467.2)	(368.3)	2,852.5	—
Net cash from financing activities	(887.4)	699.6	(872.9)	786.5	1,166.5	892.3
Net change in cash and cash equivalents	(179.5)	—	(8.1)	(11.6)	75.1	(124.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2.6	—	2.6
Cash and cash equivalents at beginning of period	193.9	—	24.4	294.4	(76.7)	436.0
Cash and cash equivalents at end of period	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:
As Reported
Net cash from operating activities	$(132.1)	$—	$491.9	$222.8	$(76.7)	$505.9
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	(298.4)	16.3	—	(282.1)
Proceeds from disposal of property and equipment	—	—	3.8	10.3	—	14.1
Investments in unconsolidated joint ventures	—	—	(19.5)	(0.1)	—	(19.6)
Changes in restricted cash	—	—	—	7.0	—	7.0
Capital expenditures, less equipment purchased through capital leases and equipment notes	(8.6)	—	(49.3)	(9.6)	—	(67.5)
Dividends received	—	—	5.9	—	(5.9)	—
Other intercompany investing activities	(142.1)	—	(480.2)	(437.7)	1,060.0	—
Net cash from investing activities	(150.7)	—	(837.7)	(413.8)	1,054.1	(348.1)
Cash flows from financing activities:
Borrowings from long-term debt	700.0	—	—	—	—	700.0
Payments on long-term debt	(625.0)	—	(7.3)	(0.3)	—	(632.6)
Borrowings from revolving line of credit	138.6	—	—	—	—	138.6
Payments on revolving line of credit	(115.7)	—	—	—	—	(115.7)
Net payments under foreign lines of credit and short-term notes	(0.6)	—	(1.4)	(14.4)	—	(16.4)
Net change in overdrafts	—	—	(97.2)	0.4	78.8	(18.0)
Payments on capital lease obligations	(0.5)	—	(6.1)	(4.3)	—	(10.9)
Payments of debt issuance costs	(3.9)	—	—	—	—	(3.9)
Excess tax benefits from stock-based compensation	0.8	—	—	—	—	0.8
Proceeds from employee stock purchases and exercises of stock options	11.7	—	—	—	—	11.7
Distributions to noncontrolling interests	—	—	—	(111.7)	—	(111.7)
Contributions and advances from noncontrolling interests	—	—	(0.2)	6.8	—	6.6
Dividends paid	—	—	—	(5.9)	5.9	—
Repurchases of common stock	(242.8)	—	—	—	—	(242.8)
Other intercompany financing activities	229.1	—	454.4	376.5	(1,060.0)	—
Net cash from financing activities	91.7	—	342.2	247.1	(975.3)	(294.3)
Net change in cash and cash equivalents	(191.1)	—	(3.6)	56.1	2.1	(136.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Cash and cash equivalents at beginning of period	384.9	—	28.0	239.7	(78.8)	573.8
Cash and cash equivalents at end of period	$193.8	$—	$24.4	$294.5	$(76.7)	$436.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 1 Adjustments
Net cash from operating activities	$—	$—	$(1.5)	$1.5	$—	$—
Other intercompany investing activities	$162.8	$—	$163.1	$(39.8)	$(286.1)	$—
Net cash from investing activities	$162.8	$—	$163.1	$(39.8)	$(286.1)	$—
Other intercompany financing activities	$(162.8)	$—	$(161.6)	$38.3	$286.1	$—
Net cash from financing activities	$(162.8)	$—	$(161.6)	$38.3	$286.1	$—
Cash and cash equivalents at beginning of period	$0.1	$—	$—	$(0.1)	$—	$—
Cash and cash equivalents at end of period	$0.1	$—	$—	$(0.1)	$—	$—

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 2 Adjustments
Net cash from operating activities	$—	$—	$(12.2)	$12.2	$—	$—
Dividends received	$—	$—	$12.2	$—	$(12.2)	$—
Investments in intercompany notes receivable	$(26.0)	$—	$—	$(44.9)	$70.9	$—
Other intercompany investing activities	$39.6	$—	$—	$58.5	$(98.1)	$—
Net cash from investing activities	$13.6	$—	$12.2	$13.6	$(39.4)	$—
Dividends paid	$—	$—	$—	$(12.2)	$12.2	$—
Intercompany notes borrowings	$44.2	$—	$0.7	$26.0	$(70.9)	$—
Other intercompany financing activities	$(57.8)	$—	$(0.7)	$(39.6)	$98.1	$—
Net cash from financing activities	$(13.6)	$—	$—	$(25.8)	$39.4	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Net cash from operating activities	$(132.1)	$—	$478.2	$236.5	$(76.7)	$505.9
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	(298.4)	16.3	—	(282.1)
Proceeds from disposal of property and equipment	—	—	3.8	10.3	—	14.1
Investments in unconsolidated joint ventures	—	—	(19.5)	(0.1)	—	(19.6)
Changes in restricted cash	—	—	—	7.0	—	7.0
Capital expenditures, less equipment purchased through capital leases and equipment notes	(8.6)	—	(49.3)	(9.6)	—	(67.5)
Dividends received	—	—	18.1	—	(18.1)	—
Investments in intercompany notes receivable	(26.0)	—	—	(44.9)	70.9	—
Other intercompany investing activities	60.3	—	(317.1)	(419.0)	675.8	—
Net cash from investing activities	25.7	—	(662.4)	(440.0)	728.6	(348.1)
Cash flows from financing activities:
Borrowings from long-term debt	700.0	—	—	—	—	700.0
Payments on long-term debt	(625.0)	—	(7.3)	(0.3)	—	(632.6)
Borrowings from revolving line of credit	138.6	—	—	—	—	138.6
Payments on revolving line of credit	(115.7)	—	—	—	—	(115.7)
Net payments under foreign lines of credit and short-term notes	(0.6)	—	(1.4)	(14.4)	—	(16.4)
Net change in overdrafts	—	—	(97.2)	0.4	78.8	(18.0)
Payments on capital lease obligations	(0.5)	—	(6.1)	(4.3)	—	(10.9)
Payments of debt issuance costs	(3.9)	—	—	—	—	(3.9)
Excess tax benefits from stock-based compensation	0.8	—	—	—	—	0.8
Proceeds from employee stock purchases and exercises of stock options	11.7	—	—	—	—	11.7
Distributions to noncontrolling interests	—	—	—	(111.7)	—	(111.7)
Contributions and advances from noncontrolling interests	—	—	(0.2)	6.8	—	6.6
Dividends paid	—	—	—	(18.1)	18.1	—
Repurchases of common stock	(242.8)	—	—	—	—	(242.8)
Intercompany notes borrowings	44.2	—	0.7	26.0	(70.9)	—
Other intercompany financing activities	8.5	—	292.1	375.2	(675.8)	—
Net cash from financing activities	(84.7)	—	180.6	259.6	(649.8)	(294.3)
Net change in cash and cash equivalents	(191.1)	—	(3.6)	56.1	2.1	(136.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Cash and cash equivalents at beginning of period	385.0	—	28.0	239.6	(78.8)	573.8
Cash and cash equivalents at end of period	$193.9	$—	$24.4	$294.4	$(76.7)	$436.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 31, 2010
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:
As Reported
Net cash from operating activities	$(7.0)	$—	$446.5	$85.6	$1.3	$526.4
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	—	(291.7)	—	(291.7)
Changes in cash related to consolidation and/or deconsolidation of joint ventures	—	—	21.4	(0.7)	—	20.7
Proceeds from disposal of property and equipment	—	—	4.7	3.6	—	8.3
Investments in unconsolidated joint ventures	—	—	(6.0)	—	—	(6.0)
Changes in restricted cash	—	—	—	(16.1)	—	(16.1)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(4.6)	—	(26.0)	(14.6)	—	(45.2)
Maturity of short-term investment	—	—	—	30.2	—	30.2
Dividends received	—	—	27.8	—	(27.8)	—
Other intercompany investing activities	(761.7)	—	(730.2)	(112.7)	1,604.6	—
Net cash from investing activities	(766.3)	—	(708.3)	(402.0)	1,576.8	(299.8)
Cash flows from financing activities:
Payments on long-term debt	(150.0)	—	(9.6)	—	—	(159.6)
Net payments under foreign lines of credit and short-term notes	(0.5)	—	(0.4)	(6.7)	—	(7.6)
Net change in overdrafts	—	—	14.6	—	(0.2)	14.4
Payments on capital lease obligations	(0.4)	—	(6.4)	(0.7)	—	(7.5)
Excess tax benefits from stock-based compensation	1.2	—	—	—	—	1.2
Proceeds from employee stock purchases and exercises of stock options	11.3	—	—	—	—	11.3
Distributions to noncontrolling interests	—	—	—	(107.2)	—	(107.2)
Contributions and advances from noncontrolling interests	—	—	—	8.2	—	8.2
Dividends paid	—	—	—	(27.8)	27.8	—
Repurchases of common stock	(128.3)	—	—	—	—	(128.3)
Other intercompany financing activities	1,157.7	—	239.4	207.5	(1,604.6)	—
Net cash from financing activities	891.0	—	237.6	73.3	(1,577.0)	(375.1)
Net change in cash and cash equivalents	117.7	—	(24.2)	(243.1)	1.1	(148.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1.2	—	1.2
Cash and cash equivalents at beginning of period	267.2	—	52.2	481.6	(79.9)	721.1
Cash and cash equivalents at end of period	$384.9	$—	$28.0	$239.7	$(78.8)	$573.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 31, 2010
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 1 Adjustments
Net cash from operating activities	$—	$—	$(11.8)	$11.8	$—	$—
Other intercompany investing activities	$118.1	$—	$124.2	$30.5	$(272.8)	$—
Net cash from investing activities	$118.1	$—	$124.2	$30.5	$(272.8)	$—
Other intercompany financing activities	$(118.1)	$—	$(112.4)	$(42.3)	$272.8	$—
Net cash from financing activities	$(118.1)	$—	$(112.4)	$(42.3)	$272.8	$—
Net change in cash and cash equivalents	$(0.0)	$—	$—	$—	$—	$—
Cash and cash equivalents at beginning of period	$0.1	$—	$—	$(0.1)	$—	$—
Cash and cash equivalents at end of period	$0.1	$—	$—	$(0.1)	$—	$—

	For the Year Ended December 31, 2010
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision 2 Adjustments
Net cash from operating activities	$—	$—	$(22.3)	$22.3	$—	$—
Dividends received	$—	$—	$22.3	$—	$(22.3)	$—
Investments in intercompany notes receivable	$(140.0)	$—	$—	$(0.7)	$140.7	$—
Receipts from intercompany notes receivable	$65.9	$—	$—	$—	$(65.9)	$—
Other intercompany investing activities	$344.1	$—	$—	$270.8	$(614.9)	$—
Net cash from investing activities	$270.0	$—	$22.3	$270.1	$(562.4)	$—
Dividends paid	$—	$—	$—	$(22.3)	$22.3	$—
Intercompany notes borrowings	$—	$—	$0.7	$140.0	$(140.7)	$—
Intercompany notes repayments	$—	$—	$(4.0)	$(61.9)	$65.9	$—
Other intercompany financing activities	$(270.0)	$—	$3.3	$(348.2)	$614.9	$—
Net cash from financing activities	$(270.0)	$—	$—	$(292.4)	$562.4	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Year Ended December 31, 2010
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Net cash from operating activities	$(7.0)	$—	$412.4	$119.7	$1.3	$526.4
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	—	(291.7)	—	(291.7)
Changes in cash related to consolidation and/or deconsolidation of joint ventures	—	—	21.4	(0.7)	—	20.7
Proceeds from disposal of property and equipment	—	—	4.7	3.6	—	8.3
Investments in unconsolidated joint ventures	—	—	(6.0)	—	—	(6.0)
Changes in restricted cash	—	—	—	(16.1)	—	(16.1)
Capital expenditures, less equipment purchased through capital leases and equipment notes	(4.6)	—	(26.0)	(14.6)	—	(45.2)
Maturity of short-term investment	—	—	—	30.2	—	30.2
Dividends received	—	—	50.1	—	(50.1)	—
Investments in intercompany notes receivable	(140.0)	—	—	(0.7)	140.7	—
Receipts from intercompany notes receivable	65.9	—	—	—	(65.9)	—
Other intercompany investing activities	(299.5)	—	(606.0)	188.6	716.9	—
Net cash from investing activities	(378.2)	—	(561.8)	(101.4)	741.6	(299.8)
Cash flows from financing activities:
Payments on long-term debt	(150.0)	—	(9.6)	—	—	(159.6)
Net payments under foreign lines of credit and short-term notes	(0.5)	—	(0.4)	(6.7)	—	(7.6)
Net change in overdrafts	—	—	14.6	—	(0.2)	14.4
Payments on capital lease obligations	(0.4)	—	(6.4)	(0.7)	—	(7.5)
Excess tax benefits from stock-based compensation	1.2	—	—	—	—	1.2
Proceeds from employee stock purchases and exercises of stock options	11.3	—	—	—	—	11.3
Distributions to noncontrolling interests	—	—	—	(107.2)	—	(107.2)
Contributions and advances from noncontrolling interests	—	—	—	8.2	—	8.2
Dividends paid	—	—	—	(50.1)	50.1	—
Repurchases of common stock	(128.3)	—	—	—	—	(128.3)
Intercompany notes borrowings	—	—	0.7	140.0	(140.7)	—
Intercompany notes repayments	—	—	(4.0)	(61.9)	65.9	—
Other intercompany financing activities	769.6	—	130.3	(183.0)	(716.9)	—
Net cash from financing activities	502.9	—	125.2	(261.4)	(741.8)	(375.1)
Net change in cash and cash equivalents	117.7	—	(24.2)	(243.1)	1.1	(148.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1.2	—	1.2
Cash and cash equivalents at beginning of period	267.3	—	52.2	481.5	(79.9)	721.1
Cash and cash equivalents at end of period	$385.0	$—	$28.0	$239.6	$(78.8)	$573.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 19.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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
(Continued)

NOTE 20.  RECEIVABLE AND DEFERRED INCOME TAX VALUATION ALLOWANCES

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
(Continued)

NOTE 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the years ended December 28, 2012 and December 30, 2011.  The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

	2012 Quarters Ended
(In millions, except per share data)	March 30	June 29	September 28	December 28

Revenues	$2,361.5	$2,690.7	$2,947.6	$2,972.7
Cost of revenues	(2,203.2)	(2,527.5)	(2,753.3)	(2,810.5)
Acquisition-related expenses (1)	(5.6)	(11.3)	0.8	—
Operating income (loss) (2)	161.4	149.5	203.6	171.4
Other income (expense) (3)	2.5	(9.2)	10.8	(3.6)
Income tax benefit (expense)	(48.6)	(40.5)	(66.1)	(34.7)
Net income including noncontrolling interests	105.5	79.1	127.8	113.4
Noncontrolling interests in income of consolidated subsidiaries	(25.8)	(25.5)	(21.1)	(42.8)
Net income attributable to URS	79.7	53.6	106.7	70.6

Earnings per share:
Basic	$1.08	$0.72	$1.43	$0.95
Diluted	$1.07	$0.72	$1.43	$0.95
Weighted-average shares outstanding:
Basic	74.0	74.2	74.5	74.5
Diluted	74.3	74.6	74.6	74.6

	2011 Quarters Ended
(In millions, except per share data)	April 1	July 1	September 30	December 30
			As Restated	As Restated
Revenues	$2,319.8	$2,360.3	$2,471.7	$2,393.2
Cost of revenues	(2,202.7)	(2,228.3)	(2,300.1)	(2,257.7)
Acquisition-related expenses	—	(1.0)	—	—
Restructuring costs (4)	—	—	—	(5.5)
Goodwill impairment (5)	—	—	(367.4)	16.1
Operating income (loss) (5,6)	132.1	150.6	(189.5)	157.9
Income tax benefit (expense) (5)	(39.0)	(45.5)	(15.4)	(43.5)
Net income (loss) including noncontrolling interests (5)	87.9	100.0	(210.0)	107.7
Noncontrolling interests in income of consolidated subsidiaries	(25.8)	(33.2)	(37.3)	(32.2)
Net income (loss) attributable to URS (5)	62.1	66.8	(247.3)	75.5

Earnings (loss) per share:
Basic (5)	$0.79	$0.87	$(3.20)	$0.99
Diluted (5)	$0.79	$0.86	$(3.20)	$0.99
Weighted-average shares outstanding:
Basic	78.4	77.2	77.4	76.3
Diluted	78.8	77.7	77.4	76.4

(1)	For the year ended December 28, 2012, we recorded acquisition-related expenses in connection with our acquisition of Flint. See further discussion in Note 8, “Acquisitions.”

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

(5)
For the third quarter of 2011, we recorded an estimated goodwill impairment charge of $367.4 million.  On a net, after-tax basis, this transaction resulted in decreases to net income and diluted EPS of $323.5 million and $4.18, respectively.

During the fourth quarter of 2011, we finalized our step-two goodwill impairment analysis as of September 30, 2011 and recorded a goodwill impairment adjustment of $16.1 million.  On a net, after-tax basis, this transaction resulted in increases to net income and diluted EPS of $14.1 million and $0.19, respectively.  See further discussion in Note 1, “Business, Basis of Presentation, and Accounting Policies” and Note 9, “Goodwill and Intangible Assets.”

For the quarters ended September 30, 2011 and December 30, 2011, we have restated our selected quarterly financial data due to correction of goodwill impairment charges as follows:

	As Reported	Adjustment	As Restated
(In millions)

Consolidated Statement of Operations Data:
For the quarter ended September 30, 2011
Goodwill impairment	$(798.1)	$430.7	$(367.4)
Operating income (loss)	$(620.2)	$430.7	$(189.5)
Income tax benefit (expense)	$39.5	$(54.9)	$(15.4)
Net income (loss) including noncontrolling interests	$(585.8)	$375.8	$(210.0)
Net income (loss) attributable to URS	$(623.1)	$375.8	$(247.3)
Basic earnings (loss) per share	$(8.05)	$4.85	$(3.20)
Diluted earnings (loss) per share	$(8.05)	$4.85	$(3.20)

For the quarter ended December 30, 2011
Goodwill impairment	$(27.7)	$43.8	$16.1
Operating income (loss)	$114.1	$43.8	$157.9
Income tax expense	$(46.8)	$3.3	$(43.5)
Net income (loss) including noncontrolling interests	$60.6	$47.1	$107.7
Net income (loss) attributable to URS	$28.4	$47.1	$75.5
Basic earnings (loss) per share	$0.37	$0.62	$0.99
Diluted earnings (loss) per share	$0.37	$0.62	$0.99

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K/A are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  Item 8, “Consolidated Financial Statements and Supplementary Data,” of this report sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our CEO and CFO are responsible for establishing and maintaining disclosure controls and procedures (as defined in rules promulgated under the Exchange Act) for our company.

In our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, which was originally filed on February 26, 2013 (the “Original Filing”), our CEO and CFO concluded that our disclosure controls and procedures were not effective as a result of a material weakness in internal control over financial reporting.  As discussed below in Management’s Annual Report on Internal Control over Financial Reporting, we have identified a second material weakness in internal control over financial reporting that existed as of December 28, 2012, and therefore, the conclusion of our CEO and CFO is that our disclosure controls and procedures were not effective as of December 28, 2012.

Changes in Internal Control over Financial Reporting

We acquired Flint on May 14, 2012 and management’s evaluation of the effectiveness of our internal control over financial reporting did not include Flint as of December 28, 2012.  There were no changes in our internal control over financial reporting during the quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management, with the participation of the CEO and CFO, assessed our internal control over financial reporting as of December 28, 2012, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on management’s assessment, management has concluded that we did not maintain effective control over financial reporting as of December 28, 2012 because of the material weaknesses described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Related to Journal Entries.  We did not maintain effective internal control over financial reporting as some key accounting personnel had the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries  Specifically, our internal controls over journal entries were not designed effectively to provide reasonable assurance that journal entries were appropriately recorded or that they were properly reviewed for validity, accuracy, and completeness for substantially all of the key accounts and disclosures.  While this control deficiency did not result in any audit adjustments or misstatements, it could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Material Weakness Related to Proper Application of Generally Accepted Accounting Principles.  We did not maintain effective internal control over financial reporting over the proper application of GAAP with respect to our goodwill impairment analysis in that we failed to include in the calculation of fair value the cash flows attributable to noncontrolling interests of our subsidiaries that are not wholly-owned and to incorporate market participant data in the fair value calculation for one of our reporting units.  The failure to include in the calculation of fair value the cash flows attributable to noncontrolling interests of our subsidiaries that are not wholly-owned resulted in material misstatements of the goodwill impairment charge and income tax expense in our Consolidated Statement of Operations for the year ended December 30, 2011 and in material misstatements of goodwill, long-term deferred tax liabilities and retained earnings in our Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011. Additionally, this control deficiency could result in a misstatement of the aforementioned account balance or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Annual Report on Internal Control Over Financial Reporting included in our Original Filing, our management, including our CEO and CFO, concluded that we did not maintain effective internal control over financial reporting as of December 28, 2012 because of the material weakness related to journal entries.  Management subsequently concluded that a material weakness related to the application of GAAP with respect to our goodwill impairment analysis also existed as of December 28, 2012.  As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 28, 2012, based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, management has restated its report on internal control over financial reporting to include this additional material weakness.

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

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of internal control over financial reporting at December 28, 2012 as stated in their report appearing under Item 8 of this report.

Remediation Efforts on Previously Identified Material Weaknesses

During the three months ended March 29, 2013, we re-assessed and revised our processes to address the material weakness in our internal control over financial reporting related to our journal entries; specifically the ability for some key accounting personnel who had the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries.  We have removed the ability to both prepare and post journal entries in one of our accounting and financial reporting systems.  For this system, we also performed reviews of the journal entries prepared and posted prior to the system modification, which was performed by individuals without the ability to prepare and post journal entries, to determine the entries were valid, accurate, and complete.

In those systems where system controls separating preparation and posting activities were not in effect as of March 29, 2013, we established similar reviews of the journal entries as discussed above.

Subsequent to December 28, 2012, we implemented controls to remediate the material weakness in our internal controls related to journal entries, tested the remediated controls and found them to be effective, and concluded that these efforts were sufficient to remediate this material weakness.  Subsequent to March 29, 2013, system modifications were made in certain additional accounting and financial reporting systems to remove the ability for an individual to both prepare and post a journal entry.

We have re-assessed and revised our processes to take steps to remediate the material weakness in our internal controls related to our goodwill impairment analysis.  Specifically, we have provided our financial reporting personnel with training and enhanced review controls over the goodwill impairment analysis.  We believe we have made significant progress toward the remediation of this material weakness; however, the controls have not been in place and operating for a sufficient period to validate remediation.  As we continue to evaluate and test the improvements to our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or decide to modify certain of the remediation measures described above.  We expect that it will be remediated in 2013, although there can be no assurances that our efforts will be effective.

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

(1)                 Financial Statements and Supplementary Data, As Restated

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
		8-K	4.1	10/20/2011
4.2	Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP, and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.3	First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association, including the form of the Issuers’ 3.850% Senior Notes due 2017.	8-K	4.02	3/20/2012
4.4	Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association, including the form of the Issuers’ 5.000% Senior Notes due 2022.	8-K	4.03	3/20/2012
4.5	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.6	5/18/2012
4.6	Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
4.7	Indenture, dated as of June 8, 2011, by and among Flint Energy Services Ltd., Computershare Trust Company of Canada and the guarantors listed on the signature pages thereto.	8-K	4.1	5/18/2012
4.8	Supplemental Indenture, dated as of October 20, 2011, among Flint Energy Services Ltd., Computershare Trust Company of Canada, Carson Energy Services Ltd. and Supreme Oilfield Construction Ltd.	8-K	4.2	5/18/2012

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.9	Second Supplemental Indenture, dated as of May 14, 2012, among Flint Energy Services Ltd. and Computershare Trust Company of Canada.	8-K	4.3	5/18/2012
4.10	Third Supplemental Indenture, dated as of May 14, 2012, among Flint Energy Services Ltd., URS Corporation, URS Fox US LP, the additional guarantor parties thereto and Computershare Trust Company of Canada.	8-K	4.4	5/18/2012
4.11	Fourth Supplemental Indenture, dated as of May 15, 2012, among Flint Energy Services Ltd. and Computershare Trust Company of Canada.	8-K	4.5	5/18/2012
4.12	Fifth Supplemental Indenture, dated as of September 24, 2012, among Flint Energy Services Ltd., the additional guarantor parties thereto and Computershare Trust Company of Canada.	8-K	4.1	9/26/2012
4.13	Registation Rights Agreement, dated as of March 15, 2012, among the Issuers, the Guarantors, Citibank Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.	8-K	4.04	3/20/2012
4.14	Form of Universe Bidco Limited Loan Note Instrument constituting up to £30,000,000 Floating Range Loan Notes 2015.	10-Q	4.2	11/9/2010
4.15	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991
10.1*	Employee Stock Purchase Plan of URS Corporation approved as of May 22, 2008.	DEF 14A	Appendix C	4/22/2008
10.2*	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3*	URS Corporation 2008 Equity Incentive Plan, approved on May 22, 2008.	8-K	10.1	5/23/2008
10.4*	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2010.	10-Q	10.1	8/10/2010
10.5*	URS Corporation 2008 Equity Incentive Plan, as amended on May 26, 2011.	8-K	10.1	6/1/2011
10.6*	URS Corporation 2008 Equity Incentive Plan, amended on May 24, 2012.	8-K	10.1	5/30/2012
10.7*	Non-Executive Directors Stock Grant Plan of URS Corporation, adopted December 17, 1996.	10-K	10.5	1/14/1997
10.8*	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991
10.9*	URS Corporation Restated Incentive Compensation Plan.	8-K	10.1	3/31/2009
10.10*	URS Corporation Restated Incentive Compensation Plan 2012 Plan Year Summary.	8-K	10.1	4/2/2012
10.11*	Description of Base Salary, 2012 Performance Metrics and Target Bonuses.	8-K	N/A	4/2/2012
10.12*	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.13*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-Q	10.3	5/12/2010
10.14*	First Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	11/12/2009
10.15*	Second Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	11/12/2009
10.16*	Third Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	11/12/2009

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.17*	Fourth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	5/12/2010
10.18*	Fifth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/12/2010
10.19*	Sixth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	5/20/2010
10.20*	Seventh Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/10/2011
10.21*	Eight Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.	10-K	10.21	2/26/2013
10.22*	Ninth Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.	10-K	10.22	2/26/2013
10.23*	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.24*	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006
10.25*	Second Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.1	12/10/2008
10.26*	Third Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 13, 2011.	8-K	10.1	12/14/2011
10.27*	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006
10.28*	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.2	12/10/2008
10.29*	Employment Agreement between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.30*	First Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.31*	Second Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.32*	Fourth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.33*	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.	10-Q	10.6	8/6/2008
10.34*	Sixth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 26, 2012.	10-K	10.34	2/26/2013
10.35*	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.	10-Q	10.9	8/6/2008
10.36*	Revised Compensatory Arrangement for Reed N. Brimhall.	10-Q	10.3	11/12/2009

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.37*	Second Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of November 28, 2012.	10-K	10.37	2/26/2013
10.38*	Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.39*	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.	10-Q	10.7	8/6/2008
10.40*	Second Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of November 28, 2012.	10-K	10.40	2/26/2013
10.41*	Amended and Restated Employment Agreement between URS Corporation, a Nevada corporation and Thomas W. Bishop, dated as of June 1, 2011.	10-Q	10.2	8/9/2011
10.42*	First Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of November 28, 2012.	10-K	10.42	2/26/2013
10.43*	Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.44*	First Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of August 1, 2008.	10-Q	10.8	8/6/2008
10.45*	Second Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 27, 2012.	10-K	10.45	2/26/2013
10.46*	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005
10.47*	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.	10-Q	10.5	8/6/2008
10.48*	Second Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of November 25, 2012.	10-K	10.48	2/26/2013
10.49*	Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of September 18, 2009.	10-Q	10.1	11/12/2009
10.50*	First Amendment to Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of November 28, 2012.	10-K	10.50	2/26/2013
10.51*	Employment Agreement between Robert W. Zaist and Washington Group International, Inc., dated as of November 8, 2009.	10-Q	10.4	5/10/2011
10.52*	First Amendment to Employment Agreement between Robert W. Zaist and Washington Group International, Inc., dated as of November 28, 2012.	10-K	10.52	2/26/2013
10.53*	Revised Compensatory Arrangement for Robert W. Zaist.	10-Q	10.3	8/9/2011
10.54*	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.55*	First Amendment to the July 12, 2004 Restricted Stock Unit Award Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.3	12/10/2008

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.56*	Employment Agreement between Flint Energy Services Ltd. and William John Lingard.	10-Q	10.56	8/7/2012
10.57*	2008 Equity Incentive Plan Restricted Stock Award between URS and Martin M. Koffel, dated December 10, 2008.	8-K	10.4	12/10/2008
10.58*	Form of Restricted Stock Award Grant Notice and Agreement for Martin M. Koffel under the URS Corporation 2008 Equity Incentive Plan, dated January 2, 2012.	8-K	10.2	12/14/2011
10.59*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as a separate agreement between URS Corporation and Gary V. Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.60*	Form of 1999 Equity Incentive Plan Restricted Stock Award as of May 25, 2006.	8-K	10.2	5/31/2006
10.61*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	8-K	10.5	12/10/2008
10.62*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	8-K	10.6	12/10/2008
10.63*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	10-Q	10.7	11/12/2009
10.64*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	10-Q	10.8	11/12/2009
10.65*	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, William Lingard, Joseph Masters, Randall A. Wotring, H. Thomas Hicks and Robert W. Zaist	10-Q	10.3	6/14/2004
10.66*	Form of Director Indemnification Agreement between URS Corporation and each of Mickey P. Foret, Senator William H. Frist, Lydia H. Kennard, Donald R. Knauss, Martin M. Koffel, Timothy McLevish, General Joseph W. Ralston, USAF (Ret.), John D. Roach, Douglas W. Stotlar, and William P. Sullivan.	10-Q	10.4	6/14/2004
10.67*	Description of URS Corporation tax gross-up policy.	8-K	N/A	4/29/2009
10.68*	URS Energy & Construction Holdings, Inc. Restoration Plan.	10-K	10.58	2/28/2011
21.1	Subsidiaries of URS Corporation	10-K	21.1	2/26/2013
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of attorney of URS Corporation's directors and officers.	10-K	24.1	2/26/2013
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure	10-K	95	2/26/2013

Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.
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

URS Corporation
(Registrant)

Dated: November 21, 2013	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin M. Koffel*	Chairman of the Board of Directors and Chief Executive Officer	November 21, 2013
Martin M. Koffel

/s/ H. Thomas Hicks	Chief Financial Officer	November 21, 2013
H. Thomas Hicks

/s/ Reed N. Brimhall	Vice President and Chief Accounting Officer	November 21, 2013
Reed N. Brimhall

/s/ Mickey Foret*	Director	November 21, 2013
Mickey Foret

/s/ William H. Frist*	Director	November 21, 2013
William H. Frist

/s/ Lydia H. Kennard*	Director	November 21, 2013
Lydia H. Kennard

/s/ Donald R. Knauss*	Director	November 21, 2013
Donald R. Knauss

/s/ Timothy R. McLevish*	Director	November 21, 2013
Timothy R. McLevish

/s/ Joseph W. Ralston*	Director	November 21, 2013
Joseph W. Ralston

/s/ John D. Roach*	Director	November 21, 2013
John D. Roach

/s/ Douglas W. Stotlar*	Director	November 21, 2013
Douglas W. Stotlar

/s/ William P. Sullivan*	Director	November 21, 2013
William P. Sullivan

Signature

* By /s/ H. Thomas Hicks
H. Thomas Hicks (attorney-in-fact)

* By /s/ Reed N. Brimhall
Reed N. Brimhall (attorney-in-fact)