Form 10-Q/A
period 2013-03-29
URS CORP /NEW/
filed 2013-11-21
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013, which was originally filed on May 7, 2013 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements as of March 29, 2013 and December 28, 2012 and to amend related disclosures, including our discussion of our controls and procedures.

As described in more detail in Note 1 of Notes to our Condensed Consolidated Financial Statements, the restatement is necessary to correct our application of Financial Accounting Standards Board Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”).  During the course of the interim goodwill impairment analysis that we performed for the quarter ended September 27, 2013, we determined that the methodology that we previously used to calculate the fair values of our reporting units did not comply with ASC 350 and, as a result, the amount of the non-cash goodwill impairment charge recorded in 2011 was overstated and our 2011 net loss was overstated.   ASC 350 requires that the fair value of reporting units reflect the entire business, including the portion attributable to the noncontrolling interests of subsidiaries that are not wholly owned.  However, we incorrectly calculated the fair values according to previous rules and excluded the portions attributable to those noncontrolling interests.  After considering the issue, we have concluded that we should have included the portion attributable to the noncontrolling interests of our less than wholly owned subsidiaries in the calculation, which would have increased the fair values of our reporting units that have noncontrolling interests.  To correct this error, we determined that we must restate our Consolidated Financial Statements as of December 28, 2012 and December 30, 2011 and for the year ended December 30, 2011, as well as for certain interim periods.  The effects of the restatement on the accompanying consolidated financial statements are discussed in more detail in Note 1 to our Condensed Consolidated Financial Statements appearing in Part 1 – Item  1 of this Form 10-Q/A. We are also amending and restating our Annual Report on Form 10-K for the year ended December 28, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2013, filed concurrently with this Form 10-Q/A.

The effects of a material weakness related to the application of generally accepted accounting principles (“GAAP”) with respect to our goodwill impairment analysis are discussed in more detail in Item 4, Controls and Procedures.  We have also reflected revisions to give effect to immaterial omitted disclosures and errors with respect to changes in estimates in Note 1 and to the condensed consolidating financial information in Note 17 to our Condensed Consolidated Financial Statements appearing in Part 1 – Item  1 of this Form 10-Q/A.

This Form 10-Q/A sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A amends and restates only the following Items of the Original Filing, and only with respect to matters affected by the restatement, the material weakness related to the application of GAAP with respect to our goodwill impairment analysis, disclosures related to changes in estimates in Note 1, and disclosures and errors related to the condensed consolidating financial information in Note 17 to our Condensed Consolidated Financial Statements:

Part I
•	Item 1. Consolidated Financial Statements
•	Item 4. Controls and Procedures
Part II
•	Item 1A. Risk Factors
•	Item 6. Exhibits

We are also filing certifications from our Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32, and various exhibits related to XBRL.  This Form 10-Q/A does not modify or update other disclosures presented in the Original Filing, other than to correct typographical and other immaterial errors, including the exhibits to the Original Filing, to reflect any events occurring after the date of the Original Filing.  Accordingly, except for the items identified above, this Form 10-Q/A speaks as of May 7, 2013, the date of the Original Filing, and any forward-looking statements represent management’s views as of the date of the Original Filing and should not be assumed to be correct as of any date thereafter.  This Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; conversions of future backlog and book of business into revenues; future accounts receivable and days sales outstanding; future completion of our Form S-4 and associated interest related to our bonds; future stock-based compensation expenses and the number of shares authorized and issuable under our equity plan; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future insurance coverage and recoveries; future debt payments and capital expenditures; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; federal sequestration; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 58, Risk Factors beginning on page 83, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements, As Restated
	Condensed Consolidated Balance Sheets
	March 29, 2013 and December 28, 2012	3
	Condensed Consolidated Statements of Operations
	Three months ended March 29, 2013 and March 30, 2012	4
	Condensed Consolidated Statements of Comprehensive Income
	Three months ended March 29, 2013 and March 30, 2012	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Three months ended March 29, 2013 and March 30, 2012	6
	Condensed Consolidated Statements of Cash Flows
	Three months ended March 29, 2013 and March 30, 2012	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	58
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures, As Restated	81

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	83
Item 1A.	Risk Factors, As Restated	83
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	101
Item 3.	Defaults Upon Senior Securities	102
Item 4.	Mine Safety Disclosure	102
Item 5.	Other Information	102
Item 6.	Exhibits, As Restated	103

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	March 29, 2013	December 28, 2012
ASSETS	As Restated	As Restated
Current assets:
Cash and cash equivalents	$248.8	$314.5
Accounts receivable, including retentions of $129.1 and $114.4, respectively	1,522.2	1,554.8
Costs and accrued earnings in excess of billings on contracts	1,326.7	1,384.3
Less receivable allowances	(67.8)	(69.7)
Net accounts receivable	2,781.1	2,869.4
Deferred tax assets	73.6	67.6
Inventory	60.1	61.5
Other current assets	186.9	204.2
Total current assets	3,350.5	3,517.2
Investments in and advances to unconsolidated joint ventures	272.2	278.3
Property and equipment at cost, net	680.5	687.5
Intangible assets, net	655.5	692.2
Goodwill	3,704.4	3,721.6
Other long-term assets	435.4	364.2
Total assets	$9,098.5	$9,261.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$83.0	$71.8
Accounts payable and subcontractors payable, including retentions of $31.9 and $32.3, respectively	680.7	803.5
Accrued salaries and employee benefits	535.2	558.8
Billings in excess of costs and accrued earnings on contracts	264.2	289.1
Other current liabilities	259.5	277.8
Total current liabilities	1,822.6	2,001.0
Long-term debt	2,002.4	1,992.5
Deferred tax liabilities	381.1	379.9
Self-insurance reserves	133.1	129.8
Pension and post-retirement benefit obligations	288.5	300.9
Other long-term liabilities	291.1	271.0
Total liabilities	4,918.8	5,075.1
Commitments and contingencies (Note 15)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 89.1 and 88.9 shares issued, respectively; and 76.0 and 76.8 shares outstanding, respectively	0.9	0.9
Treasury stock, 13.1 and 12.1 shares at cost, respectively	(540.0)	(494.9)
Additional paid-in capital	3,021.0	3,003.9
Accumulated other comprehensive loss (Note 16)	(145.6)	(113.2)
Retained earnings	1,703.2	1,647.3
Total URS stockholders’ equity	4,039.5	4,044.0
Noncontrolling interests	140.2	141.9
Total stockholders’ equity	4,179.7	4,185.9
Total liabilities and stockholders’ equity	$9,098.5	$9,261.0

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

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
						As Restated	As Restated		As Restated
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$1,398.1	$3,800.1	$107.2	$3,907.3
Employee stock purchases and exercises of stock options	—	—	—	1.0	—	—	1.0	—	1.0
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation	0.2	—	—	11.3	—	—	11.3	—	11.3
Excess tax benefits from stock-based compensation	—	—	—	0.4	—	—	0.4	—	0.4
Foreign currency translation adjustments, net of tax	—	—	—	—	21.1	—	21.1	—	21.1
Pension and post-retirement related adjustments, net of tax	—	—	—	—	1.1	—	1.1	—	1.1
Loss on derivative instruments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(15.2)	(15.2)	—	(15.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15.5)	(15.5)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.5	0.5
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Net income (loss) including noncontrolling interests	—	—	—	—	—	79.7	79.7	25.8	105.5
Balances, March 30, 2012	75.9	$0.9	$(494.9)	$2,979.4	$(89.3)	$1,462.6	$3,858.7	$118.7	$3,977.4

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  – UNAUDITED (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
						As Restated	As Restated		As Restated
Balances, December 28, 2012	76.8	$0.9	$(494.9)	$3,003.9	$(113.2)	$1,647.3	$4,044.0	$141.9	$4,185.9
Employee stock purchases and exercises of stock options	0.2	—	—	6.3	—	—	6.3	—	6.3
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation	—	—	—	11.0	—	—	11.0	—	11.0
Foreign currency translation adjustments, net of tax	—	—	—	—	(36.3)	—	(36.3)	—	(36.3)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	3.9	—	3.9	—	3.9
Repurchases of common stock	(1.0)	—	(45.1)	—	—	—	(45.1)	—	(45.1)
Cash dividends declared	—	—	—	—	—	(16.0)	(16.0)	—	(16.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15.7)	(15.7)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.4	0.4
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Net income (loss) including noncontrolling interests	—	—	—	—	—	71.9	71.9	14.9	86.8
Balances, March 29, 2013	76.0	$0.9	$(540.0)	$3,021.0	$(145.6)	$1,703.2	$4,039.5	$140.2	$4,179.7

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2012.  The results of operations for the three months ended March 29, 2013 are not indicative of the operating results for the full year or for future years.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Restatement of Previously Reported Consolidated Financial Statements

We have restated our Condensed Consolidated Balance Sheets as of March 29, 2013 and December 28, 2012 and Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 29, 2013 and March 30, 2012 and the related notes due to the incorrect application of Financial Accounting Standards Board Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“ASC 350”) during our goodwill impairment analysis.  This error resulted in an overstatement of our goodwill impairment charge of $474.5 million, an understatement of income tax expense of $51.6 million, an overstatement of net loss including noncontrolling interests of $422.9 million and an overstatement of net loss attributable to URS of $422.9 million ($5.47 per share) in our Consolidated Statement of Operations for the year ended December 30, 2011.  In addition, this error resulted in an understatement in goodwill of $474.5 million, an understatement of long-term deferred tax liabilities of $51.6 million and an understatement of retained earnings of $422.9 million in our Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011.  Concurrently with this Form 10-Q/A, we are also amending and restating our Form 10-Q for the quarterly period ended June 28, 2013 and our Form 10-K for the year ended December 28, 2012.

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

This error resulted in the misstatement of our goodwill, deferred tax liabilities and retained earnings balances as follows:

	As Reported	Adjustment	As Restated
(In millions)
Consolidated Balance Sheet Data:
Balance as of March 29, 2013
Goodwill	$3,229.9	$474.5	$3,704.4
Total assets	$8,624.0	$474.5	$9,098.5
Deferred tax liabilities	$329.5	$51.6	$381.1
Total liabilities	$4,867.2	$51.6	$4,918.8
Retained earnings	$1,280.3	$422.9	$1,703.2
Total URS stockholders' equity	$3,616.6	$422.9	$4,039.5
Total stockholders' equity	$3,756.8	$422.9	$4,179.7
Total liabilities and stockholders' equity	$8,624.0	$474.5	$9,098.5

Balance as of December 28, 2012
Goodwill	$3,247.1	$474.5	$3,721.6
Total assets	$8,786.5	$474.5	$9,261.0
Deferred tax liabilities	$328.3	$51.6	$379.9
Total liabilities	$5,023.5	$51.6	$5,075.1
Retained earnings	$1,224.4	$422.9	$1,647.3
Total URS stockholders' equity	$3,621.1	$422.9	$4,044.0
Total stockholders' equity	$3,763.0	$422.9	$4,185.9
Total liabilities and stockholders' equity	$8,786.5	$474.5	$9,261.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As Reported	Adjustment	As Restated
Consolidated Statement of Changes in Stockholders' Equity Data:
Balance as of December 30, 2011
Retained earnings	$975.2	$422.9	$1,398.1
Total URS stockholders' equity	$3,377.2	$422.9	$3,800.1
Total stockholders' equity	$3,484.4	$422.9	$3,907.3

For the Three Months Ended March 30, 2012
Retained earnings	$1,039.7	$422.9	$1,462.6
Total URS stockholders' equity	$3,435.8	$422.9	$3,858.7
Total stockholders' equity	$3,554.5	$422.9	$3,977.4

Balance as of December 28, 2012
Retained earnings	$1,224.4	$422.9	$1,647.3
Total URS stockholders' equity	$3,621.1	$422.9	$4,044.0
Total stockholders' equity	$3,763.0	$422.9	$4,185.9

For the Three Months Ended March 29, 2013
Retained earnings	$1,280.3	$422.9	$1,703.2
Total URS stockholders' equity	$3,616.6	$422.9	$4,039.5
Total stockholders' equity	$3,756.8	$422.9	$4,179.7

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

During the three months ended March 29, 2013, our results of operations included the recognition of $23.7 million of performance-based incentive fees from our work managing chemical demilitarization programs.  These changes in estimates resulted in increases of $23.7 million in operating income, $14.2 million in net income and $0.19 in diluted earnings per common share (“diluted EPS”) for the three months ended March 29, 2013.

During the three months ended March 30, 2012, our results of operations included the recognition of a $40.0 million programmatic schedule incentive fee achieved when multiple chemical demilitarization contracts each met its milestones during the period.  This change in estimate resulted in increases of $40.0 million in operating income, $24.0 million in net income, and $0.32 in diluted EPS for the three months ended March 30, 2012.

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
March 30, 2012(1)

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

Stock Repurchase Program

The following table summarizes our stock repurchase activities for the three months ended March 29, 2013 and March 30, 2012:

	Three Months Ended
(In millions, except average price paid	March 29,	March 30,
per share)	2013	2012

Common stock repurchase shares	1.0	1.0
Average price paid per share	$42.96	$40.00
Cost of common stock repurchased	$45.1	$40.0

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

These four segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2012.  The information disclosed in our condensed consolidated financial statements is based on the four segments that compose our current organizational structure.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Reconciliations of URS operating income by segment to segment operating income for the three months ended March 29, 2013 and March 30, 2012 are as follows:

	Three Months Ended March 29, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$40.8	$99.1	$12.3	$8.2	$(22.7)	$137.7
Noncontrolling interests	0.5	—	14.8	(0.4)	—	14.9
Operating income (loss)	$41.3	$99.1	$27.1	$7.8	$(22.7)	$152.6

	Three Months Ended March 30, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$45.4	$93.0	$22.8	$—	$(25.6)	$135.6
Noncontrolling interests	0.5	—	25.3	—	—	25.8
Operating income (loss)	$45.9	$93.0	$48.1	$—	$(25.6)	$161.4
Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	March 29,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$9.0	$8.1
Federal Services	6.6	5.7
Energy & Construction	119.6	124.5
Oil & Gas	137.0	140.0
Total investments in and advances to unconsolidated joint ventures	$272.2	$278.3

Infrastructure & Environment	$139.8	$141.0
Federal Services	40.0	36.6
Energy & Construction	58.4	60.1
Oil & Gas	412.6	422.9
Corporate	29.7	26.9
Total property and equipment, net of accumulated depreciation	$680.5	$687.5

Total assets by segment are as follows:

	As Restated
	March 29,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$2,180.7	$2,267.6
Federal Services	1,633.9	1,642.8
Energy & Construction	3,240.4	3,253.9
Oil & Gas	1,860.3	1,904.4
Corporate	183.2	192.3
Total assets	$9,098.5	$9,261.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Interim Goodwill Review

Due to the incorrect application of the requirements of the applicable goodwill accounting guidance during our annual and interim goodwill impairment analysis, we have revised our impairment analysis for the quarterly period ended March 29, 2013.

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews when triggering events occur.  During the first quarter of 2013, a government sequestration order was signed canceling budgetary resources across the federal government for fiscal year 2013.  The budget cuts spread across many key government programs and agencies, several of which were related to markets we serve.  This event prompted us to perform an interim goodwill impairment test as of March 29, 2013.  Management determined that three of our seven reporting units could potentially be impacted by the federal sequester.  We performed an analysis to determine whether the fair value of each reporting unit was less than its carrying amount.  Analytical procedures were also performed to include an analysis of the impact on stock market prices of URS and comparable companies, review of stock analyst reports, and management guidance and commentary from comparable companies.  Based on the revised analysis, it was determined that there was no impairment due to the sequestration event.

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

Consistent with the arrangement between the Parent and Fox LP as of both December 28, 2012 and March 29, 2013, $299.4 million and $699.6 million of the Senior Notes are included in the liabilities of the Parent and Fox LP, respectively, net of $1.0 million of total discount.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Restatement and Revision of Previously Issued Condensed Consolidating Financial Information

Subsequent to initially filing the condensed consolidating financial information, immaterial errors described below were discovered, which impacted the previously presented condensed consolidating financial information.  These immaterial errors are referred to in the table below as Revision Adjustments.  The Revision Adjustments impacting the Condensed Consolidating Balance Sheets as of March 29, 2013 and December 28, 2012, and Condensed Consolidating Statements of Cash Flows for the for the quarters ended March 29, 2013 and March 30, 2012 included:

•	An adjustment relating to intercompany receivables and intercompany payables as of December 28, 2012.

•	Misclassifications of intercompany receivable/payable activities and misclassification of intercompany notes between short-term and long-term as of December 28, 2012.

•	A misclassification of an elimination entry that should have been recorded within the non-guarantor column instead of the cross-elimination column as of March 29, 2013 and December 28, 2012.

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

•
Inconsistent treatment of cash flow activities related to long-term debt and intercompany notes between various legal entities that impacted the Condensed Consolidating Statements of Cash Flows for the three months ended March 29, 2013.

•
Gross presentation of intercompany investing and financing cash flow activities related to the borrowings and repayments of intercompany notes.  The intercompany borrowings and repayments were incorrectly netted on the Condensed Consolidating Statements of Cash Flows for the quarters ended March 29, 2013 and March 30, 2012.

•
Changes in accrued interest on intercompany notes were incorrectly classified as net intercompany investing and net intercompany financing activities instead of operating cash flow activities on the Condensed Consolidating Statements of Cash Flows for the quarters ended March 29, 2013 and March 30, 2012.

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

In connection with the restatement described in Note 1, “Business, Basis of Presentation, and Accounting Policies,” we have restated the Condensed Consolidating Balance Sheets as of March 29, 2013 and December 28, 2012.  The effects of these restatements are referred to below as Restatement Adjustments.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following table presents the effects of the Restatement Adjustments and Revision Adjustments on the Condensed Consolidating Balance Sheets as of March 29, 2013 and December 28, 2012.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As of March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Restatement Adjustments
ASSETS
Investments in and advances to subsidiaries and unconsolidated joint ventures	$422.9	$—	$224.1	$—	$(647.0)	$—
Goodwill	$—	$—	$250.4	$224.1	$—	$474.5
Total assets	$422.9	$—	$474.5	$224.1	$(647.0)	$474.5
LIABILITIES AND EQUITY
Deferred tax liabilities	$—	$—	$51.6	$—	$—	$51.6
Total liabilities	$—	$—	$51.6	$—	$—	$51.6
URS stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total URS stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total stockholders' equity	$422.9	$—	$422.9	$224.1	$(647.0)	$422.9
Total liabilities and stockholders' equity	$422.9	$—	$474.5	$224.1	$(647.0)	$474.5

	As of March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision Adjustments
ASSETS
Investments in and advances to subsidiaries and unconsolidated joint ventures	$(0.1)	$—	$(0.1)	$(28.4)	$28.6	$—
Other long-term assets	$0.1	$—	$—	$(0.1)	$—	$—
Total assets	$—	$—	$(0.1)	$(28.5)	$28.6	$—
LIABILITIES AND EQUITY
URS stockholders' equity	$—	$—	$(0.1)	$(28.5)	$28.6	$—
Total URS stockholders' equity	$—	$—	$(0.1)	$(28.5)	$28.6	$—
Total stockholders' equity	$—	$—	$(0.1)	$(28.5)	$28.6	$—
Total liabilities and stockholders' equity	$—	$—	$(0.1)	$(28.5)	$28.6	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As of March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised and Restated
ASSETS
Current assets:
Cash and cash equivalents	$49.0	$—	$13.0	$226.9	$(40.1)	$248.8
Accounts receivable, including retentions	—	—	828.7	724.2	(30.7)	1,522.2
Costs and accrued earnings in excess of billings on contracts	—	—	765.3	565.2	(3.8)	1,326.7
Less receivable allowances	—	—	(30.0)	(37.8)	—	(67.8)
Net accounts receivable	—	—	1,564.0	1,251.6	(34.5)	2,781.1
Intercompany accounts receivable	1,757.1	25.1	3,944.1	1,289.4	(7,015.7)	—
Deferred tax assets	7.8	—	64.8	1.0	—	73.6
Inventory	—	—	4.8	55.3	—	60.1
Other current assets	35.0	—	78.6	94.0	(20.7)	186.9
Total current assets	1,848.9	25.1	5,669.3	2,918.2	(7,111.0)	3,350.5
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,858.3	28.4	1,970.0	227.9	(7,812.4)	272.2
Property and equipment at cost, net	29.7	—	159.0	491.8	—	680.5
Intangible assets, net	0.2	—	214.5	440.8	—	655.5
Goodwill	—	—	2,029.1	1,675.3	—	3,704.4
Other long-term assets	21.6	—	337.0	81.5	(4.7)	435.4
Total assets	$7,758.7	$53.5	$10,378.9	$5,835.5	$(14,928.1)	$9,098.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32.6	$—	$9.9	$40.5	$—	$83.0
Accounts payable and subcontractors payable, including retentions	4.3	—	344.9	371.3	(39.8)	680.7
Accrued salaries and employee benefits	33.3	—	338.2	163.7	—	535.2
Billings in excess of costs and accrued earnings on contracts	—	—	147.0	117.4	(0.2)	264.2
Intercompany accounts payable	3,107.7	6.7	2,804.5	1,096.8	(7,015.7)	—
Short-term intercompany notes payable	14.3	—	20.2	21.6	(56.1)	—
Other current liabilities	101.8	16.8	128.0	78.5	(65.6)	259.5
Total current liabilities	3,294.0	23.5	3,792.7	1,889.8	(7,177.4)	1,822.6
Long-term debt	1,001.7	699.6	16.8	284.3	—	2,002.4
Deferred tax liabilities	—	—	302.9	82.9	(4.7)	381.1
Self-insurance reserves	—	—	17.6	115.5	—	133.1
Pension and post-retirement benefit obligations	—	—	181.1	107.4	—	288.5
Long-term intercompany notes payable	—	—	564.3	1,267.3	(1,831.6)	—
Other long-term liabilities	3.1	—	238.0	50.0	—	291.1
Total liabilities	4,298.8	723.1	5,113.4	3,797.2	(9,013.7)	4,918.8
URS stockholders' equity	4,039.5	11.2	5,858.3	1,932.8	(7,802.3)	4,039.5
Intercompany notes receivable	(579.6)	(680.8)	(592.8)	(34.5)	1,887.7	—
Total URS stockholders' equity	3,459.9	(669.6)	5,265.5	1,898.3	(5,914.6)	4,039.5
Noncontrolling interests	—	—	—	140.0	0.2	140.2
Total stockholders' equity	3,459.9	(669.6)	5,265.5	2,038.3	(5,914.4)	4,179.7
Total liabilities and stockholders' equity	$7,758.7	$53.5	$10,378.9	$5,835.5	$(14,928.1)	$9,098.5

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations Data:
As Reported
Revenues	$—	$—	$1,671.4	$1,211.5	$(80.4)	$2,802.5
Cost of revenues	—	—	(1,549.2)	(1,182.5)	80.4	(2,651.3)
General and administrative expenses	(22.2)	—	—	(0.5)	—	(22.7)
Equity in income (loss) in subsidiaries	65.9	7.7	6.3	3.2	(83.1)	—
Equity in income of unconsolidated joint ventures	—	—	3.1	21.0	—	24.1
Operating income (loss)	43.7	7.7	131.6	52.7	(83.1)	152.6
Interest expense	31.8	(7.2)	(26.9)	(18.8)	—	(21.1)
Other income (expenses)	—	—	—	(2.5)	—	(2.5)
Income (loss) before income taxes	75.5	0.5	104.7	31.4	(83.1)	129.0
Income tax benefit (expense)	(3.6)	2.7	(38.8)	(2.5)	—	(42.2)
Net income (loss) including noncontrolling interests	71.9	3.2	65.9	28.9	(83.1)	86.8
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(14.9)	—	(14.9)
Net income (loss) attributable to URS	$71.9	$3.2	$65.9	$14.0	$(83.1)	$71.9
Comprehensive income (loss) attributable to URS	$39.5	$3.2	$36.3	$(23.4)	$(16.1)	$39.5

	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision Adjustments
Equity in income (loss) in subsidiaries	$—	$—	$—	$(7.7)	$7.7	$—
Intercompany royalty and general and administrative charges	$37.4	$—	$(33.0)	$(4.4)	$—	$—
Operating income (loss)	$37.4	$—	$(33.0)	$(12.1)	$7.7	$—
Interest expense	$(39.7)	$(0.9)	$26.5	$14.1	$—	$—
Intercompany interest income	$2.6	$0.9	$9.0	$0.3	$(12.8)	$—
Intercompany interest expense	$(0.3)	$—	$(2.5)	$(10.0)	$12.8	$—
Income (loss) before income taxes	$—	$—	$—	$(7.7)	$7.7	$—
Net income (loss) including noncontrolling interests	$—	$—	$—	$(7.7)	$7.7	$—
Net income (loss) attributable to URS	$—	$—	$—	$(7.7)	$7.7	$—
Comprehensive income (loss) attributable to URS	$—	$—	$—	$(7.7)	$7.7	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Revenues	$—	$—	$1,671.4	$1,211.5	$(80.4)	$2,802.5
Cost of revenues	—	—	(1,549.2)	(1,182.5)	80.4	(2,651.3)
General and administrative expenses	(22.2)	—	—	(0.5)	—	(22.7)
Equity in income (loss) in subsidiaries	65.9	7.7	6.3	(4.5)	(75.4)	—
Equity in income of unconsolidated joint ventures	—	—	3.1	21.0	—	24.1
Intercompany royalty and general and administrative charges	37.4	—	(33.0)	(4.4)	—	—
Operating income (loss)	81.1	7.7	98.6	40.6	(75.4)	152.6
Interest expense	(7.9)	(8.1)	(0.4)	(4.7)	—	(21.1)
Intercompany interest income	2.6	0.9	9.0	0.3	(12.8)	—
Intercompany interest expense	(0.3)	—	(2.5)	(10.0)	12.8	—
Other income (expenses)	—	—	—	(2.5)	—	(2.5)
Income (loss) before income taxes	75.5	0.5	104.7	23.7	(75.4)	129.0
Income tax benefit (expense)	(3.6)	2.7	(38.8)	(2.5)	—	(42.2)
Net income (loss) including noncontrolling interests	71.9	3.2	65.9	21.2	(75.4)	86.8
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(14.9)	—	(14.9)
Net income (loss) attributable to URS	$71.9	$3.2	$65.9	$6.3	$(75.4)	$71.9
Comprehensive income (loss) attributable to URS	$39.5	$3.2	$36.3	$(31.1)	$(8.4)	$39.5

	For the Three Months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Operations Data:
As Reported
Revenues	$—	$—	$1,714.3	$755.6	$(108.4)	$2,361.5
Cost of revenues	—	—	(1,593.0)	(718.6)	108.4	(2,203.2)
General and administrative expenses	(20.4)	—	—	0.4	—	(20.0)
Acquisition-related expenses	(5.6)	—	—	—	—	(5.6)
Equity in income (loss) in subsidiaries	76.9	—	30.2	—	(107.1)	—
Equity in income of unconsolidated joint ventures	—	—	2.1	26.6	—	28.7
Operating income (loss)	50.9	—	153.6	64.0	(107.1)	161.4
Interest expense	28.6	—	(35.1)	(3.3)	—	(9.8)
Other income (expenses)	2.5	—	—	—	—	2.5
Income (loss) before income taxes	82.0	—	118.5	60.7	(107.1)	154.1
Income tax benefit (expense)	(2.3)	—	(41.6)	(4.7)	—	(48.6)
Net income (loss) including noncontrolling interests	79.7	—	76.9	56.0	(107.1)	105.5
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(25.8)	—	(25.8)
Net income (loss) attributable to URS	$79.7	$—	$76.9	$30.2	$(107.1)	$79.7
Comprehensive income (loss) attributable to URS	$101.2	$—	$100.6	$55.3	$(155.9)	$101.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Three Months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision Adjustments
Intercompany royalty and general and administrative charges	$37.8	$—	$(34.4)	$(3.4)	$—	$—
Operating income (loss)	$37.8	$—	$(34.4)	$(3.4)	$—	$—
Interest expense	$(37.9)	$—	$34.8	$3.1	$—	$—
Intercompany interest income	$0.6	$—	$0.5	$1.3	$(2.4)	$—
Intercompany interest expense	$(0.5)	$—	$(0.9)	$(1.0)	$2.4	$—

	For the Three Months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Revenues	$—	$—	$1,714.3	$755.6	$(108.4)	$2,361.5
Cost of revenues	—	—	(1,593.0)	(718.6)	108.4	(2,203.2)
General and administrative expenses	(20.4)	—	—	0.4	—	(20.0)
Acquisition-related expenses	(5.6)	—	—	—	—	(5.6)
Equity in income (loss) in subsidiaries	76.9	—	30.2	—	(107.1)	—
Equity in income of unconsolidated joint ventures	—	—	2.1	26.6	—	28.7
Intercompany royalty and general and administrative charges	37.8	—	(34.4)	(3.4)	—	—
Operating income (loss)	88.7	—	119.2	60.6	(107.1)	161.4
Interest expense	(9.3)	—	(0.3)	(0.2)	—	(9.8)
Intercompany interest income	0.6	—	0.5	1.3	(2.4)	—
Intercompany interest expense	(0.5)	—	(0.9)	(1.0)	2.4	—
Other income (expenses)	2.5	—	—	—	—	2.5
Income (loss) before income taxes	82.0	—	118.5	60.7	(107.1)	154.1
Income tax benefit (expense)	(2.3)	—	(41.6)	(4.7)	—	(48.6)
Net income (loss) including noncontrolling interests	79.7	—	76.9	56.0	(107.1)	105.5
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(25.8)	—	(25.8)
Net income (loss) attributable to URS	$79.7	$—	$76.9	$30.2	$(107.1)	$79.7
Comprehensive income (loss) attributable to URS	$101.2	$—	$100.6	$55.3	$(155.9)	$101.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:
As Reported
Net cash from operating activities	$20.9	$—	$42.5	$(12.4)	$(1.3)	$49.7
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	—	3.4	—	3.4
Investments in unconsolidated joint ventures	—	—	(0.1)	—	—	(0.1)
Changes in restricted cash	—	—	—	1.9	—	1.9
Capital expenditures, less equipment purchased through capital leases and equipment notes	(1.6)	—	(7.3)	(16.1)	—	(25.0)
Other intercompany investing activities	85.0	—	(3.1)	(29.3)	(52.6)	—
Net cash from investing activities	83.4	—	(10.5)	(40.1)	(52.6)	(19.8)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1.2)	—	—	(1.2)
Borrowings from revolving line of credit	255.0	—	—	—	—	255.0
Payments on revolving line of credit	(195.0)	—	—	(39.5)	—	(234.5)
Net payments under foreign lines of credit and short-term notes	(0.2)	—	(0.1)	(2.0)	—	(2.3)
Net change in overdrafts	—	—	3.3	2.7	(37.4)	(31.4)
Payments on capital lease obligations	(0.2)	—	(1.2)	(3.1)	—	(4.5)
Proceeds from employee stock purchases and exercises of stock options	6.3	—	—	—	—	6.3
Distributions to noncontrolling interests	—	—	—	(15.7)	—	(15.7)
Contributions and advances from noncontrolling interests	—	—	—	0.6	0.2	0.8
Dividends paid	(14.9)	—	—	—	—	(14.9)
Repurchases of common stock	(45.1)	—	—	—	—	(45.1)
Other intercompany financing activities	(75.6)	—	(36.1)	59.1	52.6	—
Net cash from financing activities	(69.7)	—	(35.3)	2.1	15.4	(87.5)
Net change in cash and cash equivalents	34.6	—	(3.3)	(50.4)	(38.5)	(57.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(8.1)	—	(8.1)
Cash and cash equivalents at beginning of period	14.4	—	16.3	285.4	(1.6)	314.5
Cash and cash equivalents at end of period	$49.0	$—	$13.0	$226.9	$(40.1)	$248.8

	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision Adjustments
Net cash from operating activities	$4.6	$—	$(6.3)	$1.7	$—	$—
Other intercompany investing activities	$(5.4)	$—	$9.0	$0.2	$(3.8)	$—
Net cash from investing activities	$(5.4)	$—	$9.0	$0.2	$(3.8)	$—
Other intercompany financing activities	$0.8	$—	$(2.7)	$(1.9)	$3.8	$—
Net cash from financing activities	$0.8	$—	$(2.7)	$(1.9)	$3.8	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Net cash from operating activities	$25.5	$—	$36.2	$(10.7)	$(1.3)	$49.7
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	—	3.4	—	3.4
Investments in unconsolidated joint ventures	—	—	(0.1)	—	—	(0.1)
Changes in restricted cash	—	—	—	1.9	—	1.9
Capital expenditures, less equipment purchased through capital leases and equipment notes	(1.6)	—	(7.3)	(16.1)	—	(25.0)
Other intercompany investing activities	79.6	—	5.9	(29.1)	(56.4)	—
Net cash from investing activities	78.0	—	(1.5)	(39.9)	(56.4)	(19.8)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1.2)	—	—	(1.2)
Borrowings from revolving line of credit	255.0	—	—	—	—	255.0
Payments on revolving line of credit	(195.0)	—	—	(39.5)	—	(234.5)
Net payments under foreign lines of credit and short-term notes	(0.2)	—	(0.1)	(2.0)	—	(2.3)
Net change in overdrafts	—	—	3.3	2.7	(37.4)	(31.4)
Payments on capital lease obligations	(0.2)	—	(1.2)	(3.1)	—	(4.5)
Proceeds from employee stock purchases and exercises of stock options	6.3	—	—	—	—	6.3
Distributions to noncontrolling interests	—	—	—	(15.7)	—	(15.7)
Contributions and advances from noncontrolling interests	—	—	—	0.6	0.2	0.8
Dividends paid	(14.9)	—	—	—	—	(14.9)
Repurchases of common stock	(45.1)	—	—	—	—	(45.1)
Other intercompany financing activities	(74.8)	—	(38.8)	57.2	56.4	—
Net cash from financing activities	(68.9)	—	(38.0)	0.2	19.2	(87.5)
Net change in cash and cash equivalents	34.6	—	(3.3)	(50.4)	(38.5)	(57.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(8.1)	—	(8.1)
Cash and cash equivalents at beginning of period	14.4	—	16.3	285.4	(1.6)	314.5
Cash and cash equivalents at end of period	$49.0	$—	$13.0	$226.9	$(40.1)	$248.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the three months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows Data:
As Reported
Net cash from operating activities	$13.8	$—	$(95.6)	$44.9	$16.2	$(20.7)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	0.4	9.1	—	9.5
Investments in unconsolidated joint ventures	—	—	(4.0)	—	—	(4.0)
Changes in restricted cash	—	—	—	1.7	—	1.7
Capital expenditures, less equipment purchased through capital leases and equipment notes	(3.2)	—	(10.2)	(4.4)	—	(17.8)
Other intercompany investing activities	401.8	—	162.6	37.6	(602.0)	—
Net cash from investing activities	398.6	—	148.8	44.0	(602.0)	(10.6)
Cash flows from financing activities:
Borrowings from long-term debt	998.9	—	—	—	—	998.9
Payments on long-term debt	—	—	(1.6)	—	—	(1.6)
Borrowings from revolving line of credit	50.0	—	—	—	—	50.0
Payments on revolving line of credit	(73.6)	—	—	—	—	(73.6)
Net payments under foreign lines of credit and short-term notes	(0.2)	—	—	(8.7)	—	(8.9)
Net change in overdrafts	—	—	(0.6)	1.2	—	0.6
Payments on capital lease obligations	(0.2)	—	(1.3)	(1.1)	—	(2.6)
Payments of debt issuance costs	(8.7)	—	—	—	—	(8.7)
Excess tax benefits from stock-based compensation	0.4	—	—	—	—	0.4
Proceeds from employee stock purchases and exercises of stock options	1.0	—	—	—	—	1.0
Distributions to noncontrolling interests	—	—	—	(15.5)	—	(15.5)
Contributions and advances from noncontrolling interests	—	—	0.2	0.3	—	0.5
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Other intercompany financing activities	(447.2)	—	(58.0)	(96.8)	602.0	—
Net cash from financing activities	480.4	—	(61.3)	(120.6)	602.0	900.5
Net change in cash and cash equivalents	892.8	—	(8.1)	(31.7)	16.2	869.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.3	—	4.3
Cash and cash equivalents at beginning of period	193.8	—	24.4	294.5	(76.7)	436.0
Cash and cash equivalents at end of period	$1,086.6	$—	$16.3	$267.1	$(60.5)	$1,309.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the three months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revision Adjustments
Net cash from operating activities	$(0.2)	$—	$0.2	$—	$—	$—
Receipts from intercompany notes receivable	$23.1	$—	$—	$—	$(23.1)	$—
Other intercompany investing activities	$(306.1)	$—	$—	$—	$306.1	$—
Net cash from investing activities	$(283.0)	$—	$—	$—	$283.0	$—
Intercompany notes repayments	$—	$—	$—	$(23.1)	$23.1	$—
Other intercompany financing activities	$283.2	$—	$(0.2)	$23.1	$(306.1)	$—
Net cash from financing activities	$283.2	$—	$(0.2)	$—	$(283.0)	$—

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	For the three months Ended March 30, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Revised
Net cash from operating activities	$13.6	$—	$(95.4)	$44.9	$16.2	$(20.7)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	0.4	9.1	—	9.5
Investments in unconsolidated joint ventures	—	—	(4.0)	—	—	(4.0)
Changes in restricted cash	—	—	—	1.7	—	1.7
Capital expenditures, less equipment purchased through capital leases and equipment notes	(3.2)	—	(10.2)	(4.4)	—	(17.8)
Receipts from intercompany notes receivable	23.1	—	—	—	(23.1)	—
Other intercompany investing activities	95.7	—	162.6	37.6	(295.9)	—
Net cash from investing activities	115.6	—	148.8	44.0	(319.0)	(10.6)
Cash flows from financing activities:
Borrowings from long-term debt	998.9	—	—	—	—	998.9
Payments on long-term debt	—	—	(1.6)	—	—	(1.6)
Borrowings from revolving line of credit	50.0	—	—	—	—	50.0
Payments on revolving line of credit	(73.6)	—	—	—	—	(73.6)
Net payments under foreign lines of credit and short-term notes	(0.2)	—	—	(8.7)	—	(8.9)
Net change in overdrafts	—	—	(0.6)	1.2	—	0.6
Payments on capital lease obligations	(0.2)	—	(1.3)	(1.1)	—	(2.6)
Payments of debt issuance costs	(8.7)	—	—	—	—	(8.7)
Excess tax benefits from stock-based compensation	0.4	—	—	—	—	0.4
Proceeds from employee stock purchases and exercises of stock options	1.0	—	—	—	—	1.0
Distributions to noncontrolling interests	—	—	—	(15.5)	—	(15.5)
Contributions and advances from noncontrolling interests	—	—	0.2	0.3	—	0.5
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Intercompany notes repayments	—	—	—	(23.1)	23.1	—
Other intercompany financing activities	(164.0)	—	(58.2)	(73.7)	295.9	—
Net cash from financing activities	763.6	—	(61.5)	(120.6)	319.0	900.5
Net change in cash and cash equivalents	892.8	—	(8.1)	(31.7)	16.2	869.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.3	—	4.3
Cash and cash equivalents at beginning of period	193.8	—	24.4	294.5	(76.7)	436.0
Cash and cash equivalents at end of period	$1,086.6	$—	$16.3	$267.1	$(60.5)	$1,309.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following is our condensed consolidating financial information, segregating the issuers, guarantor subsidiaries and non-guarantor subsidiaries, as of March 29, 2013 and December 28, 2012, and for the three months ended March 29, 2013 and March 30, 2012.

	CONDENSED CONSOLIDATING BALANCE SHEETS – UNAUDITED
	As of March 29, 2013 – As Revised and Restated
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$49.0	$—	$13.0	$226.9	$(40.1)	$248.8
Accounts receivable, including retentions	—	—	828.7	724.2	(30.7)	1,522.2
Costs and accrued earnings in excess of billings on contracts	—	—	765.3	565.2	(3.8)	1,326.7
Less receivable allowances	—	—	(30.0)	(37.8)	—	(67.8)
Net accounts receivable	—	—	1,564.0	1,251.6	(34.5)	2,781.1
Intercompany accounts receivable	1,757.1	25.1	3,944.1	1,289.4	(7,015.7)	—
Deferred tax assets	7.8	—	64.8	1.0	—	73.6
Inventory	—	—	4.8	55.3	—	60.1
Other current assets	35.0	—	78.6	94.0	(20.7)	186.9
Total current assets	1,848.9	25.1	5,669.3	2,918.2	(7,111.0)	3,350.5
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,858.3	28.4	1,970.0	227.9	(7,812.4)	272.2
Property and equipment at cost, net	29.7	—	159.0	491.8	—	680.5
Intangible assets, net	0.2	—	214.5	440.8	—	655.5
Goodwill	—	—	2,029.1	1,675.3	—	3,704.4
Other long-term assets	21.6	—	337.0	81.5	(4.7)	435.4
Total assets	$7,758.7	$53.5	$10,378.9	$5,835.5	$(14,928.1)	$9,098.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32.6	$—	$9.9	$40.5	$—	$83.0
Accounts payable and subcontractors payable, including retentions	4.3	—	344.9	371.3	(39.8)	680.7
Accrued salaries and employee benefits	33.3	—	338.2	163.7	—	535.2
Billings in excess of costs and accrued earnings on contracts	—	—	147.0	117.4	(0.2)	264.2
Intercompany accounts payable	3,107.7	6.7	2,804.5	1,096.8	(7,015.7)	—
Short-term intercompany notes payable	14.3	—	20.2	21.6	(56.1)	—
Other current liabilities	101.8	16.8	128.0	78.5	(65.6)	259.5
Total current liabilities	3,294.0	23.5	3,792.7	1,889.8	(7,177.4)	1,822.6
Long-term debt	1,001.7	699.6	16.8	284.3	—	2,002.4
Deferred tax liabilities	—	—	302.9	82.9	(4.7)	381.1
Self-insurance reserves	—	—	17.6	115.5	—	133.1
Pension and post-retirement benefit obligations	—	—	181.1	107.4	—	288.5
Long-term intercompany notes payable	—	—	564.3	1,267.3	(1,831.6)	—
Other long-term liabilities	3.1	—	238.0	50.0	—	291.1
Total liabilities	4,298.8	723.1	5,113.4	3,797.2	(9,013.7)	4,918.8
URS stockholders' equity	4,039.5	11.2	5,858.3	1,932.8	(7,802.3)	4,039.5
Intercompany notes receivable	(579.6)	(680.8)	(592.8)	(34.5)	1,887.7	—
Total URS stockholders' equity	3,459.9	(669.6)	5,265.5	1,898.3	(5,914.6)	4,039.5
Noncontrolling interests	—	—	—	140.0	0.2	140.2
Total stockholders' equity	3,459.9	(669.6)	5,265.5	2,038.3	(5,914.4)	4,179.7
Total liabilities and stockholders' equity	$7,758.7	$53.5	$10,378.9	$5,835.5	$(14,928.1)	$9,098.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of December 28, 2012 – As Revised and Restated
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
	For the Three Months Ended March 29, 2013 – As Revised
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,671.4	$1,211.5	$(80.4)	$2,802.5
Cost of revenues	—	—	(1,549.2)	(1,182.5)	80.4	(2,651.3)
General and administrative expenses	(22.2)	—	—	(0.5)	—	(22.7)
Equity in income (loss) in subsidiaries	65.9	7.7	6.3	(4.5)	(75.4)	—
Equity in income of unconsolidated joint ventures	—	—	3.1	21.0	—	24.1
Intercompany royalty and general and administrative charges	37.4	—	(33.0)	(4.4)	—	—
Operating income (loss)	81.1	7.7	98.6	40.6	(75.4)	152.6
Interest expense	(7.9)	(8.1)	(0.4)	(4.7)	—	(21.1)
Intercompany interest income	2.6	0.9	9.0	0.3	(12.8)	—
Intercompany interest expense	(0.3)	—	(2.5)	(10.0)	12.8	—
Other income (expenses)	—	—	—	(2.5)	—	(2.5)
Income (loss) before income taxes	75.5	0.5	104.7	23.7	(75.4)	129.0
Income tax benefit (expense)	(3.6)	2.7	(38.8)	(2.5)	—	(42.2)
Net income (loss) including noncontrolling interests	71.9	3.2	65.9	21.2	(75.4)	86.8
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(14.9)	—	(14.9)
Net income (loss) attributable to URS	$71.9	$3.2	$65.9	$6.3	$(75.4)	$71.9
Comprehensive income (loss) attributable to URS	$39.5	$3.2	$36.3	$(31.1)	$(8.4)	$39.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
	For the Three Months Ended March 30, 2012 – As Revised
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,714.3	$755.6	$(108.4)	$2,361.5
Cost of revenues	—	—	(1,593.0)	(718.6)	108.4	(2,203.2)
General and administrative expenses	(20.4)	—	—	0.4	—	(20.0)
Acquisition-related expenses	(5.6)	—	—	—	—	(5.6)
Equity in income (loss) in subsidiaries	76.9	—	30.2	—	(107.1)	—
Equity in income of unconsolidated joint ventures	—	—	2.1	26.6	—	28.7
Intercompany royalty and general and administrative charges	37.8	—	(34.4)	(3.4)	—	—
Operating income (loss)	88.7	—	119.2	60.6	(107.1)	161.4
Interest expense	(9.3)	—	(0.3)	(0.2)	—	(9.8)
Intercompany interest income	0.6	—	0.5	1.3	(2.4)	—
Intercompany interest expense	(0.5)	—	(0.9)	(1.0)	2.4	—
Other income (expenses)	2.5	—	—	—	—	2.5
Income (loss) before income taxes	82.0	—	118.5	60.7	(107.1)	154.1
Income tax benefit (expense)	(2.3)	—	(41.6)	(4.7)	—	(48.6)
Net income (loss) including noncontrolling interests	79.7	—	76.9	56.0	(107.1)	105.5
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(25.8)	—	(25.8)
Net income (loss) attributable to URS	$79.7	$—	$76.9	$30.2	$(107.1)	$79.7
Comprehensive income (loss) attributable to URS	$101.2	$—	$100.6	$55.3	$(155.9)	$101.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – UNAUDITED
	For the Three Months Ended March 29, 2013 – As Revised
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$25.5	$—	$36.2	$(10.7)	$(1.3)	$49.7
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	—	3.4	—	3.4
Investments in unconsolidated joint ventures	—	—	(0.1)	—	—	(0.1)
Changes in restricted cash	—	—	—	1.9	—	1.9
Capital expenditures, less equipment purchased through capital leases and equipment notes	(1.6)	—	(7.3)	(16.1)	—	(25.0)
Other intercompany investing activities	79.6	—	5.9	(29.1)	(56.4)	—
Net cash from investing activities	78.0	—	(1.5)	(39.9)	(56.4)	(19.8)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1.2)	—	—	(1.2)
Borrowings from revolving line of credit	255.0	—	—	—	—	255.0
Payments on revolving line of credit	(195.0)	—	—	(39.5)	—	(234.5)
Net payments under foreign lines of credit and short-term notes	(0.2)	—	(0.1)	(2.0)	—	(2.3)
Net change in overdrafts	—	—	3.3	2.7	(37.4)	(31.4)
Payments on capital lease obligations	(0.2)	—	(1.2)	(3.1)	—	(4.5)
Proceeds from employee stock purchases and exercises of stock options	6.3	—	—	—	—	6.3
Distributions to noncontrolling interests	—	—	—	(15.7)	—	(15.7)
Contributions and advances from noncontrolling interests	—	—	—	0.6	0.2	0.8
Dividends paid	(14.9)	—	—	—	—	(14.9)
Repurchases of common stock	(45.1)	—	—	—	—	(45.1)
Other intercompany financing activities	(74.8)	—	(38.8)	57.2	56.4	—
Net cash from financing activities	(68.9)	—	(38.0)	0.2	19.2	(87.5)
Net change in cash and cash equivalents	34.6	—	(3.3)	(50.4)	(38.5)	(57.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(8.1)	—	(8.1)
Cash and cash equivalents at beginning of period	14.4	—	16.3	285.4	(1.6)	314.5
Cash and cash equivalents at end of period	$49.0	$—	$13.0	$226.9	$(40.1)	$248.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS – UNAUDITED
	For the Three Months Ended March 30, 2012 – As Revised
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$13.6	$—	$(95.4)	$44.9	$16.2	$(20.7)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	0.4	9.1	—	9.5
Investments in unconsolidated joint ventures	—	—	(4.0)	—	—	(4.0)
Changes in restricted cash	—	—	—	1.7	—	1.7
Capital expenditures, less equipment purchased through capital leases and equipment notes	(3.2)	—	(10.2)	(4.4)	—	(17.8)
Receipts from intercompany notes receivable	23.1	—	—	—	(23.1)	—
Other intercompany investing activities	95.7	—	162.6	37.6	(295.9)	—
Net cash from investing activities	115.6	—	148.8	44.0	(319.0)	(10.6)
Cash flows from financing activities:
Borrowings from long-term debt	998.9	—	—	—	—	998.9
Payments on long-term debt	—	—	(1.6)	—	—	(1.6)
Borrowings from revolving line of credit	50.0	—	—	—	—	50.0
Payments on revolving line of credit	(73.6)	—	—	—	—	(73.6)
Net payments under foreign lines of credit and short-term notes	(0.2)	—	—	(8.7)	—	(8.9)
Net change in overdrafts	—	—	(0.6)	1.2	—	0.6
Payments on capital lease obligations	(0.2)	—	(1.3)	(1.1)	—	(2.6)
Payments of debt issuance costs	(8.7)	—	—	—	—	(8.7)
Excess tax benefits from stock-based compensation	0.4	—	—	—	—	0.4
Proceeds from employee stock purchases and exercises of stock options	1.0	—	—	—	—	1.0
Distributions to noncontrolling interests	—	—	—	(15.5)	—	(15.5)
Contributions and advances from noncontrolling interests	—	—	0.2	0.3	—	0.5
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Intercompany notes repayment	—	—	—	(23.1)	23.1	—
Other intercompany financing activities	(164.0)	—	(58.2)	(73.7)	295.9	—
Net cash from financing activities	763.6	—	(61.5)	(120.6)	319.0	900.5
Net change in cash and cash equivalents	892.8	—	(8.1)	(31.7)	16.2	869.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.3	—	4.3
Cash and cash equivalents at beginning of period	193.8	—	24.4	294.5	(76.7)	436.0
Cash and cash equivalents at end of period	$1,086.6	$—	$16.3	$267.1	$(60.5)	$1,309.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 2.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 83; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2012, which was previously filed with the Securities and Exchange Commission (“SEC”).

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

Net income attributable to URS was $71.9 million for the three months ended March 29, 2013 compared with net income of $79.7 million for the three months ended March 30, 2012, a decrease of 9.8%.  Net income for the three months ended March 29, 2013 included earnings from Flint, which we acquired in May 2012.  The decrease in net income in the first quarter of 2013 was primarily due to a decrease in equity in income of unconsolidated joint ventures, decline in earnings from the substantial completion of one large power project and the slowdown of another large power project, decrease in earnings from a Department of Energy (“DOE”) nuclear cleanup project, an increase in interest and amortization expense related to the Flint acquisition, and lower operating income margins. These decreases were partially offset by the recognition of performance-based incentive fees from our work managing chemical demilitarization programs, as well as by acquisition-related expenses in the comparable period during the prior year.

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

Book of Business

As of March 29, 2013 and December 28, 2012, our total book of business was $24.2 billion and $24.9 billion, respectively.  Please see Book of Business on page 62 for more information.

Business Trends

It is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 83.  Government budget deficits and debt burdens, federal sequestration, slow economic growth, and efforts made to address any of these issues could negatively affect our business.  In particular, federal expenditures have been and are expected to continue to be adversely affected due to sequestration and other federal budget issues, such as the Budget Control Act of 2011 that imposed automatic federal budget cuts beginning in fiscal year 2013.  These are in addition to the budget cuts required over the next 10 years, and could severely impact our defense and other federal services.  Any significant reduction in federal government spending could reduce the demand for our overall services, and result in the cancellation or delay of existing projects, as well as potential projects in our book of business.

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

INTERIM GOODWILL REVIEW

Due to the incorrect application of the requirements of the applicable goodwill accounting guidance during our annual and interim goodwill impairment analysis, we have revised our impairment analysis for quarterly period ended March 29, 2013.

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews when triggering events occur.  During the first quarter of 2013, a government sequestration order was signed canceling budgetary resources across the federal government for fiscal year 2013.  The budget cuts spread across many key government programs and agencies, several of which were related to markets we serve.  This event prompted us to perform an interim goodwill impairment test as of March 29, 2013 .  Management determined that three of our seven reporting units could potentially be impacted by the federal sequester.  We performed an analysis to determine whether the fair value of each reporting unit was less than its carrying amount.  Analytical procedures were also performed to include an analysis of the impact on stock market prices of URS and comparable companies, review of stock analyst reports, and management guidance and commentary from comparable companies.  Based on this revised analysis, it was determined that there was no impairment due to the sequestration event.

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

Consolidated revenues from our oil & gas market sector for the three months ended March 29, 2013 increased significantly compared with the three months ended March 30, 2012.  Our results for the quarter reflect the acquisition of Flint on May 14, 2012.  At the completion of the acquisition, Flint became our new Oil & Gas Division.  For the three months ended March 29, 2013, the Oil & Gas Division generated revenues of $572.7 million from work providing construction and maintenance services to the North American oil and gas industry.  During the quarter, we also benefited from strong demand for the environmental and engineering services we provide to multinational oil and gas clients worldwide through long-term master MSAs, as well as from increased activity on contracts to provide engineering, procurement and construction services at oil and gas facilities.

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

CONSOLIDATED RESULTS

The Three Months Ended March 29, 2013 Compared with the Three Months Ended March 30, 2012

	Three Months Ended
				Percentage
(In millions, except percentages and per share amounts)	March 29,	March 30,	Increase	Increase
	2013 (1)	2012	(Decrease)	(Decrease)

Revenues	$2,802.5	$2,361.5	$441.0	18.7%
Cost of revenues	(2,651.3)	(2,203.2)	448.1	20.3%
General and administrative expenses	(22.7)	(20.0)	2.7	13.5%
Acquisition-related expenses	—	(5.6)	(5.6)	(100.0%)
Equity in income of unconsolidated joint ventures	24.1	28.7	(4.6)	(16.0%)
Operating income (loss)	152.6	161.4	(8.8)	(5.5%)
Interest expense	(21.1)	(9.8)	11.3	115.3%
Other income (expenses)	(2.5)	2.5	(5.0)	(200.0%)
Income (loss) before income taxes	129.0	154.1	(25.1)	(16.3%)
Income tax benefit (expense)	(42.2)	(48.6)	(6.4)	(13.2%)
Net income (loss) including noncontrolling interests	86.8	105.5	(18.7)	(17.7%)
Noncontrolling interests in income of consolidated subsidiaries	(14.9)	(25.8)	(10.9)	(42.2%)
Net income (loss) attributable to URS	$71.9	$79.7	$(7.8)	(9.8%)

Diluted earnings per share	$0.96	$1.07	$(0.11)	(10.3%)

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Three months ended

March 29, 2013	$933.4	$678.2	$664.8	$583.8	$(57.7)	$2,802.5
March 30, 2012	964.2	717.1	725.7	—	(45.5)	2,361.5
Increase (decrease)	(30.8)	(38.9)	(60.9)	583.8	12.2	441.0
Percentage increase (decrease)	(3.2%)	(5.4%)	(8.4%)	N/M	26.8%	18.7%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

Our consolidated equity in income (loss) of unconsolidated joint ventures for the three months ended March 29, 2013 decreased compared with the three months ended March 30, 2012.  The decrease was primarily attributable to a $5.1 million decrease in earnings from nuclear management, operations and cleanup projects in the United Kingdom (“U.K.”) resulting from lower target cost savings at one of the projects, and the recognition of a $2.7 million favorable settlement on a highway construction project during the corresponding comparative period of the prior year.  These decreases were partially offset by a $1.6 million increase in earnings from a mining joint venture in Australia that began operations in 2012 and a $1.3 million increase in earnings on a DOE cleanup project due to the timing of the recognition of target-cost savings and other performance-based earnings.

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

The Federal Service Division’s Operating Income (Loss)

Operating income increased $6.1 million for the three months ended March 29, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 14.6% for the three months ended March 29, 2013 compared to 13.0% for the three months ended March 30, 2012.  The increase in both operating income and operating income as a percentage of revenues was primarily due to the recognition of an additional $10.1 million in performance-based incentive fees, net of amounts payable to employees in the current year compared to the prior year, from our work managing chemical demilitarization programs in the U.S.  The increase in these fees was a result of our ability to achieve certain milestones in the current year, which did not require significant incremental costs, as we transitioned to the closure phase of the project.

The Energy & Construction Division’s Operating Income (Loss)

Operating income decreased $21.0 million for the three months ended March 29, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 4.1% for the three months ended March 29, 2013 compared to 6.6% for the three months ended March 30, 2012.  The decrease in both operating income and operating income as a percentage of revenues was primarily due to the $4.7 million decrease in equity in income of unconsolidated joint ventures described above, a $6.3 million and $5.8 million decline in earnings on two large power projects due to higher margins in 2012 resulting from the recognition of substantial target cost savings and the initial profit recognition based on overall project performance, a $4.7 million decrease in earnings on a DOE nuclear cleanup project primarily related to a settlement negotiated on a request for equitable adjustment during the current period, and a $3.1 million insurance recovery on a common sulfur project in the prior period.

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

(1)
Amounts shown exclude unamortized debt issuance costs of $3.4 million for our 2011 Credit Facility.  For capital lease obligations, amounts shown exclude interest of $2.6 million.  For information regarding events that could accelerate the due dates of these payments, see the “2011 Credit Facility” section in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2012.

(2)
Amounts shown exclude unamortized discount for the 3.85% and 5.00% Senior Notes of $1.0 million, and unamortized premium for the 7.50% Canadian Notes of $26.5 million.  For information regarding events that could accelerate these payments, see the “Senior Notes and Canadian Notes” section in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2012.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2012.  There were no material changes to these critical accounting policies during the three months ended March 29, 2013.

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

ITEM 4.  CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q/A are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding.

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

In connection with the preparation of this Form 10-Q/A, our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2013. Based on that evaluation, the restatement of previously issued financial statements described in this Form 10-Q/A, and the identification of a material weakness in internal control over financial reporting described below, which is as an integral part of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 29, 2013.

We have concluded that a material weakness in internal control over financial reporting exists in our control over the application of generally accepted accounting principles with respect to our goodwill impairment analysis in that we failed to include in the calculation of fair value the cash flows attributable to noncontrolling interests of our subsidiaries that are not wholly-owned and to incorporate market participant data in the fair value calculation for one of our reporting units. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our CEO and CFO previously concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report.  In light of the material weakness described above and our resulting need to restate our financial statements, our CEO and CFO have reassessed the conclusion and have concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of the end of the period covered by this report, nor were they effective as of December 30, 2011 or at the end of each of the annual and quarterly periods thereafter.

Material Weakness Previously Identified

We previously reported a material weakness in internal control over journal entries in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

Remediation Efforts on Previously Identified Material Weakness

During the three months ended March 29, 2013, we reassessed and revised our processes to address the material weakness in our internal control over financial reporting related to journal entries, specifically, the ability for some key accounting personnel who had the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries.

We have removed the ability to both prepare and post journal entries in one of our accounting and financial reporting systems.  For this system, we also performed reviews of the journal entries prepared and posted prior to the system modification, which were performed by individuals without the ability to prepare and post journal entries, to determine the entries were valid, accurate, and complete.

In those systems where system controls separating preparation and posting activities were not in effect as of March 29, 2013, we established similar reviews of the journal entries as discussed above.

As of the end of the period covered by this report, we implemented controls to remediate the previously identified material weakness in our internal controls related to journal entries, tested the remediated controls and found them to be effective, and concluded that these efforts were sufficient to remediate the material weakness related to journal entries.  Subsequent to March 29, 2013, system modifications were made in certain additional accounting and financial reporting systems to remove the ability for an individual to both prepare and post a journal entry.

We have reassessed and revised our processes to take steps to remediate the material weakness in our internal controls related to our goodwill impairment analysis.  Specifically, we have provided our financial reporting personnel with training and enhanced review controls over the goodwill impairment analysis.  We believe we have made significant progress toward the remediation of this material weakness; however, the controls have not been in place and operating for a sufficient period to validate remediation.  As we continue to evaluate and test the improvements to our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or decide to modify certain of the remediation measures described above.  We expect that it will be remediated in 2013, although there can be no assurances that our efforts will be effective.

Changes in Internal Control over Financial Reporting

Other than the changes noted above to remediate the previously reported material weakness regarding control over journal entries, there have been no changes in our internal control over financial reporting during the three months ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As described above, we have implemented changes to our disclosure controls and procedures and internal control over financial reporting to remediate the previously identified material weakness in internal control over journal entries as described in “Evaluation of Disclosure Controls and Procedures.”

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

ITEM 1A.  RISK FACTORS

In addition to our other disclosures set forth or incorporated by reference in this Quarterly Report on Form 10-Q/A, the following risk factors could also affect our financial condition and results of operations:

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

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $4.4 billion as of March 29, 2013.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.  We have concluded that a material weakness in internal control over financial reporting exists in our control over the proper application of generally accepted accounting principles with respect to our goodwill impairment analysis.  As a result, we have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report, nor was it effective as of December 28, 2012 or at the end of each quarterly period thereafter.  If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, and investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

		Incorporated by Reference
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
10.1*	URS Corporation Restated Incentive Compensation Plan 2013 Plan Year Summary.	8-K	10.1	4/2/2013
10.2*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Time-Based Vesting.	8-K	10.2	4/2/2013
10.3*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Time-Based Vesting (Canadian Residents).	8-K	10.3	4/2/2013
10.4*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Time- and Performance-Based Vesting.	8-K	10.4	4/2/2013
10.5*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Time- and Performance-Based Vesting (Canadian Residents).	8-K	10.5	4/2/2013
10.6*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Transition Award.	8-K	10.6	4/2/2013
10.7*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement – Transition Award (Canadian Residents).	8-K	10.7	4/2/2013
10.8*	URS Corporation Amendment and Restatement of 2008 Equity Incentive Plan.	DEF 14A	Appendix A	4/15/2013
10.9*	Description of Base Salary, 2013 Performance Metrics and Target Bonuses	8-K		4/2/2013
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure	10-Q	95	5/7/2013
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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