Form 10-Q/A
period 2013-06-28
URS CORP /NEW/
filed 2013-11-21
CIK 102379

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2013, which was originally filed on August 6, 2013 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements as of June 28, 2013 and December 28, 2012 and to amend related disclosures, including our discussion of our controls and procedures.

As described in more detail in Note 1 of Notes to our Condensed Consolidated Financial Statements, the restatement is necessary to correct our application of Financial Accounting Standards Board Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”).  During the course of the interim goodwill impairment analysis that we performed for the quarter ended September 27, 2013, we determined that the methodology that we previously used to calculate the fair values of our reporting units did not comply with ASC 350 and, as a result, the amount of the non-cash goodwill impairment charge recorded in 2011 was overstated and our 2011 net loss was overstated.   ASC 350 requires that the fair value of reporting units reflect the entire business, including the portion attributable to the noncontrolling interests of subsidiaries that are not wholly owned.  However, we incorrectly calculated the fair values according to previous rules and excluded the portions attributable to those noncontrolling interests.  After considering the issue, we have concluded that we should have included the portion attributable to the noncontrolling interests of our less than wholly owned subsidiaries in the calculation, which would have increased the fair values of our reporting units that have noncontrolling interests.  To correct this error, we determined that we must restate our Consolidated Financial Statements as of December 28, 2012 and December 30, 2011 and for the year ended December 30, 2011, as well as for certain interim periods.  The effects of the restatement on the accompanying consolidated financial statements are discussed in more detail in Note 1 to our Condensed Consolidated Financial Statements appearing in Part 1 – Item 1 of this Form 10-Q/A. We are also amending and restating our Annual Report on Form 10-K for the year ended December 28, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013, filed concurrently with this Form 10-Q/A.

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

We are also filing certifications from our Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2 and 32, and various exhibits related to XBRL.  This Form 10-Q/A does not modify or update other disclosures presented in the Original Filing, other than to correct typographical and other immaterial errors, including the exhibits to the Original Filing, to reflect any events occurring after the date of the Original Filing.  Accordingly, except for the items identified above, this Form 10-Q/A speaks as of August 6, 2013, the date of the Original Filing, and any forward-looking statements represent management’s views as of the date of the Original Filing and should not be assumed to be correct as of any date thereafter.  This Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting, goodwill and actuarial estimates; future contract gains or losses; conversions of future backlog and book of business into revenues; future accounts receivable and days sales outstanding; future completion of the registration of our Senior Notes on Form S-4 and associated interest payments; future stock-based compensation expenses; future dividends; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future bonding and insurance coverage; future debt payments and capital expenditures; future effectiveness of our disclosure and internal controls over financial reporting and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; federal sequestration; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 56, Risk Factors beginning on page 90, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements, As Restated
	Condensed Consolidated Balance Sheets
	June 28, 2013 and December 28, 2012	3
	Condensed Consolidated Statements of Operations
	Three and six months ended June 28, 2013 and June 29, 2012	4
	Condensed Consolidated Statements of Comprehensive Income
	Three and six months ended June 28, 2013 and June 29, 2012	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Six months ended June 28, 2013 and June 29, 2012	6
	Condensed Consolidated Statements of Cash Flows
	Six months ended June 28, 2013 and June 29, 2012	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	87
Item 4.	Controls and Procedures, As Restated	88

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors, As Restated	90
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	108
Item 3.	Defaults Upon Senior Securities	108
Item 4.	Mine Safety Disclosure	108
Item 5.	Other Information	108
Item 6.	Exhibits, As Restated	109

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	June 28, 2013	December 28, 2012
ASSETS	As Restated	As Restated
Current assets:
Cash and cash equivalents	$234.1	$314.5
Accounts receivable, including retentions of $136.4 and $114.4, respectively	1,469.0	1,554.8
Costs and accrued earnings in excess of billings on contracts	1,330.7	1,384.3
Less receivable allowances	(63.8)	(69.7)
Net accounts receivable	2,735.9	2,869.4
Deferred tax assets	54.2	67.6
Inventory	55.1	61.5
Other current assets	222.4	204.2
Total current assets	3,301.7	3,517.2
Investments in and advances to unconsolidated joint ventures	256.2	278.3
Property and equipment, net	647.1	687.5
Intangible assets, net	624.5	692.2
Goodwill	3,689.0	3,721.6
Other long-term assets	459.0	364.2
Total assets	$8,977.5	$9,261.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$85.7	$71.8
Accounts payable and subcontractors payable, including retentions of $32.5 and $32.3, respectively	680.2	803.5
Accrued salaries and employee benefits	487.9	558.8
Billings in excess of costs and accrued earnings on contracts	260.6	289.1
Other current liabilities	230.6	277.8
Total current liabilities	1,745.0	2,001.0
Long-term debt	2,005.0	1,992.5
Deferred tax liabilities	382.3	379.9
Self-insurance reserves	128.0	129.8
Pension and post-retirement benefit obligations	284.9	300.9
Other long-term liabilities	285.8	271.0
Total liabilities	4,831.0	5,075.1
Commitments and contingencies (Note 15)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 89.0 and 88.9 shares issued, respectively; and 74.9 and 76.8 shares outstanding, respectively	0.9	0.9
Treasury stock, 14.1 and 12.1 shares at cost, respectively	(588.2)	(494.9)
Additional paid-in capital	3,024.0	3,003.9
Accumulated other comprehensive loss (Note 16)	(182.6)	(113.2)
Retained earnings	1,754.5	1,647.3
Total URS stockholders’ equity	4,008.6	4,044.0
Noncontrolling interests	137.9	141.9
Total stockholders’ equity	4,146.5	4,185.9
Total liabilities and stockholders’ equity	$8,977.5	$9,261.0

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

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
						As Restated	As Restated		As Restated
Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$1,398.1	$3,800.1	$107.2	$3,907.3
Employee stock purchases and exercises of stock options	0.2	—	—	6.2	—	—	6.2	—	6.2
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.3)	—	—	(14.5)	—	—	(14.5)	—	(14.5)
Stock-based compensation	1.2	—	—	21.3	—	—	21.3	—	21.3
Foreign currency translation adjustments, net of tax	—	—	—	—	(12.6)	—	(12.6)	—	(12.6)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	2.1	—	2.1	—	2.1
Loss on derivative instruments, net of tax	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(30.6)	(30.6)	—	(30.6)
Noncontrolling interests from an acquisition	—	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(35.2)	(35.2)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	0.7	0.7
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	1.8	1.8
Net income (loss) including noncontrolling interests	—	—	—	—	—	133.3	133.3	51.3	184.6
Balances, June 29, 2012	76.8	0.9	(494.9)	2,979.8	(122.0)	1,500.8	3,864.6	127.8	3,992.4

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  – UNAUDITED (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
						As Restated	As Restated		As Restated
Balances, December 28, 2012	76.8	$0.9	$(494.9)	$3,003.9	$(113.2)	$1,647.3	$4,044.0	$141.9	$4,185.9
Employee stock purchases and exercises of stock options	0.4	—	—	13.3	—	—	13.3	—	13.3
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.4)	—	—	(17.5)	—	—	(17.5)	—	(17.5)
Stock-based compensation	0.1	—	—	22.7	—	—	22.7	—	22.7
Excess tax benefits from stock-based compensation	—	—	—	1.6	—	—	1.6	—	1.6
Foreign currency translation adjustments, net of tax	—	—	—	—	(75.5)	—	(75.5)	—	(75.5)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	6.1	—	6.1	—	6.1
Repurchases of common stock	(2.0)	—	(93.3)	—	—	—	(93.3)	—	(93.3)
Cash dividends declared	—	—	—	—	—	(32.0)	(32.0)	—	(32.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(31.7)	(31.7)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	(1.6)	(1.6)
Net income (loss) including noncontrolling interests	—	—	—	—	—	139.2	139.2	29.3	168.5
Balances, June 28, 2013	74.9	$0.9	$(588.2)	$3,024.0	$(182.6)	$1,754.5	$4,008.6	$137.9	$4,146.5

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Restatement of Previously Reported Consolidated Financial Statements

We have restated our Condensed Consolidated Balance Sheets as of June 28, 2013 and December 28, 2012 and Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 28, 2013 and June 29, 2012 and the related notes due to the incorrect application of Financial Accounting Standards Board Accounting Standards Codification 350 “Intangibles – Goodwill and Other” (“ASC 350”) during our goodwill impairment analysis.  This error resulted in an overstatement of our goodwill impairment charge of $474.5 million, an understatement of income tax expense of $51.6 million, an overstatement of net loss including noncontrolling interests of $422.9 million and an overstatement of net loss attributable to URS of $422.9 million ($5.47 per share) in our Consolidated Statement of Operations for the year ended December 30, 2011.  In addition, this error resulted in an understatement in goodwill of $474.5 million, an understatement of long-term deferred tax liabilities of $51.6 million and an understatement of retained earnings of $422.9 million in our Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011.  Concurrently with this Form 10-Q/A, we are also amending and restating our Form 10-Q for the quarterly period ended March 29, 2013 and our Form 10-K for the year ended December 28, 2012.

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

	As Reported	Adjustment	As Restated
(In millions)
Consolidated Balance Sheet Data:
Balance as of June 28, 2013
Goodwill	$3,214.5	$474.5	$3,689.0
Total assets	$8,503.0	$474.5	$8,977.5
Deferred tax liabilities	$330.7	$51.6	$382.3
Total liabilities	$4,779.4	$51.6	$4,831.0
Retained earnings	$1,331.6	$422.9	$1,754.5
Total URS stockholders' equity	$3,585.7	$422.9	$4,008.6
Total stockholders' equity	$3,723.6	$422.9	$4,146.5
Total liabilities and stockholders' equity	$8,503.0	$474.5	$8,977.5

Balance as of December 28, 2012
Goodwill	$3,247.1	$474.5	$3,721.6
Total assets	$8,786.5	$474.5	$9,261.0
Deferred tax liabilities	$328.3	$51.6	$379.9
Total liabilities	$5,023.5	$51.6	$5,075.1
Retained earnings	$1,224.4	$422.9	$1,647.3
Total URS stockholders' equity	$3,621.1	$422.9	$4,044.0
Total stockholders' equity	$3,763.0	$422.9	$4,185.9
Total liabilities and stockholders' equity	$8,786.5	$474.5	$9,261.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As Reported	Adjustment	As Restated
Consolidated Statement of Changes in Stockholders' Equity Data:
Balance as of December 30, 2011
Retained earnings	$975.2	$422.9	$1,398.1
Total URS stockholders' equity	$3,377.2	$422.9	$3,800.1
Total stockholders' equity	$3,484.4	$422.9	$3,907.3

For the Six Months Ended June 29, 2012
Retained earnings	$1,077.9	$422.9	$1,500.8
Total URS stockholders' equity	$3,441.7	$422.9	$3,864.6
Total stockholders' equity	$3,569.5	$422.9	$3,992.4

Balance as of December 28, 2012
Retained earnings	$1,224.4	$422.9	$1,647.3
Total URS stockholders' equity	$3,621.1	$422.9	$4,044.0
Total stockholders' equity	$3,763.0	$422.9	$4,185.9

For the Six Months Ended June 28, 2013
Retained earnings	$1,331.6	$422.9	$1,754.5
Total URS stockholders' equity	$3,585.7	$422.9	$4,008.6
Total stockholders' equity	$3,723.6	$422.9	$4,146.5

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

During the six months ended June 28, 2013, our results of operations included the recognition of $25.8 million of performance-based incentive fees from our work managing chemical demilitarization programs.  These changes in estimates resulted in increases of $25.8 million in operating income, $15.5 million in net income and $0.21 in diluted earnings per common share (“diluted EPS”) for the six months ended June 28, 2013.  There were no material changes in estimates for the three months ended June 28, 2013.

During the six months ended June 29, 2012, our results of operations included the recognition of a $40.0 million programmatic schedule incentive fee achieved when multiple chemical demilitarization contracts each met its milestones during the period.  This change in estimate resulted in increases of $40.0 million in operating income, $24.0 million in net income, and $0.32 in diluted EPS for the six months ended June 29, 2012.  There were no material changes in estimates for the three months ended June 29, 2012.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The table below shows the material pre-tax, nonrecurring adjustment in the pro forma financial information for the three and six months ended June 29, 2012:

	Pro Forma
Pre-tax, nonrecurring adjustment (In millions)	Three Months Ended	Six Months Ended
	June 29, 2012	June 29, 2012 (1)

Acquisition-related expenses	$21.1	$28.4

(1)	Included in the pro forma results for the three and six months ended June 29, 2012 is a nonrecurring adjustment related to URS and Flint acquisition-related expenses.

NOTE 9.  INDEBTEDNESS

Indebtedness consisted of the following:

	June 28,	December 28,
(In millions)	2013	2012
Term loan, net of debt issuance costs	$651.8	$666.3
3.85% Senior Notes (net of discount)	399.6	399.5
5.00% Senior Notes (net of discount)	599.5	599.5
7.50% Canadian Notes (including premium)	191.9	203.8
Revolving line of credit	131.6	100.5
Other indebtedness	116.3	94.7
Total indebtedness	2,090.7	2,064.3
Less:
Current portion of long-term debt	85.7	71.8
Long-term debt	$2,005.0	$1,992.5

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	June 28,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$9.3	$8.1
Federal Services	5.1	5.7
Energy & Construction	112.1	124.5
Oil & Gas	129.7	140.0
Total investments in and advances to unconsolidated joint ventures	$256.2	$278.3

Infrastructure & Environment	$137.5	$141.0
Federal Services	40.8	36.6
Energy & Construction	58.1	60.1
Oil & Gas	381.4	422.9
Corporate	29.3	26.9
Total property and equipment, net of accumulated depreciation	$647.1	$687.5

Total assets by segment are as follows:

	As Restated
	June 28,	December 28,
(In millions)	2013	2012
Infrastructure & Environment	$2,175.5	$2,267.6
Federal Services	1,559.1	1,642.8
Energy & Construction	3,208.9	3,253.9
Oil & Gas	1,823.9	1,904.4
Corporate	210.1	192.3
Total assets	$8,977.5	$9,261.0

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

In connection with the restatement described in Note 1, “Business, Basis of Presentation, and Accounting Policies,” above, we have restated the Condensed Consolidating Balance Sheet as of June 28, 2013 and December 28, 2012.  The effects of these restatements are referred to below as Restatement Adjustments.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following table presents the effects of the Restatement Adjustments and Revision Adjustments on the Condensed Consolidating Balance Sheets as of June 28, 2013 and December 28, 2012.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	As of June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
As Restated
ASSETS
Current assets:
Cash and cash equivalents	$36.9	$—	$21.4	$197.5	$(21.7)	$234.1
Accounts receivable, including retentions	—	—	808.6	684.4	(24.0)	1,469.0
Costs and accrued earnings in excess of billings on contracts	—	—	721.4	618.1	(8.8)	1,330.7
Less receivable allowances	—	—	(31.0)	(32.8)	—	(63.8)
Net accounts receivable	—	—	1,499.0	1,269.7	(32.8)	2,735.9
Intercompany accounts receivable	1,503.0	28.1	3,658.0	1,273.7	(6,462.8)	—
Deferred tax assets	4.7	—	49.3	0.2	—	54.2
Inventory	—	—	2.7	52.4	—	55.1
Other current assets	41.3	—	76.0	105.1	—	222.4
Total current assets	1,585.9	28.1	5,306.4	2,898.6	(6,517.3)	3,301.7
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,888.3	36.0	1,917.0	210.3	(7,795.4)	256.2
Property and equipment at cost, net	29.3	—	160.1	457.7	—	647.1
Intangible assets, net	0.2	—	205.6	418.7	—	624.5
Goodwill	—	—	2,029.1	1,659.6	0.3	3,689.0
Other long-term assets	20.7	—	362.9	80.2	(4.8)	459.0
Total assets	$7,524.4	$64.1	$9,981.1	$5,725.1	$(14,317.2)	$8,977.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$30.8	$—	$10.5	$44.4	$—	$85.7
Accounts payable and subcontractors payable, including retentions	9.0	—	353.3	357.2	(39.3)	680.2
Accrued salaries and employee benefits	35.3	—	304.8	147.8	—	487.9
Billings in excess of costs and accrued earnings on contracts	—	—	122.3	138.5	(0.2)	260.6
Intercompany accounts payable	2,961.7	14.7	2,422.6	1,063.8	(6,462.8)	—
Short-term intercompany notes payable	29.4	—	20.4	21.6	(71.4)	—
Other current liabilities	32.4	8.2	144.7	66.8	(21.5)	230.6
Total current liabilities	3,098.6	22.9	3,378.6	1,840.1	(6,595.2)	1,745.0
Long-term debt	988.4	699.6	16.7	300.3	—	2,005.0
Deferred tax liabilities	—	—	305.9	81.0	(4.6)	382.3
Self-insurance reserves	—	—	13.6	114.4	—	128.0
Pension and post-retirement benefit obligations	—	—	177.4	107.5	—	284.9
Long-term intercompany notes payable	—	—	558.6	1,259.9	(1,818.5)	—
Other long-term liabilities	2.8	—	235.7	47.3	—	285.8
Total liabilities	4,089.8	722.5	4,686.5	3,750.5	(8,418.3)	4,831.0
URS stockholders' equity	4,008.6	14.1	5,888.3	1,886.4	(7,788.8)	4,008.6
Intercompany notes receivable	(574.0)	(672.5)	(593.7)	(49.7)	1,889.9	—
Total URS stockholders' equity	3,434.6	(658.4)	5,294.6	1,836.7	(5,898.9)	4,008.6
Noncontrolling interests	—	—	—	137.9	—	137.9
Total stockholders' equity	3,434.6	(658.4)	5,294.6	1,974.6	(5,898.9)	4,146.5
Total liabilities and stockholders' equity	$7,524.4	$64.1	$9,981.1	$5,725.1	$(14,317.2)	$8,977.5

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED - As Restated
	As of June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36.9	$—	$21.4	$197.5	$(21.7)	$234.1
Accounts receivable, including retentions	—	—	808.6	684.4	(24.0)	1,469.0
Costs and accrued earnings in excess of billings on contracts	—	—	721.4	618.1	(8.8)	1,330.7
Less receivable allowances	—	—	(31.0)	(32.8)	—	(63.8)
Net accounts receivable	—	—	1,499.0	1,269.7	(32.8)	2,735.9
Intercompany accounts receivable	1,503.0	28.1	3,658.0	1,273.7	(6,462.8)	—
Deferred tax assets	4.7	—	49.3	0.2	—	54.2
Inventory	—	—	2.7	52.4	—	55.1
Other current assets	41.3	—	76.0	105.1	—	222.4
Total current assets	1,585.9	28.1	5,306.4	2,898.6	(6,517.3)	3,301.7
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,888.3	36.0	1,917.0	210.3	(7,795.4)	256.2
Property and equipment at cost, net	29.3	—	160.1	457.7	—	647.1
Intangible assets, net	0.2	—	205.6	418.7	—	624.5
Goodwill	—	—	2,029.1	1,659.6	0.3	3,689.0
Other long-term assets	20.7	—	362.9	80.2	(4.8)	459.0
Total assets	$7,524.4	$64.1	$9,981.1	$5,725.1	$(14,317.2)	$8,977.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$30.8	$—	$10.5	$44.4	$—	$85.7
Accounts payable and subcontractors payable, including retentions	9.0	—	353.3	357.2	(39.3)	680.2
Accrued salaries and employee benefits	35.3	—	304.8	147.8	—	487.9
Billings in excess of costs and accrued earnings on contracts	—	—	122.3	138.5	(0.2)	260.6
Intercompany accounts payable	2,961.7	14.7	2,422.6	1,063.8	(6,462.8)	—
Short-term intercompany notes payable	29.4	—	20.4	21.6	(71.4)	—
Other current liabilities	32.4	8.2	144.7	66.8	(21.5)	230.6
Total current liabilities	3,098.6	22.9	3,378.6	1,840.1	(6,595.2)	1,745.0
Long-term debt	988.4	699.6	16.7	300.3	—	2,005.0
Deferred tax liabilities	—	—	305.9	81.0	(4.6)	382.3
Self-insurance reserves	—	—	13.6	114.4	—	128.0
Pension and post-retirement benefit obligations	—	—	177.4	107.5	—	284.9
Long-term intercompany notes payable	—	—	558.6	1,259.9	(1,818.5)	—
Other long-term liabilities	2.8	—	235.7	47.3	—	285.8
Total liabilities	4,089.8	722.5	4,686.5	3,750.5	(8,418.3)	4,831.0
URS stockholders' equity	4,008.6	14.1	5,888.3	1,886.4	(7,788.8)	4,008.6
Intercompany notes receivable	(574.0)	(672.5)	(593.7)	(49.7)	1,889.9	—
Total URS stockholders' equity	3,434.6	(658.4)	5,294.6	1,836.7	(5,898.9)	4,008.6
Noncontrolling interests	—	—	—	137.9	—	137.9
Total stockholders' equity	3,434.6	(658.4)	5,294.6	1,974.6	(5,898.9)	4,146.5
Total liabilities and stockholders' equity	$7,524.4	$64.1	$9,981.1	$5,725.1	$(14,317.2)	$8,977.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET – As Revised and Restated
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

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 2.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 90; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2012, which was previously filed with the Securities and Exchange Commission (“SEC”).

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” has been revised to include additional disclosures related to changes in estimates.  We have not otherwise updated this Item to reflect events subsequent to the date of the Original Filing.

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

Book of Business

As of June 28, 2013 and December 28, 2012, our total book of business was $23.0 billion and $24.9 billion, respectively.  Please see Book of Business on page 60 for more information.

Business Trends

The information below regarding business trends is current only as of the date of our Original Filing, and has not been updated.

It is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 90.  Government budget deficits and debt burdens, federal sequestration, slow economic growth, and efforts made to address any of these issues could negatively affect our business.  In particular, federal expenditures have been and are expected to continue to be adversely affected due to sequestration and other federal budget issues, such as the Budget Control Act of 2011 that imposed automatic federal budget cuts beginning in fiscal year 2013.  These are in addition to the budget cuts required over the next 10 years that have affected us and could continue to impact our defense and other federal services.  Any significant reduction in federal government spending could reduce the demand for our overall services, and result in the cancellation or delay of existing projects, as well as potential projects in our book of business.

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

CONSOLIDATED RESULTS

The Six Months Ended June 28, 2013 Compared with the Six Months Ended June 29, 2012

Consolidated

	Six Months Ended
				Percentage
(In millions, except percentages and per share	June 28,	June 29,	Increase	Increase
amounts)	2013	2012 (1)	(Decrease)	(Decrease)

Revenues	$5,594.5	$5,052.2	$542.3	10.7%
Cost of revenues	(5,292.9)	(4,730.7)	562.2	11.9%
General and administrative expense	(45.6)	(39.4)	6.2	15.7%
Acquisition-related expense	—	(16.9)	(16.9)	N/M
Equity in income of unconsolidated joint ventures	42.0	45.7	(3.7)	(8.1%)
Operating income (loss)	298.0	310.9	(12.9)	(4.1%)
Interest expense	(42.6)	(30.5)	12.1	39.7%
Other income (expense)	(5.8)	(6.7)	(0.9)	(13.4%)
Income before income taxes	249.6	273.7	(24.1)	(8.8%)
Income tax expense	(81.1)	(89.1)	(8.0)	(9.0%)
Net income (loss) including noncontrolling interests	168.5	184.6	(16.1)	(8.7%)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(29.3)	(51.3)	(22.0)	(42.9%)
Net income (loss) attributable to URS	$139.2	$133.3	$5.9	4.4%

Diluted earnings (loss) per share	$1.87	$1.79	$0.08	4.5%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Six months ended

June 28, 2013	$1,910.9	$1,237.4	$1,393.3	$1,139.7	$(86.8)	$5,594.5
June 29, 2012	1,930.4	1,435.3	1,503.6	277.5	(94.6)	5,052.2
Increase (decrease)	(19.5)	(197.9)	(110.3)	862.2	(7.8)	542.3
Percentage increase (decrease)	(1.0%)	(13.8%)	(7.3%)	310.7%	(8.2%)	10.7%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

The Federal Services Division’s Operating Income

Operating income increased $15.1 million for the six months ended June 28, 2013 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 13.6% for the six months ended June 28, 2013 compared to 10.6% for the six months ended June 29, 2012.  The increase in both operating income and operating income as a percentage of revenues was primarily due to the favorable resolution of a $23.3 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs, and the recognition of $25.8 million in performance-related incentive fees on one of our chemical demilitarization contracts.  This increase in operating income was partially offset by the recognition of a $40 million programmatic schedule incentive fee related to the chemical demilitarization program in the prior year, as well as projects generating lower margins and an increasingly competitive pricing environment; both of which are a result of the industry trend favoring low-price-technically-acceptable award criteria.

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

As of June 28, 2013 and December 28, 2012, we maintained several foreign credit lines with aggregate borrowing capacity of $48.9 million and $50.8 million, respectively, and had remaining borrowing capacity of $41.1 million and $47.7 million, respectively.

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

In connection with the preparation of this Form 10-Q/A, our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013. Based on that evaluation, the restatement of previously issued financial statements described in this Form 10-Q/A, and the identification of a material weakness in internal control over financial reporting described below, which is as an integral part of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 28, 2013.

We have concluded that a material weakness in internal control over financial reporting exists in our control over the application of generally accepted accounting principles with respect to our goodwill impairment analysis in that we failed to include in the calculation of fair value the cash flows attributable to noncontrolling interests of our subsidiaries that are not wholly owned and to incorporate market participant data in the fair value calculation for one of our reporting units.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  This control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Explanatory Note:  The risk factors identified with an asterisk (*) have been updated from our Original Filing.  The remaining risk factors speak only as of the date of the Original Filing and have not been updated.

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

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $4.3 billion as of June 28, 2013.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.  We have concluded that a material weakness in internal control over financial reporting exists in our control over the proper application of generally accepted accounting principles with respect to our goodwill impairment analysis.  As a result, we have concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report, nor was it effective as of December 28, 2012, or at the end of each quarterly period thereafter.  If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain adequate internal controls over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, and investor confidence in the accuracy and timeliness of our financial reports may be impacted or the market price of our common stock could be negatively impacted.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

		Incorporated by Reference (Exchange Act Filings Located at File No. 011-07567)
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 26, 2010.	10-Q	3.02	5/12/2010
4.1	First Amendment to the Credit Agreement dated as of May 23, 2013 among URS Corporation and certain of URS Corporation's subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer and a syndicate of other lenders.	10-Q	4.1	8/6/2013
10.1*	Employment Agreement between Flint Energy Services Ltd. and Wayne Shaw.	10-Q	10.1	8/6/2013
10.2*	Form of Officer Indemnification Agreement between URS Corporation and Wayne Shaw.	10-Q	10.3	6/14/2004
10.3*	Flint Energy Services Ltd. Retention Bonus Plan for William Lingard and Wayne Shaw.	10-Q	10.3	8/6/2013
10.4*	Flint Energy Services Ltd. Supplemental Pension Plan Agreement.	10-Q	10.4	8/6/2013
10.5*	Description of Base Salary Increase.	8-K		5/23/2013
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure	10-Q	95	8/6/2013
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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