Form 10-K
period 2014-01-03
URS CORP /NEW/
filed 2014-03-03
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2014

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

The aggregate market value of the common stock of the registrant held by non-affiliates on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,476.4 million, based upon the closing sales price of the registrant’s common stock on such dates as reported in the consolidated transaction reporting system.  On February 28, 2014 and June 28, 2013, there were 72,136,210 shares and 74,883,458 shares of the registrant’s common stock outstanding, respectively.

Documents Incorporated by Reference

Part III incorporates information by reference from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

URS CORPORATION AND SUBSIDIARIES

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; the future of the federal budget and sequestration; future accounting, goodwill and actuarial estimates; future contract gains or losses; conversions of backlog and book of business into future revenues; future accounts receivable and days sales outstanding; future stock-based compensation expenses; future capital allocation priorities including dividend payments, share repurchases, debt pay downs, acquisitions and organic growth opportunities; future bonus, pension and post-retirement expenses; future compliance with regulations; future legal proceedings and accruals; future insurance coverage and recoveries; future capital expenditures; future effectiveness of our disclosure and internal controls over financial reporting; and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; changes to the federal budget; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; weather conditions; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 44, Risk Factors beginning on page 20, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

ITEM 1.  BUSINESS

Summary

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, management and operations, and information technology (“IT”) services.  As of January 31, 2014, we had more than 50,000 employees in a global network of offices in nearly 50 countries.

We provide our services through four reporting segments, which we refer to as our Infrastructure & Environment, Federal Services, Energy & Construction, and Oil & Gas Divisions.  Our Infrastructure & Environment Division provides a wide range of program management, planning, design, engineering, construction and construction management, and operations and maintenance services to a variety of U.S. and international government agencies and departments, as well as to private sector clients.  Our Federal Services Division provides program management, planning, systems engineering and technical assistance, construction and construction management, operations and maintenance, and decommissioning and closure services to U.S. federal government agencies, primarily the Department of Defense (“DOD”), the National Aeronautics and Space Administration (“NASA”), and the Department of Homeland Security (“DHS”).  Our Energy & Construction Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, management and operations, and decommissioning and closure services to U.S. and international government agencies and departments, as well as to private sector clients.  Our Oil & Gas Division provides construction and construction management, and operations and maintenance services for oil and gas clients in North America across the upstream and midstream supply chain.

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

For information on our business by segment and geographic region, please refer to Note 16, “Segment and Related Information” to our “Consolidated Financial Statements and Supplementary Data,” which is included under Item 8 of this report and incorporated into this Item by reference.  For information on risks related to our business, segments and geographic regions, including risks related to foreign operations, please refer to Item 1A, “Risk Factors” of this report.

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

The following chart and table illustrate the percentage of our revenues by market sector for the year ended January 3, 2014, and representative services we provide in each of these markets.

2013 Revenues by Market Sector

Market Sector
Representative Services	Federal	Infrastructure	Oil & Gas	Power	Industrial
Program Management	✓	✓	✓	✓	✓
Planning, Design and Engineering	✓	✓	✓	✓	✓
Systems Engineering and Technical Assistance	✓	—	—	—	—
Information Technology Services	✓	—	—	—	—
Construction and Construction Management	✓	✓	✓	✓	✓
Operations and Maintenance	✓	✓	✓	✓	✓
Management and Operations	✓	—	—	—	—
Decommissioning and Closure	✓	—	✓	✓	✓

✓	the service is provided in the market sector.
—	the service is not provided in the market sector.

Market Sectors

The following table summarizes the primary market sectors served by our four divisions for the year ended January 3, 2014.

Divisions
Market Sectors	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Federal	✓	✓	✓	—
Infrastructure	✓	—	✓	—
Oil & Gas	✓	—	✓	✓
Power	✓	—	✓	—
Industrial	✓	—	✓	—

✓	a primary market sector for the division.
—	not a primary market sector for the division.

Federal

As a major contractor to the U.S. federal government and national governments of other countries, we serve a wide variety of government departments and agencies, including the DOD, DHS, Department of Energy (“DOE”), as well as the General Services Administration, the Environmental Protection Agency, NASA and other federal agencies.  We also serve departments and agencies of other national governments, such as the U.K. Nuclear Decommissioning Authority (“NDA”).  Our services range from program management; planning, design and engineering; systems engineering and technical assistance; and IT services to construction and construction management; operations and maintenance; management and operations; and decommissioning and closure.

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

Oil and Gas

In the oil and gas market sector, we provide a wide range of planning, design, engineering, construction, production, and operations and maintenance services across the upstream, midstream and downstream supply chain.  Our expertise supports the development of both conventional and unconventional oil and gas resources.  While our work in this sector is focused primarily in the North American oil and gas market, we also support the worldwide operations of global oil and gas clients.

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

Our project expertise in our oil and gas market sector encompasses services related to the following:

•	Environmental assessments, permitting, compliance, air quality services, waste management and hazardous waste remediation;

•	Planning, design, construction and construction management for gas treatment and processing, refining and petrochemical facilities;

•	Construction of access roads and well pads, and field production facilities, such as wellhead gas processing equipment, gas compression stations, and oil storage tanks and related facilities;

•	Pipeline planning, design, construction, installation, maintenance and repair;

•	Energy-related transportation, including rig moving and oilfield equipment hauling services, mobile pressure and vacuum services, and fluid hauling;

•	Electrical, mechanical and instrumentation services;

•	Equipment and process module fabrication, installation and maintenance;

•
Asset management and maintenance services, including routine plant maintenance, coordination of third-party services, sustaining capital projects, and shutdown turnaround services for oil sands production facilities, oil refineries and related chemical, energy, power and processing plants; and

•	Demolition, asset recovery and property redevelopment and reuse of former oilfield sites, refineries and other oil and gas facilities.

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

Our industrial clients represent a broad range of industries, including automotive, chemical, consumer products, pharmaceutical, manufacturing, and mining.  Over the past several years, many of these companies have reduced the number of service providers they use, selecting larger, global multi-service contractors, like URS, in order to control costs.

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

Representative Services

We provide program management; planning, design and engineering; systems engineering and technical assistance; information technology services; construction and construction management; operations and maintenance; management and operations; and decommissioning and closure services to U.S. federal government agencies, national governments of other countries, state and local government agencies both in the U.S. and overseas, and private sector clients representing a broad range of industries.  Although we are typically the prime contractor, in some cases, we provide services as a subcontractor or through joint ventures or partnership agreements with other service providers.

The following table summarizes the services provided by our divisions for the year ended January 3, 2014.

Divisions
Services	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Program Management	✓	✓	✓	—
Planning, Design and Engineering	✓	✓	✓	—
Systems Engineering and Technical Assistance	—	✓	—	—
Information Technology Services	—	✓	—	—
Construction and Construction Management	✓	✓	✓	✓
Operations and Maintenance	✓	✓	✓	✓
Management and Operations	—	—	✓	—
Decommissioning and Closure	✓	✓	✓	—

✓	the division provides the listed service.
—	the division does not provide the listed service.

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

Construction and Construction Management Services.  We provide construction contracting and construction management services for projects involving transportation infrastructure; environmental and waste management; power generation and transmission; oil and gas, industrial, manufacturing, and water resources and wastewater treatment facilities; government buildings and other facilities; and mining projects.  As a contractor, we are responsible for the construction and completion of a project in accordance with its specifications and contracting terms.  In this capacity, we often manage the procurement and/or fabrication of materials, equipment and supplies; directly supervise craft labor; and manage and coordinate subcontractors.  Our services typically include the following:

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

Management and Operations. As a contractor to the U.S. Department of Energy (DOE) and the U.K. Nuclear Decommissioning Authority (NDA), we manage and operate programs involving the cleanup of former uranium enrichment, plutonium production, nuclear research, fuel disassembly, and reprocessing sites in the U.S. and U.K.  In addition, we are part of the management and operations teams at several DOE national laboratories. Our management and operations services include the following:

•	Project and facility management;

•	Design and engineering for nuclear applications;

•	Nuclear facility construction;

•	Nuclear decontamination and decommissioning;

•	Nuclear and hazardous waste management and disposal services;

•	Safety management;

•	High-level radioactive waste-tank closure; and

•	Waste repository management.

Decommissioning and Closure.  We provide decommissioning and closure services to government agencies and to clients in the industrial, oil and gas, power, and mining industries.  Our work involves the provision of environmental, engineering, remediation, demolition and reclamation services for military bases, chemical weapons depots, and other government installations, as well as for oil and gas, power generating, industrial and mining facilities that are no longer operational.  Our decommissioning and closure services include:

•	Site assessments;

•	Planning, engineering, scoping surveys and cost estimating;

•	Due diligence and permitting;

•	Environmental remediation;

•	Hazardous chemical and waste stabilization, treatment and disposal;

•	Asset recovery and evaluation;

•	Pipeline removal;

•	Structure and facility demolition; and

•	Reclamation, redevelopment and reuse.

Major Customers

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with our two major customers:  the U.S. Army and the DOE.  For the purpose of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer because the different federal agencies we serve manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for federal agencies are not centralized, and procurement decisions are made separately by each agency.  The loss of large federal governmentclients, such as the U.S. Army or the DOE, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis.  We believe that the loss of any single contract would not have a material adverse effect on our business.

Our revenues from the U.S. Army and the DOE by division for the years ended January 3, 2014, December 28, 2012, and December 30, 2011 are presented below:

	Year Ended
	January 3,	December 28,	December 30,
(In millions, except percentages)	2014	2012	2011
The U.S. Army (1)
Infrastructure & Environment	$125.2	$128.4	$141.7
Federal Services	1,098.8	1,495.8	1,351.1
Energy & Construction	151.0	130.8	199.5
Total U.S. Army	$1,375.0	$1,755.0	$1,692.3
Revenues from the U.S. Army as a percentage of our consolidated revenues	13%	16%	18%

DOE
Infrastructure & Environment	$4.7	$5.6	$5.9
Federal Services	18.0	27.7	26.8
Energy & Construction	808.5	956.4	1,236.3
Total DOE	$831.2	$989.7	$1,269.0
Revenues from DOE as a percentage of our consolidated revenues	8%	9%	13%

Revenues from the federal market sector as a percentage of our consolidated revenues	34%	40%	49%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

We believe that we are well positioned to compete in our markets because of our reputation, our cost effectiveness, our long-term client relationships, our extensive network of offices, our employee expertise, and our broad range of services.  In addition, as a result of our national and international network in nearly 50 countries, we are able to offer our clients localized knowledge and expertise, as well as the support of our worldwide professional staff.

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

•
The primary competitors of our Federal Services Division include AECOM Technology Corporation, BAE Systems, Booz Allen Hamilton, CACI International Inc., CH2M Hill Companies, Computer Sciences Corporation, Dyncorp International, Fluor Corporation, Jacobs Engineering Group Inc., L-3 Communications Holdings Inc., ManTech International Corporation, Parsons Corporation, SAIC, Inc., and Serco Group plc.

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

The performance periods of our contracts vary widely from a few months to many years.  In addition, contract durations often differ significantly among our divisions.  As a result, the amount of revenues that will be realized beyond one year also varies from segment to segment.  As of January 3, 2014, we estimated that approximately 60% of our total backlog would not be realized within one year, based upon the timing of awards and the long-term nature of many of our contracts; however, no assurance can be given that backlog will be realized at this rate.

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

As of January 3, 2014 and December 28, 2012, our total book of business was $22.8 billion and $24.9 billion, respectively.  Our backlog and option years decreased primarily due to a combination of reduced funding, continuing delays in contract awards, particularly in the federal market sector, revisions to estimates of anticipated work, and de-bookings due to project cancellations.  Our IDCs increased mainly due to the continuing shift towards the use of IDCs by both private and public sector clients.

The following tables summarize our book of business:

	Infrastructure		Energy
	&	Federal	&
(In millions)	Environment	Services	Construction	Oil & Gas	Total
As of January 3, 2014
Backlog	$2,890.0	$2,364.4	$5,584.0	$464.3	$11,302.7
Option years	146.2	2,103.6	1,706.5	—	3,956.3
Indefinite delivery contracts	3,182.8	3,150.2	131.0	1,085.5	7,549.5
Total book of business	$6,219.0	$7,618.2	$7,421.5	$1,549.8	$22,808.5

As of December 28, 2012
Backlog	$3,028.4	$3,476.9	$5,947.1	$823.8	$13,276.2
Option years	197.3	2,728.1	2,056.8	—	4,982.2
Indefinite delivery contracts	2,572.4	3,238.7	236.0	611.7	6,658.8
Total book of business	$5,798.1	$9,443.7	$8,239.9	$1,435.5	$24,917.2

	January 3,	December 28,
(In millions)	2014	2012
Backlog by market sector:
Federal	$4,891.6	$6,546.5
Infrastructure	2,683.2	2,957.6
Oil and Gas	1,102.9	1,461.3
Power	1,338.7	1,416.1
Industrial	1,286.3	894.7
Total backlog	$11,302.7	$13,276.2

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

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person.  These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed.  For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), and comparable national and state laws, that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances.  In addition, some environmental regulations can impose liability for the entire clean-up upon owners, operators, generators, transporters and other persons arranging for the treatment or disposal of such hazardous substances costs related to contaminated facilities or project sites.  Other federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Air Mercury Rule, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act, as well as other comparable national and state laws.  Liabilities related to environmental contamination or human exposure to hazardous substances, comparable national and state laws or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.

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

Seasonality

We experience seasonal trends in our business in connection with federal holidays.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of the year, winter weather sometimes results in intermittent office closures and work interruptions.  In our Oil & Gas Division, winter weather enables increased access to remote work areas in Northern Canada, while spring road bans may limit access to work areas in Canada and the Northern U.S.

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

Employees

The number of our employees varies with the volume, type and scope of our operations at any given time.  As of January 31, 2014, we had more than 50,000 employees, including part-time workers.  The Infrastructure & Environment, Federal Services, Energy & Construction, and Oil & Gas Divisions employed approximately 20,000, 10,000, 12,000, and 11,000 persons (including part-time workers), respectively.  At various times, we have employed up to several thousand workers on a part-time basis to meet our contractual obligations.  Approximately 28.5% of our employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project.

Executive Officers of the Registrant

Name	Position Held	Age

Martin M. Koffel	Chief Executive Officer (“CEO”) and Director since May 1989; President from May 1989 to October 2013; Chairman of the Board since June 1989.	74
Thomas W. Bishop	Executive Chairman, Infrastructure & Environment, U.K., Europe & India since January 2013; Senior Vice President of the Infrastructure & Environment Division since January 2011; Vice President, Strategy since July 2003; Senior Vice President, Construction Services since March 2002.	67
Reed N. Brimhall	Chief Accounting Officer since May 2005; Vice President since May 2003; Corporate Controller from May 2003 to January 2012.	60
H. Thomas Hicks	Executive Vice President and Chief Financial Officer (“CFO”) since May 2013; Vice President and CFO from March 2006 to May 2013.	63
Gary V. Jandegian	President of the Infrastructure & Environment Division and Vice President since July 2003.	61
Susan B. Kilgannon	Vice President, Communications since October 1999.	55
Joseph Masters	Secretary since March 2006; General Counsel since July 1997; Vice President since July 1994.	57
George L. Nash	President of the Energy & Construction Division and Vice President since January 2014; Chief Operating Officer of the Energy & Construction Division from July 2011 to December 2013; General Manager of the Energy & Construction Division Power Business Group from September 2008 to July 2011.	53
Randall A. Wotring	President of the Federal Services Division and Vice President since November 2004.	57

Available Information

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) are available free of charge on our web site at www.urs.com.  These reports, and any amendments to these reports, are made available on our web site as soon as reasonably practicable after we electronically file or furnish the reports with the Securities and Exchange Commission (“SEC”).  In addition, our Corporate Governance Guidelines, the charters for our Audit, Board Affairs and Compensation Committees, and our Code of Business Conduct and Ethics are available on our web site at www.urs.com under the “Corporate Governance” section.  Any waivers or amendments to our Code of Business Conduct and Ethics will be posted on our web site.  A printed copy of this information is also available without charge by sending a written request to: Corporate Secretary, URS Corporation, 600 Montgomery Street, 26th Floor, San Francisco, CA 94111-2728.

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

Demand for our services is cyclical and vulnerable to economic downturns and reductions in government and private industry spending, such as budget cuts related to federal sequestration, the October 2013 federal government shutdown, changes in oil and natural gas prices, and limited pipeline capacity for oil produced in the Canadian oil sands.  Such downturns or reductions could delay, curtail or cancel proposed and existing projects.  Over the past several years, weak economic conditions and volatility in global financial markets have impacted our client spending.

Some clients have delayed, curtailed or cancelled proposed and existing projects and may continue to do so in the future.  For example, our book of business has declined from $24.9 billion as of December 28, 2012 to $22.8 billion as of January 3, 2014.  Also, our clients may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our services, which would impact our future cash flows and liquidity.  In addition, any rapid changes in the prices of commodities make it difficult for our clients and us to forecast future capital expenditures.  Significant changes in interest rates could reduce the demand for our services.  Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices.  If the economy remains weak or uncertain, or client spending declines further, then our revenues, book of business, profits and overall financial condition could deteriorate.

Federal budget cuts have had an adverse impact on our business and could significantly reduce demand for the services we provide.

The Budget Control Act of 2011 imposed federal government spending cuts in fiscal year 2013 that have resulted in significant reductions in the funding for infrastructure, defense and other projects.  The Bipartisan Budget Act of 2013 also imposes federal spending cutbacks for a two-year period that may impact our work for the Department of Defense (“DOD”) and other federal agencies.  Thereafter, in the absence of a budget agreement, sequestration under the Budget Control Act of 2011 could again impose increasing budget cuts over the succeeding years that adversely affect our work for the federal government.  In addition, 3,000 of our employees were furloughed during parts of the October 2013 federal government shutdown.  Reduction in federal government spending, including as a result of the U.S. federal government shutdown in October 2013, has decreased demand for our services, resulting in canceled and delayed projects as well as potential projects in our book of business and a number of our employees who work on DOD projects experienced work-week reductions.  Further federal budget cuts resulting from sequestration, and the threat of another federal government shutdown could significantly reduce demand for our services, could lead us to reduce our workforce, and have a material adverse effect on our results of operation and financial condition.

We may not realize the full amount of revenues reflected in our book of business, particularly in light of current economic conditions, which could harm our operations and could significantly reduce our expected profits and revenues.

We account for all contract awards that may eventually be recognized as revenues or equity in income of unconsolidated joint ventures as our “book of business,” which includes backlog, option years and indefinite delivery contracts (“IDCs”).  As of January 3, 2014, our book of business was estimated at approximately $22.8 billion, which included $11.3 billion of backlog.  Our book of business estimates may not result in realized profits and revenues in any particular period because clients may delay, modify terms or terminate projects and contracts and may decide not to exercise contract options or issue task orders.  This uncertainty is particularly acute in light of current economic conditions, as the risk of contracts in backlog being delayed, adjusted in scope or cancelled is more likely to increase during periods of economic uncertainty and particularly during periods of federal budget cutbacks and sequestration.  In addition, our government contracts or subcontracts are subject to renegotiation or termination at the convenience of the applicable U.S. federal, state or local governments, as well as national governments of other countries.  Accordingly, if we do not realize a substantial amount of our book of business, our operations could be harmed and our expected profits and revenues could be significantly reduced.

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

As a government contractor, we enter into many contracts with federal, state and local government clients.  For example, revenues from our federal market sector represented 34% of our total revenues for the year ended January 3, 2014.  We are affected by and must comply with federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with FAR, the Truth in Negotiations Act, CAS, American Recovery and Reinvestment Act (“ARRA”), the Services Contract Act, export controls rules and DOD security regulations, as well as many other laws and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud, as well as many others in order to maintain our government contractor status.  These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs on our business operations.  Even though we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.

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

We engage in engineering, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns, indemnification claims and liquidated damages as well as other claims.  See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included under Item 8 of this report for a discussion of some of our legal proceedings.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, our insurance coverage does not cover all operational risks in the event of a significant incident or catastrophic loss.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny us insurance coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Any liabilities that exceed our insurance coverage, or that are covered by our insurance but are subject to a high deductible, or for which we are not insured could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

We have a large fleet of trucks and other heavy vehicles to transport drilling rigs and provide fluid hauling and other oil and gas services in North America.  We are subject to national, state and Canadian provincial regulations including the permit requirements of highway and safety authorities.  These regulatory authorities exercise broad powers over our transport operations, generally governing such matters as the authorization to engage in transportation operations, safety, equipment testing and specifications and insurance requirements.  The transportation industry is also subject to regulatory and legislative changes that may impact our operations, such as by requiring changes in fuel emissions limits, vehicle air emissions, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters.  Changes in regulations may increase costs related to truck purchases and maintenance, impair equipment productivity, decrease the residual value of these vehicles and increase operating expenses.

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

Proposals to increase taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs.  Also, fluctuating fuel prices may negatively affect our profit margins.  We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our profit margin and overall business.

Our failure to conduct due diligence effectively or our inability to integrate acquisitions successfully could impede us from realizing all of the anticipated benefits of recent and future acquisitions, which could severely weaken our results of operations.

Historically, we have used acquisitions to help expand our business.  If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration.  Our inability to successfully integrate recent and future acquisitions could disrupt our business and impede us from realizing all of the anticipated benefits of those acquisitions, severely weakening our business operations and adversely impacting our results of operations.  In addition, the overall integration of two combining companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

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

Revenues from our federal market sector represented 34% of our total revenues for the year ended January 3, 2014.  Government contracts are awarded through a regulated procurement process.  The federal government has relied upon multi-year contracts with pre-established terms and conditions, such as IDCs, that generally require those contractors that have previously been awarded the IDC to engage in an additional competitive bidding process before a task order is issued.  In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. government has scaled back outsourcing of some types of services in favor of “insourcing” jobs to its employees.  Also, the Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) in fiscal year 2013 and beyond that have resulted in significant reductions in the funding for infrastructure, defense and other projects.  The Bipartisan Budget Act of 2013 also imposes federal spending cutbacks for a two-year period that may impact our work for the DOD and other federal agencies.  Thereafter, in the absence of a budget agreement, sequestration under the Budget Control Act of 2011 could again impose increasing budget cuts over the succeeding years that adversely affect our work for the federal government.  In addition, the U.S. federal government shutdown in October 2013 and the threat of a similar shutdown have intensified economic uncertainty, particularly with respect to federal government spending.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and reduce our profits and revenues.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA, which provides funding for various clients’ state transportation projects.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects.  As a result, a project we are currently working on may be only partially funded and thus additional public funding may be required in order to complete our contract.  The Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) in fiscal year 2013 and beyond that have resulted in significant reductions in the funding for infrastructure, defense and other projects.  The Bipartisan Budget Act of 2013 also imposes federal spending cutbacks for a two-year period that may impact our work for the DOD and other federal agencies.  Thereafter, in the absence of a budget agreement, sequestration under the Budget Control Act of 2011 could again impose increasing budget cuts over the succeeding years that adversely affect our work for the federal government.  In addition, the U.S. federal government shutdown in October 2013 and the threat of a similar shutdown have intensified economic uncertainty, particularly with respect to federal government spending.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund infrastructure projects.  In addition to the state of the economy and competing political priorities, public funding and the timing of payment of these funds may also be influenced by, among other things, curtailments in the use of government contractors, a rise in the cost of raw materials, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

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

Revenues from our federal market sector represented 34% of our total revenues and contracts, of which the DOD and other defense-related clients represented approximately 21% of our total revenues for the year ended January 3, 2014.  The Budget Control Act of 2011 imposed federal spending cuts (a large portion of which is defense-related) in fiscal year 2013 and beyond that have resulted in significant reductions in the funding for infrastructure, defense and other projects.  The Bipartisan Budget Act of 2013 also imposes federal spending cutbacks for a two-year period that may impact our work for the DOD and other federal agencies.  Thereafter, in the absence of a budget agreement, sequestration under the Budget Control Act of 2011 could again impose increasing budget cuts over the succeeding years that adversely affect our work for the federal government.  In addition, approximately 3,000 of our employees were furloughed during parts of the October 2013 federal government shutdown.  Furthermore, the U.S. federal government shutdown in October 2013 and the threat of a similar shutdown have intensified economic uncertainty, particularly with respect to federal government spending.  There has also been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure has reduced and may continue to reduce our profit margins on future federal contracts. Future levels of expenditures and authorizations for defense-related or other federal programs, including foreign military commitments, may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in defense or other federal spending or a change in budgetary priorities could reduce our profits and revenues.

If our goodwill or intangible assets become impaired, then our profits will be reduced.

If our goodwill or intangible assets become impaired, then our profits will be reduced.  For example, during the quarter ended September 30, 2011, a decline in our stock price and market capitalization triggered an interim impairment test, which resulted in a goodwill impairment charge for the year ended December 30, 2011.  Goodwill may be impaired if the estimated fair value of one or more of our reporting units is less than the carrying value of the respective reporting unit.  Because we have grown in part through acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  Goodwill and other net intangible assets were $4.3 billion as of January 3, 2014.  We perform an analysis on our goodwill balances to test for impairment on an annual basis and whenever events occur that indicate impairment could exist.  There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including the following:

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

We may commit to a client that we will complete a project by a scheduled date.  For example, project execution issues within our Oil & Gas Division primarily occurring during the fourth quarter of 2013 led to a deterioration of project earnings of approximately $47 million in fiscal year 2013.  We may also commit that a project, when completed, will achieve specified performance standards.  If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards.  In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors.  In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial and liquidated damages, which are determined by the contract.  To the extent that these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability.  Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability and other obligations that could reduce our profits and revenues.

We often partner with unaffiliated third parties, individually or via a joint venture, to jointly bid on and perform a particular project.  For example, for the year ended January 3, 2014, our equity in income of unconsolidated joint ventures amounted to $93.6 million.  The success of our partnerships and joint ventures depends, in large part, on the satisfactory performance of contractual obligations by each member.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may have to provide additional services to ensure the adequate performance and delivery of the contracted services and could be jointly and severally liable for the other party’s actions.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  For example, our Oil & Gas Division provides oilfield services on project sites that could result in uncontrolled flows of oil, gas, or well fluids, fires, spills and explosions.  On some project sites, we may be responsible for safety and, accordingly, we have an obligation to implement effective safety procedures.  If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation.  As a result, our failure to maintain adequate safety standards and equipment could result in reduced profitability or the loss of projects or clients, and could have a material adverse impact on our business, financial condition, and results of operations.

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

If our reports, opinions, or judgments are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.

We issue reports, opinions, and judgments to clients based on our professional engineering expertise, as well as our other professional credentials.  Our reports, opinions, and judgments may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed.  In addition, we could be liable to third parties who use or rely upon our reports, opinions, and judgments even if we are not contractually bound to those third parties.  For example, if we deliver an inaccurate report or one that is not in compliance with the relevant standards, and that report is made available to a third party, we could be subject to third-party liability, resulting in monetary damages and penalties.

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

Our industry is highly fragmented and intensely competitive.  For example, according to the publication Engineering News-Record, based on voluntarily reported information, the top ten U.S. engineering design firms accounted for approximately only 43% of the total top 500 U.S. design firm revenues in 2012.  The top 20 U.S. contractors accounted for approximately 49% of the top 400 U.S. contractors’ total revenues in 2012, as reported by the Engineering News-Record.  Our competitors are numerous, ranging from small private firms to multi-billion dollar companies.  In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

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

We may be required to contribute additional cash to meet any underfunded benefit obligations associated with retirement and post-retirement benefit plans we manage or multiemployer pension plans in which we participate.

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets.  For example, as of January 3, 2014, our defined benefit pension and post-retirement benefit plans were projected to be underfunded by $309.5 million.  See Note 14, “Employee Retirement and Post-Retirement Benefit Plans,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of our Annual Report on Form 10-K for additional disclosure.  This amount does not include any potential obligations we may owe under various third-party multiemployer plans.  In the future, our benefit plan obligations may increase or decrease depending on changes in the levels of interest rates, pension plan asset performance and other factors.  If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies.  Our collective bargaining agreements with unions typically require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans.  For the year ended January 3, 2014, we contributed $49.7 million to multiemployer pension plans.  Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit.  If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

Our outstanding indebtedness could adversely affect our liquidity, cash flows and financial condition.

As of January 3, 2014, the outstanding balance of the term loan under our senior credit facility (“2011 Credit Facility”), as amended, was $605.0 million.  In addition, we issued $1.0 billion of 3.85% Senior Notes and 5.00% Senior Notes (collectively the “Senior Notes”) in connection with our acquisition of Flint. We had no outstanding balance under our revolving line of credit as of January 3, 2014.  This level of debt might:

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

We rely primarily on our ability to generate cash from operations to service our indebtedness in the future.  If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing.  If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances.  Our debt obligations limit our ability to sell assets and also restrict our use of the proceeds from any such sale.  If we default on our debt obligations, our lenders or bondholders could require immediate repayment of our entire outstanding debt.  If our lenders require immediate repayment on the entire principal amount, we will not be able to repay them in full, and our inability to meet our debt obligations could result in bankruptcy or otherwise impair our ability to maintain sufficient liquidity to continue our operations.

Because URS Corporation, the parent company, is a holding company, we may not be able to service our debt if our subsidiaries do not make sufficient distributions to us.

Our parent company has no direct operations and no significant assets other than investments in the stock of our subsidiaries.  Because we conduct our business operations through our operating subsidiaries, we depend on those entities for payments and dividends to generate the funds necessary to meet our financial obligations.  Although there are currently no material legal restrictions on our operating subsidiaries’ ability to distribute assets to us, legal restrictions, including governmental regulations and contractual obligations, could restrict or impair our operating subsidiaries’ ability to pay dividends or make loans or other distributions to us in the future.  Legal restrictions, including tax regulations and other contractual obligations could restrict or impair our subsidiaries’ ability to pay dividends or make loans or other distributions to us.  The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions or loans to enable us to pay interest on our debt obligations when due or to pay the principal of such debt at maturity.

Restrictive covenants and other restrictions in our credit and debt arrangements may restrict our ability to pursue business strategies.

Our 2011 Credit Facility, Senior Notes, and our other outstanding indebtedness include covenants and restrictions potentially limiting our ability to, among other things:

•	incur additional indebtedness;

•	declare or pay dividends to our stockholders;

•	repurchase or redeem our stock;

•	repay indebtedness that is junior to our 2011 Credit Facility;

•	make investments;

•	create liens securing debt or other encumbrances on our assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with our stockholders and affiliates; and

•	sell or exchange assets.

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

As a multinational company, we derived approximately 26% of our revenues from international operations for the year ended January 3, 2014.  International business is subject to a variety of potential risks, including:

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

As of January 3, 2014, approximately 28.5% of our employees were covered by collective bargaining agreements.  The outcome of any future negotiations relating to union representation or collective bargaining agreements may not be favorable to us.  We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses.  In addition, negotiations with unions could divert management attention and disrupt operations, which may adversely affect our results of operations.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including strikes.  Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and adversely affect our operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of January 3, 2014, we owned 41 properties and had approximately 700 facility leases in locations throughout the world.  The lease terms range from a minimum of month-to-month to a maximum of 28 years from inception with indefinite options for renewal, expansions, contraction and termination, sublease rights and allowances for improvements.  Our significant lease agreements expire at various dates through the year 2026.  We believe that our current facilities are sufficient for the operation of our business and that suitable additional space in various local markets is available to accommodate any reasonable foreseeable needs that may arise.  The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Property Location	Reporting Segment
Princeton, NJ	Energy & Construction
New York, NY	Infrastructure & Environment
Denver, CO	Energy & Construction
Chantilly, VA	Federal Services
Tampa, FL	Infrastructure & Environment
Denver, CO	Infrastructure & Environment
Germantown, MD	Infrastructure & Environment
San Francisco, CA	Corporate / Infrastructure & Environment
Germantown, MD	Federal Services
Boise, ID	Energy & Construction

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the New York Stock Exchange under the symbol “URS.”  As of February 28, 2014, we had 2,421 stockholders of record.  The following table sets forth the high and low sale prices of our common stock, as well as dividend information, for the periods indicated.

	Sales Price per Share
	Low	High	Dividends Declared per Share
2013
First Quarter	$38.38	$47.49	$0.21
Second Quarter	$42.44	$49.45	$0.21
Third Quarter	$45.21	$55.79	$0.21
Fourth Quarter	$50.10	$55.68	$0.21

2012
First Quarter	$35.40	$47.16	$0.20
Second Quarter	$32.13	$43.64	$0.20
Third Quarter	$32.76	$38.88	$0.20
Fourth Quarter	$33.20	$40.27	$0.20

Future dividends are subject to approval by our Board of Directors.

Stock Purchases

The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that comprise our fourth quarter of 2013:

	(a) Total Number of Shares Purchased (1,2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
	(In millions, except average price paid per share)
October 5, 2013 – November 1, 2013	—†	$55.23	—	4.0
November 2, 2013 – November 29, 2013	—†	52.12	—	4.0
November 30, 2013 – January 3, 2014	—†	51.34	—	4.0
Total	—		—

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
For fiscal years 2012 and 2013, the authorized shares under the repurchase program were 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be repurchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  In February 2014, our Board of Directors approved a modification of our stock repurchase program to allow for the repurchase of up to 12.0 million shares of our common stock in fiscal year 2014.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

†	Represents less than half a million shares.

Our 2011 Credit Facility permits unlimited dividend payments and stock repurchases if no default has occurred and our Consolidated Leverage Ratio is equal to or less than 1.50:1.00.  However, if no default has occurred and the Consolidated Leverage Ratio is below the threshold indication above, then our dividend payments and stock repurchases are limited to $200 million per fiscal year and the sum of 50% of our cumulative net income and net cash proceeds from the issuance of equity securities to third parties after October 19, 2011.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 3,	December 28,	December 30,	December 31,	January 1,
(In millions, except per share data)	2014 (1)	2012 (1,2)	2011 (1,2)	2010 (1,2)	2010 (1)
Income Statement Data:
Revenues	$10,990.7	$10,972.5	$9,545.0	$9,177.1	$9,249.1
Cost of revenues	(10,416.0)	(10,294.5)	(8,988.8)	(8,609.5)	(8,772.4)
General and administrative expenses	(77.5)	(83.6)	(79.5)	(71.0)	(75.8)
Acquisition-related expenses (2)	—	(16.1)	(1.0)	(11.9)	—
Restructuring costs (3)	—	—	(5.5)	(10.6)	—
Goodwill impairment (4)	—	—	(351.3)	—	—
Impairment of an intangible asset (5)	—	—	—	—	(32.8)
Equity in income of unconsolidated joint ventures (6)	93.6	107.6	132.2	70.3	100.9
Operating income	590.8	685.9	251.1	544.4	469.0
Other income (expenses) (7)	(7.7)	0.5	—	—	47.9
Net income (loss) attributable to URS	247.2	310.6	(42.9)	287.9	269.1

Earnings (loss) per share:
Basic	$3.35	$4.18	$(0.56)	$3.56	$3.31
Diluted	$3.31	$4.17	$(0.56)	$3.54	$3.29

Cash dividends declared per share (8)	$0.84	$0.80	$—	$—	$—

Balance Sheet Data (As of the end of the period):
Total assets	$8,718.0	$9,261.0	$7,337.1	$7,351.4	$6,904.4
Total long-term debt (9)	$1,666.9	$1,992.5	$737.0	$641.3	$689.7
Total URS stockholders’ equity (8)	$4,081.2	$4,044.0	$3,800.1	$4,117.2	$3,905.8
Total noncontrolling interests	$145.8	$141.9	$107.2	$83.8	$44.7
Total stockholders’ equity	$4,227.0	$4,185.9	$3,907.3	$4,201.0	$3,950.5

(1)	Our fiscal year is the 52/53-week period ending on the Friday closest to December 31. Our fiscal year ended January 3, 2014 contained 53 weeks.

(2)
We completed the acquisitions of Flint, Apptis and Scott Wilson Group plc (“Scott Wilson”) in May 2012, June 2011 and September 2010, respectively.  The operating results of Flint, Apptis and Scott Wilson, since their respective acquisition dates, are included in our consolidated financial statements under the Oil & Gas Division, Federal Services Division and the Infrastructure & Environment Division, respectively.

(3)
For the years ended December 30, 2011 and December 31, 2010, we recorded restructuring costs in our international businesses.  For further discussion regarding the fiscal year 2011 costs, see Note 17, “Commitments and Contingencies,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

(4)
During the year ended December 30, 2011, we recorded a goodwill impairment charge of $351.3 million.  On a net, after-tax basis, this charge resulted in decreases to net income and diluted earnings per share (“EPS”) of $309.4 million and $3.99, respectively, for the year ended December 30, 2011.  For further discussion, see Note 9, “Goodwill and Intangible Assets,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

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

(9)
On December 19, 2013, we entered into an amendment to our 2011 Credit Facility by extending the maturity date by two years to December 19, 2018.  On December 27, 2013, Flint redeemed all of its outstanding senior notes (“Canadian Notes”).  During fiscal year 2012, we issued $1.0 billion of Senior Notes in connection with the acquisition of Flint.  During fiscal year 2011, we entered into our 2011 Credit Facility, which provided a term loan facility of $700.0 million and revolving credit facilities of $1.0 billion.  For further discussion, see Note 11, “Indebtedness,” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this annual report.

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

BUSINESS SUMMARY

We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a U.S. federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, management and operations, and IT services.  With approximately 50,000 employees, as of January 31, 2014, in a global network of offices and contract-specific job sites in nearly 50 countries, we provide services for federal, infrastructure, oil and gas, power and industrial programs and projects.

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

OVERVIEW AND BUSINESS TRENDS

Fiscal Year 2013 Results

Consolidated revenues for the year ended January 3, 2014 were $11.0 billion, an increase of $18.2 million, or 0.2%, compared to revenues for fiscal year 2012.  During the 2013 fiscal year, revenues increased from our work in the oil and gas market sector, as our results reflect a full year of Flint operations in 2013 compared with a partial year in 2012, and from our work in the infrastructure market sector.  By contrast, revenues in the industrial market sector were essentially flat, and we experienced declines in revenues from our work in the federal and power market sectors.

Net income attributable to URS for the year ended January 3, 2014 was $247.2 million compared with net income of $310.6 million for the year ended December 28, 2012, primarily due to underperformance in the Oil & Gas Division.  This decrease was partially offset by earnings from our work managing chemical demilitarization programs.

Cash Flows and Debt

During the year ended January 3, 2014, we generated $614.2 million in net cash from operations.  Cash flows from operations increased by $184.0 million for fiscal year 2013 compared with fiscal year 2012.  This increase was primarily due to the timing of billings, collections and advance payments from clients on accounts receivable, income tax payments, and dividend distributions from our unconsolidated joint ventures.  The increase was partially offset by the timing of vendor and subcontractor payments, and salary and employee benefit payments.

In addition, we had cash outflows of $184.9 million related to the redemption of the Canadian Notes, which included principal and a prepayment fee, $93.3 million related to repurchases of our common stock, and $62.2 million of cash dividends paid during the year ended January 3, 2014.

Book of Business

As of January 3, 2014 and December 28, 2012, our total book of business was $22.8 billion and $24.9 billion, respectively.  Our backlog and option years decreased primarily due to the continuing delays in contract awards and an increase in short-term extensions on existing contracts for work we perform for the U.S. federal government.  Our IDCs increased mainly due to the continuing shift towards the use of IDCs by both public and particularly, private sector clients.

Business Trends

It is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Item 1A, “Risk Factors,” of this report, which begins on page 20.  Government budget deficits and debt burdens, federal budget cutbacks and potential sequestration, the U.S. federal government shutdown in October 2013, slow economic growth, and efforts made to address any of these issues could negatively affect our business.  In particular, federal expenditures have been adversely affected due to the October 2013 federal government shutdown, and other federal budget issues, such as sequestration resulting from the Budget Control Act of 2011.  Federal spending cutbacks will also result from the Bipartisan Budget Act of 2013, and we could face additional government shutdowns and increasing budget cuts as a result of sequestration in the future that may impact our work for the DOD and other federal agencies.  Any significant reduction in federal government spending could reduce the demand for our overall services, and result in the cancellation or delay of existing projects, as well as potential projects in our book of business.

Federal Market Sector

Due to U.S. federal budget cuts and continuing budget uncertainty, we expect to continue experiencing delays in procurement decisions, project cancellations and reductions in spending on some existing contracts.  Federal spending cutbacks will also result from the Bipartisan Budget Act of 2013, and we could face additional government shutdowns and increasing budget cuts as a result of sequestration in the future, all of which could impact our work for the DOD and other federal agencies.  These budget cuts have resulted in reduced funding for some of the work we perform on behalf of the U.S. federal government.  Despite these budget challenges, we anticipate stable funding for some of the specialized technical services we provide to federal government agencies in support of programs that are vital to national security or mandated by law.  This includes support of electronic warfare, threat reduction, counter-terrorism, and cyber-security programs.

We have multiple contracts to manage the destruction of chemical agents and weapons at various DOD chemical demilitarization facilities, including at the Umatilla Chemical Depot, the Tooele Chemical Agent Disposal Facility, the Pine Bluff Arsenal, the Anniston Army Depot, the Blue Grass Army Depot and Pueblo Chemical Depot.  Revenues and operating income from the various chemical demilitarization contracts were, collectively, $648 million and $213 million, respectively, for the year ended January 3, 2014.  These amounts primarily reflect accelerated incentive awards of $143 million at several project facilities as a result of our achievement of early completion milestones, including $53 million related to the commencement of the recognition of performance-based incentive awards on one project.  Because we have met numerous early completion milestones at four of the project facilities, these sites are either in or are expected to transition to the closure phase.  While we expect to continue generating revenues and operating income from these projects in the future, we anticipate that these amounts will decline as the projects approach final completion.  We estimate that revenues and operating income from these projects will decrease by over 50% in 2014 as compared to 2013.

Infrastructure Market Sector

As a result of increased tax revenues and improved budgets, many states are moving forward with additional funding for infrastructure improvement programs, although some states continue to experience budget challenges.  Some states also have instituted alternative funding mechanisms, such as dedicated tax measures, user fees and public-private partnerships, to finance infrastructure projects.  Additionally, in February 2014, President Obama outlined a plan for a four-year, $302 billion federal transportation authorization to replace the two-year, $105 billion Moving Ahead for Progress in the 21st Century Act, which expires on September 30, 2014.  If enacted by Congress, the plan would significantly increase current levels of funding for highways, rail and mass transit infrastructure.

Oil and Gas Market Sector

During the second quarter of the 2012 fiscal year, we acquired Flint, a provider of construction and maintenance services to clients in the North American oil and gas industry.  The acquisition significantly expanded our presence in the North American oil and gas market sector.  As a result of the acquisition, we expect that any increase in capital spending to develop North American oil and gas resources could lead to increased demand for the engineering, construction and operations and maintenance services that we provide to clients in the oil and gas market sector.  We may continue to be affected by a slowdown in project activity due to continued low natural gas prices and limited pipeline capacity for oil produced in the Canadian oil sands.

Power Market Sector

We expect that stagnant demand for power and lower plant utilization rates will continue to limit spending for new fossil and nuclear plants.  In addition, the shift from the development of coal-fired power generating facilities to natural gas, and challenges to the implementation of new emission control regulations, have resulted, and could continue to result, in lower demand for the air quality control services we provide to utilities.  By contrast, we could benefit from new investments being made in transmission and distribution systems to improve the efficiency and reliability of these systems and to accommodate the transmission of electricity from alternative and renewable energy sources.  In addition, following events at the Fukushima nuclear power plant in Japan, the U.S. Nuclear Regulatory Commission issued new safety requirements to strengthen containment structures and to improve on-site flood control and seismic safety plans, which could result in increased demand for the engineering, procurement and construction services we provide.

Industrial Market Sector

We are encouraged about signs of recovery in our industrial market sector.  If our clients experience an increase in demand for durable goods, we could see increased demand for the engineering, procurement, construction and facilities management services we provide.  In addition, we expect to continue to benefit from steady demand for the environmental and engineering services we provide to industrial clients under Master Service Agreements (“MSAs”).  These services typically support our clients’ ongoing operations and help them comply with regulatory mandates.  We also anticipate growth in our mining business in the U.S. and Australia as a result of new contract awards in 2013.

Seasonality

We experience seasonal trends in our business in connection with holidays.  Our revenues typically are lower during these times of the year because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition to holidays, our business also is affected by seasonal bad weather conditions, such as hurricanes, floods, snowstorms or other inclement weather, which may cause some of our offices and projects to close or reduce activities temporarily.  For example, in the first quarter of the year, winter weather sometimes results in intermittent office closures and work interruptions.  In our Oil & Gas Division, winter weather enables increased access to remote work areas in Northern Canada, while spring road bans limit access to work areas in Canada and the Northern U.S.

Other Business Trends

The diversification of our business and changes in the mix and timing of our fixed-cost, target-price and other contracts can cause earnings and profit margins to vary between periods.  For example, we have, for some time, experienced an increase in the number of fixed-price contract opportunities, particularly among clients in the federal, power, infrastructure, and oil and gas market sectors.  The increase in fixed-price contracting creates additional risks of incurring losses and opportunities for achieving higher margins on these contracts.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  Also, our public and private sector clients are increasingly using IDCs that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.  Additionally, the traditional award contracts we receive are tending to include fewer base years and more option years.  These trends change the relationship between backlog and revenues, resulting in smaller, shorter term increments moving from IDCs and option years into backlog and then potentially realized as revenues.  Ultimately, however, revenues from IDC task orders and option years will typically lower our reported backlog and increase our reported IDC and option years in our book of business.  In addition, earnings recognition on many contracts is measured based on progress achieved as a percentage of the total project effort or upon the completion of milestones or performance criteria rather than evenly or linearly over the period of performance.

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

CONSOLIDATED REVENUES BY MARKET SECTOR

The Year Ended January 3, 2014 Compared with the Year Ended December 28, 2012

	Year Ended
				Percentage
	January 3,	December 28,	Increase	Increase
(In millions, except percentages)	2014	2012 (1)	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$3,719.5	$4,435.0	$(715.5)	(16.1%)
Infrastructure	1,936.3	1,791.4	144.9	8.1%
Oil and Gas	3,227.1	2,310.6	916.5	39.7%
Power	973.1	1,304.4	(331.3)	(25.4%)
Industrial	1,134.7	1,131.1	3.6	0.3%
Total revenues, net of eliminations	$10,990.7	$10,972.5	$18.2	0.2%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated Revenues by Market Sector

Our consolidated revenues for the year ended January 3, 2014 were $11.0 billion, an increase of $18.2 million, or 0.2%, compared with the year ended December 28, 2012.

The following discussion of revenues by market sector analyzes and explains the year over year changes.

Federal

	Year Ended
				Percentage
	January 3,	December 28,	Increase	Increase
(In millions, except percentages)	2014	2012	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$562.3	$670.1	$(107.8)	(16.1%)
Federal Services	2,261.1	2,720.8	(459.7)	(16.9%)
Energy & Construction	896.1	1,044.1	(148.0)	(14.2%)
Federal total	$3,719.5	$4,435.0	$(715.5)	(16.1%)

Consolidated revenues from our federal market sector for the year ended January 3, 2014 declined compared with the year ended December 28, 2012.  During the 2013 fiscal year, revenues from many of the services we provide to federal government agencies in the U.S. declined due to continuing delays in the award of new contracts because of the ongoing federal budget debate, the federal government shutdown in October 2013, and sequestration.  As a result, revenues decreased from the engineering, facility construction, systems engineering, technical assistance, and operations and maintenance services we provide to the DOD.

Revenues also declined from our work under various contracts managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities in the U.S.  At many of these facilities, our work has transitioned from the operations phase to the closure phase, resulting in lower levels of activity.  Our work providing management and operations services to the DOE also was affected by lower funding and sequestration, resulting in decreased activity at the DOE sites we manage.

Infrastructure

	Year Ended
				Percentage
	January 3,	December 28,	Increase	Increase
(In millions, except percentages)	2014	2012	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$1,647.4	$1,550.1	$97.3	6.3%
Energy & Construction	288.9	241.3	47.6	19.7%
Infrastructure total	$1,936.3	$1,791.4	$144.9	8.1%

Consolidated revenues from our infrastructure market sector for the year ended January 3, 2014 increased compared with the year ended December 28, 2012.  Revenues increased during the 2013 fiscal year from the planning, design, engineering, and program and construction management services we provide for the development of surface, air, rail, and mass transit transportation infrastructure.  Revenues also grew from the services we provide to expand and modernize water storage, conveyance and treatment systems.  In addition, we experienced high levels of activity on a project to construct a dam in Illinois and on a streetcar line construction project in Atlanta.  This increase was partially offset by a decline in our work modernizing and expanding educational and health care facilities due to the completion of assignments that have not been replaced by similar projects.

Oil and Gas

	Year Ended
				Percentage
	January 3,	December 28,	Increase	Increase
(In millions, except percentages)	2014	2012	(Decrease)	(Decrease)
Oil and Gas Market Sector:
Infrastructure & Environment	$559.4	$552.5	$6.9	1.2%
Energy & Construction	484.9	288.9	196.0	67.8%
Oil & Gas (1)	2,182.8	1,469.2	713.6	48.6%
Oil and Gas total	$3,227.1	$2,310.6	$916.5	39.7%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated revenues from our oil and gas market sector for the year ended January 3, 2014 increased compared with the year ended December 28, 2012.  The growth in our oil and gas business primarily reflects the acquisition of Flint, which became our Oil & Gas Division at the completion of the acquisition on May 14, 2012.  During the 2013 fiscal year, the Oil & Gas Division generated $2.2 billion in revenues from work providing construction and maintenance services to the North American oil and gas industry.  During the 2012 fiscal year, the Oil & Gas Division generated $1.5 billion in revenues beginning May 14, 2012 through December 28, 2012.  In addition to the effects of the Flint acquisition, revenues also increased from the environmental and engineering services we provide to oil and gas clients worldwide through long-term MSAs, as well as from projects to construct natural gas production facilities.

Power

	Year Ended
				Percentage
	January 3,	December 28,	Increase	Increase
(In millions, except percentages)	2014	2012	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$247.6	$209.8	$37.8	18.0%
Energy & Construction	725.5	1,094.6	(369.1)	(33.7%)
Power total	$973.1	$1,304.4	$(331.3)	(25.4%)

Consolidated revenues from our power market sector for the year ended January 3, 2014 decreased compared with the year ended December 28, 2012.  During the 2013 fiscal year, revenues decreased from our work retrofitting coal-fired power plants with air quality control systems as a result of the completion of assignments that experienced high levels of activity in 2012.  We also experienced delays and suspensions of new projects, resulting from regulatory uncertainty and stagnant demand for electricity.  Revenues also declined from projects involving the replacement of major components at nuclear power plants, due largely to the completion of two major assignments that have not been replaced by comparable projects.  By contrast, we experienced an increase in revenues from the environmental remediation services we provide for the decommissioning and closure of power generating facilities that are no longer in operation.

Industrial

	Year Ended
				Percentage
	January 3,	December 28,	Increase	Increase
(In millions, except percentages)	2014	2012	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$665.3	$700.5	$(35.2)	(5.0%)
Energy & Construction	469.4	430.6	38.8	9.0%
Industrial total	$1,134.7	$1,131.1	$3.6	0.3%

Consolidated revenues from our industrial market sector for the year ended January 3, 2014 were essentially flat compared with the year ended December 28, 2012.  In fiscal 2013, we experienced increased activity and revenues on a contract to construct a chemical production facility in Tennessee, and we benefitted from sustained demand for the environmental and engineering services we provide to manufacturing and other industrial clients worldwide through long-term MSAs.  By contrast, revenues declined from the engineering and construction services we provide to support mine expansion projects, due largely to the completion of a large project in Australia to construct a mine tailings facility, as well as the wind down of a contract to operate a phosphate mine in Canada.  These declines were partially offset by increased activity on new mining projects in Arizona and New Mexico.  Revenues also declined from our work providing facility management services to manufacturing clients, reflecting a decrease in the volume of work on existing contracts and from the planning and design services we provide to commercial clients.

CONSOLIDATED RESULTS

The Year Ended January 3, 2014 Compared with the Year Ended December 28, 2012

	Year Ended
				Percentage
(In millions, except percentages and per share amounts)	January 3,	December 28,	Increase	Increase
	2014	2012 (1)	(Decrease)	(Decrease)

Revenues	$10,990.7	$10,972.5	$18.2	0.2%
Cost of revenues	(10,416.0)	(10,294.5)	121.5	1.2%
General and administrative expenses	(77.5)	(83.6)	(6.1)	(7.3%)
Acquisition-related expenses	—	(16.1)	(16.1)	N/M
Equity in income of unconsolidated joint ventures	93.6	107.6	(14.0)	(13.0%)
Operating income	590.8	685.9	(95.1)	(13.9%)
Interest expense	(86.1)	(70.7)	15.4	21.8%
Other income (expense), net	(7.7)	0.5	(8.2)	(1640.0%)
Income before income taxes	497.0	615.7	(118.7)	(19.3%)
Income tax expense	(167.7)	(189.9)	(22.2)	(11.7%)
Net income including noncontrolling interests	329.3	425.8	(96.5)	(22.7%)
Noncontrolling interests in income of consolidated subsidiaries	(82.1)	(115.2)	(33.1)	(28.7%)
Net income attributable to URS	$247.2	$310.6	$(63.4)	(20.4%)

Diluted earnings per share	$3.31	$4.17	$(0.86)	(20.6%)

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Year ended

January 3, 2014	$3,758.0	$2,263.0	$2,911.0	$2,208.2	$(149.5)	$10,990.7
December 28, 2012	3,792.1	2,721.6	3,138.1	1,475.1	(154.4)	10,972.5
Increase (decrease)	(34.1)	(458.6)	(227.1)	733.1	(4.9)	18.2
Percentage increase (decrease)	(0.9%)	(16.9%)	(7.2%)	49.7%	(3.2%)	0.2%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues were essentially flat for the year ended January 3, 2014 compared to the year ended December 28, 2012.  During the 2013 fiscal year, decreases in federal spending, the federal government shutdown and delays in new project awards resulted in lower revenues in the federal market sector.  We also experienced a decrease in revenues from the environmental and engineering services we provide to mining clients, which was partially offset by an increase in revenues from the services we provide to chemical and other industrial clients.

By contrast, we experienced an increase in revenues from planning, design, engineering, and program and construction management services for the development of surface, air, and rail transportation infrastructure, as well as from the environmental remediation services we provide in the power market sector for the decommissioning and closure of power facilities.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased for the year ended January 3, 2014 compared to the year ended December 28, 2012.  Revenues associated with our chemical agent demilitarization programs declined from $814.8 million for the year ended December 28, 2012 to $648.0 million for the year ended January 3, 2014.  This decline reflects the transition at several facilities from the operations phase of the projects to the closure phase, which is characterized by lower levels of activity.  Revenues related to other services also declined as a result of delayed awards on new and existing programs, the conclusion of several task orders on large IT projects, delays in finalizing the DOD’s budget, and the effects of sequestration.  These decreases were partially offset by higher revenues from our work supporting the DOD’s threat detection programs.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues for the year ended January 3, 2014 decreased compared with the year ended December 28, 2012.  The decrease was primarily due to the completion of large air quality control projects and delays in new project awards in the power market sector.  In addition, revenues declined due to the timing and completion of maintenance outage work at nuclear power plants and the termination of work on a refinery project.  In addition, the federal government shutdown and reduced funding resulted in lower revenues from our work providing nuclear management services to the DOE and project ramp down related to projects in the oil and gas market sector also contributed to decreased revenues.

These decreases were partially offset by the start-up of a new air quality control project in the power sector as well as higher revenues from projects involving the construction of natural gas production facilities and a chemical production facility.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues for the year ended January 3, 2014 increased substantially from the prior year, reflecting the May 14, 2012 acquisition of Flint. Our results reflect a full year of Flint operations in 2013 compared with a partial year in 2012. These revenues were derived from the construction and construction management, and operations and maintenance services that we provide, including facility and pipeline construction, transportation, and asset management and maintenance services, for the North American oil and gas industry.  Since the acquisition, the revenues of Flint have been included in our consolidated results under our Oil & Gas Division.

During fiscal year 2013, revenues were adversely affected by unusually severe weather conditions in Western Canada that disrupted activities at project sites; project deferrals due to a slowdown in activity in the natural gas market caused by continued low prices, which, in turn, resulted in reduced natural gas-related drilling activities; and limited pipeline capacity for oil produced in the Canadian oil sands.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Eliminations	Total
Year ended

January 3, 2014	$(3,546.3)	$(2,000.8)	$(2,821.9)	$(2,196.5)	$149.5	$(10,416.0)
December 28, 2012	(3,575.2)	(2,478.7)	(2,976.9)	(1,418.1)	154.4	(10,294.5)
Increase (decrease)	(28.9)	(477.9)	(155.0)	778.4	(4.9)	121.5
Percentage increase (decrease)	(0.8%)	(19.3%)	(5.2%)	54.9%	(3.2%)	1.2%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the year ended January 3, 2014 increased compared with the year ended December 28, 2012.  Because our revenues are primarily project-based, the factors that generally caused revenues to increase or decrease also drove a corresponding increase or decrease in our cost of revenues.  In addition, project execution issues in the Oil & Gas Division caused the percentage increase in our cost of revenues to be inconsistent with the percentage increase in our revenues.

Consolidated cost of revenues as a percent of revenues increased from 93.8% for the year ended December 28, 2012 to 94.8% for the year ended January 3, 2014.

General and Administrative Expenses

Our consolidated general and administrative (“G&A”)expenses for the year ended January 3, 2014 decreased by $6.1 million or 7.3% compared with the year ended December 28, 2012.  The decrease in G&A expenses was due primarily to reductions in employee incentive compensation expense of $10.1 million and legal expenses of $2.4 million, partially offset by increases in auditing and accounting services of $2.8 million resulting from the registration of the Senior Notes.  Consolidated G&A expenses as a percent of revenues were 0.7% for the year ended January 3, 2014 compared to 0.8% for the year ended December 28, 2012.

Acquisition-related Expenses

Our consolidated acquisition-related expenses generally include legal fees, consultation fees, travel expenses, and other miscellaneous direct and incremental administrative expenses.  We did not incur any acquisition-related expenses for the year ended January 3, 2014.  For the year ended December 28, 2012, we recorded $16.1 million of acquisition-related expenses for our acquisition of Flint.

Equity in Income (Loss) of Unconsolidated Joint Ventures

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Total
Year ended

January 3, 2014	$2.4	$6.3	$86.7	$(1.8)	$93.6
December 28, 2012	4.0	6.4	93.0	4.2	107.6
Increase (decrease)	(1.6)	(0.1)	(6.3)	(6.0)	(14.0)
Percentage increase (decrease)	(40.0%)	(1.6%)	(6.8%)	(142.9%)	(13.0%)

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Our consolidated equity in income of unconsolidated joint ventures for the year ended January 3, 2014 decreased compared with the year ended December 28, 2012.  The decrease was primarily attributable to a $9.0 million decrease in earnings resulting from lower target-cost savings at one of the nuclear management, operations and cleanup projects in the U.K., and a $7.9 million decrease in earnings from a light rail construction project nearing completion in 2013.  These decreases were partially offset by higher earnings at another nuclear cleanup project in the U.K. as a result of new contractual earnings metrics and increased earnings from a mining joint venture in Australia.  In addition, our equity in income of unconsolidated joint ventures included $7.7 million and $4.5 million of amortization of intangible assets for a joint venture that provides services to the Canadian energy sector for the years ended January 3, 2014 and December 28, 2012, respectively.

Operating Income

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas (1)	Corporate	Total
Year ended

January 3, 2014	$214.1	$268.5	$175.8	$9.9	$(77.5)	$590.8
December 28, 2012	220.9	249.3	254.2	61.2	$(99.7)	685.9
Increase (decrease)	(6.8)	19.2	(78.4)	(51.3)	$(22.2)	(95.1)
Percentage increase (decrease)	(3.1%)	7.7%	(30.8%)	(83.8%)	(22.3%)	(13.9%)
(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

As a percentage of revenues, operating income for the year ended January 3, 2014 was 5.4% compared to 6.3% for the year ended December 28, 2012.  The decrease in operating income in fiscal year 2013 relative to the corresponding period of 2012 was due to multiple factors, including lower revenues associated with work for the U.S. federal government, the completion of several large fossil and nuclear power projects, and execution issues in our Oil & Gas Division, which were identified in the fourth quarter and led to a significant deterioration in project earnings.  Our Oil & Gas Division also experienced project delays caused, in part, by the residual effects of lower than expected natural gas prices and pipeline capacity.  The decrease was partially offset by reductions in employee incentive compensation expense of $65.5 million, as well as the favorable resolution of a $23.3 million accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs that was incurred in the prior year.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income as a percentage of revenues was 5.7% for the year ended January 3, 2014 compared to 5.8% for the year ended December 28, 2012.  The decrease in operating income and operating income as a percentage of revenues was attributable to a combination of a decrease in revenues and an increase in overhead costs, such as benefits and foreign exchange fluctuations.  Overhead costs as a percentage of revenues increased to 31.9% for the year ended January 3, 2014 from 31.1% for the year ended December 28, 2012.

The Federal Services Division’s Operating Income

Operating income as a percentage of revenues was 11.9% for the year ended January 3, 2014 compared to 9.2% for the year ended December 28, 2012.  The increase in operating income and operating income as a percentage of revenues was primarily due to the favorable resolution of a $23.3 million accrual associated with the estimated costs of employee benefit obligations incurred on chemical demilitarization programs in the prior year, the recognition of $31.1 million in performance-related incentive fees on one of our chemical demilitarization contracts, and decreased overhead, including employee incentive compensation, costs.

These increases in operating income were partially offset by the recognition of a $40.0 million programmatic schedule incentive fee related to the chemical demilitarization program in the prior year, completion in fiscal 2013 of several IT projects and projects generating lower margins caused by an increasingly competitive pricing environment.

The Energy & Construction Division’s Operating Income

Operating income as a percentage of revenues was 6.0% for the year ended January 3, 2014 compared to 8.1% for the year ended December 28, 2012.  The decrease in operating income and operating income as a percentage of revenues was due to a $38.5 million decline in earnings as a result of the substantial completion of a power project and deceleration of another power project, both of which recognized significant target-cost savings in the prior year, a $21.0 million decrease in earnings resulting from the completion of maintenance outage work at nuclear power plants, a $19.8 million decrease at a DOE nuclear clean-up project that had high target-cost savings in the previous year, a $12.7 million decrease in earnings resulting from the completion of a DOE nuclear cleanup project, and decreased earnings of $6.3 million on projects accounted for as equity in income of unconsolidated joint ventures, as described above.  In addition, we incurred a charge of $7.9 million for a reduction in the market value of a real property held for sale due to a change in the zoning ordinance applicable to the property in fiscal year 2013.

These decreases were partially offset by increased earnings of $12.4 million due to the initial profit recognition of a new air quality control project and $11.9 million associated with the construction of natural gas facilities.  Additionally, reductions in employee incentive compensation expense and overhead partially offset the impact of lower revenues during the current period.

The Oil & Gas Division’s Operating Income

Operating income as a percentage of revenues was 0.4% for the year ended January 3, 2014 and included $49.2 million of amortization of intangible assets in connection with the Flint acquisition.  In comparison, operating income as a percentage of revenues was 4.1% for the year ended December 28, 2012, which reflected activities from May 14, 2012, the effective date of the Flint acquisition, and included $38.6 million of amortization of intangible assets in connection with the Flint acquisition.  The decrease in operating income was attributable to project execution issues on eight projects, primarily occurring during the fourth quarter, that led to a deterioration of project earnings of approximately $47 million for the 2013 fiscal year.  Additionally, operating income was impacted by approximately $20 million due to unusually severe weather conditions in Western Canada and, during the fourth quarter, by a $7.2 million write-off of an exclusive gas separation technology license as a result of the licensor filing for bankruptcy protection.  Finally, results were also adversely affected by project deferrals due to a slowdown in activity in the natural gas market and limited pipeline capacity for oil produced in the Canadian oil sands.

Interest Expense

Our consolidated interest expense for the year ended January 3, 2014 increased by $15.4 million or 21.8% compared with the year ended December 28, 2012.  Interest expense increased primarily because we incurred a full year of interest in fiscal year 2013 compared to a partial year of interest in fiscal year 2012, related to the Senior Notes issued on March 15, 2012 and the Canadian Notes acquired as part of the Flint acquisition on May 14, 2012. In addition, we paid additional interest to holders of the Senior Notes during fiscal year 2013 due to the delay in the completion of our exchange offer, in which we offered to exchange identical Senior Notes registered under the Securities Act of 1933, as amended, for unregistered Senior Notes previously issued in connection with the acquisition of Flint.

Other Income (Expense), Net

Our consolidated other income (expense), net for the year ended January 3, 2014 consists of foreign currency losses of $7.7 million recognized on an intercompany financing arrangement.  This amount compares to foreign currency gains of $0.8 million recognized on an intercompany financing arrangement and a net loss of $0.3 million recognized on foreign currency forward contracts for the year ended December 28, 2012.

Income Tax Expense

Our effective income tax rates were 33.7% and 30.8% for the years ended January 3, 2014 and December 28, 2012, respectively.  The higher rate was primarily attributable to U.S. tax on the sale of Canadian properties and dividends from a Canadian joint venture.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Our noncontrolling interests in income of consolidated subsidiaries decreased by $33.1 million or 28.7% in the year ended January 3, 2014 compared with the year ended December 28, 2012.  The decrease in noncontrolling interests in income of consolidated subsidiaries, net of tax was primarily due to a reduced level of activities as a result of the completion of maintenance outage work at nuclear power plants, lower earnings from a DOE nuclear clean-up project and lower earnings from one of our U.K. joint ventures.

CONSOLIDATED REVENUES BY MARKET SECTOR

The Year Ended December 28, 2012 Compared with the Year Ended December 30, 2011

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages)	2012 (1)	2011 (2)	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$4,435.0	$4,639.7	$(204.7)	(4.4%)
Infrastructure	1,791.4	1,861.3	(69.9)	(3.8%)
Oil and Gas (3)	2,310.6	692.1	1,618.5	233.9%
Power	1,304.4	1,126.6	177.8	15.8%
Industrial (3)	1,131.1	1,225.3	(94.2)	(7.7%)
Total revenues, net of eliminations	$10,972.5	$9,545.0	$1,427.5	15.0%

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(3)
Historically, we have included revenues from the oil and gas market sector as part of our presentation of revenues from the industrial and commercial market sector.  Effective at the beginning of our 2012 fiscal year, we revised our presentation to show our revenues from the oil and gas market sector separately.  In addition, we changed the name of our “industrial and commercial” market sector to the “industrial” market sector.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

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

Oil and Gas

	Year Ended
				Percentage
	December 28,	December 30,	Increase	Increase
(In millions, except percentages)	2012	2011	(Decrease)	(Decrease)
Oil and Gas Market Sector: (1)
Infrastructure & Environment	$552.5	$529.7	$22.8	4.3%
Energy & Construction	288.9	162.4	126.5	77.9%
Oil & Gas (2)	1,469.2	—	1,469.2	N/M
Oil and Gas total	$2,310.6	$692.1	$1,618.5	233.9%

N/M = Not meaningful

(1)
Historically, we have included revenues from the oil and gas market sector as part of our presentation of revenues from the industrial and commercial market sector.  Effective at the beginning of our 2012 fiscal year, we revised our presentation to show our revenues from the oil and gas market sector separately.  In addition, we changed the name of our “industrial and commercial” market sector to the “industrial” market sector.  For comparative purposes, we reclassified the prior period’s data to conform them to the current period’s presentation.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

Consolidated revenues from our oil and gas market sector for the year ended December 28, 2012 increased compared with the year ended December 30, 2011.  Our results reflect the acquisition of Flint on May 14, 2012.  At the completion of the acquisition, Flint became our new Oil & Gas Division.  For the fiscal year ended December 28, 2012, the Oil & Gas Division generated revenues of $1.5 billion from work providing construction and maintenance services to the North American oil and gas industry.  We also benefited from strong demand for the environmental and engineering services we provide to multinational oil and gas clients at facilities worldwide through long-term MSAs, as well as from increased activity on contracts to provide construction, facility management, and operations and maintenance services at refineries and other oil and gas facilities.

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

CONSOLIDATED RESULTS

The Year Ended December 28, 2012 Compared with the Year Ended December 30, 2011

	Year Ended
				Percentage
(In millions, except percentages and per share amounts)	December 28,	December 30,	Increase	Increase
	2012 (1)	2011 (2)	(Decrease)	(Decrease)

Revenues	$10,972.5	$9,545.0	$1,427.5	15.0%
Cost of revenues	(10,294.5)	(8,988.8)	1,305.7	14.5%
General and administrative expenses	(83.6)	(79.5)	4.1	5.2%
Acquisition-related expenses	(16.1)	(1.0)	15.1	N/M
Restructuring costs	—	(5.5)	(5.5)	N/M
Goodwill impairment	—	(351.3)	(351.3)	N/M
Equity in income of unconsolidated joint ventures	107.6	132.2	(24.6)	(18.6%)
Operating income	685.9	251.1	434.8	173.2%
Interest expense	(70.7)	(22.1)	48.6	219.9%
Other income, net	0.5	—	0.5	N/M
Income before income taxes	615.7	229.0	386.7	168.9%
Income tax expense	(189.9)	(143.4)	46.5	32.4%
Net income including noncontrolling interests	425.8	85.6	340.2	397.4%
Noncontrolling interests in income of consolidated subsidiaries	(115.2)	(128.5)	(13.3)	(10.4%)
Net income (loss) attributable to URS	$310.6	$(42.9)	$353.5	824.0%

Diluted earnings (loss) per share	$4.17	$(0.56)	$4.73	844.6%

N/M = Not meaningful

(1)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

(2)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Eliminations	Total
Year ended

December 28, 2012	$3,792.1	$2,721.6	$3,138.1	$1,475.1	$(154.4)	$10,972.5
December 30, 2011	3,760.9	2,695.4	3,251.1	—	(162.4)	9,545.0
Increase (decrease)	31.2	26.2	(113.0)	1,475.1	(8.0)	1,427.5
Percentage increase (decrease)	0.8%	1.0%	(3.5%)	N/M	(4.9%)	15.0%

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

General and Administrative Expenses

Our consolidated G&A expenses for the year ended December 28, 2012 increased by 5.2% compared with the year ended December 30, 2011. The increase in G&A expenses was due primarily to increases in employee salaries and the related benefit expenses of $2.4 million, foreign currency loss of $1.5 million, legal expenses of $1.2 million, and corporate communication and information technology-related expenses of $0.8 million, partially offset by the release of $2.1 million of sales tax reserve.  Consolidated G&A expenses as a percent of revenues was 0.8% for both years ended December 28, 2012 and December 30, 2011.

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

Goodwill Impairment

Our 2012 annual review, performed as of October 26, 2012, did not indicate any impairment to our goodwill in any of our reporting units.  For the year ended December 30, 2011, we recognized an impairment charge of $351.3 million affecting one of our six reporting units.  On a net, after-tax basis, this charge resulted in decreases to net income and diluted EPS of $309.4 million and $3.99, respectively, for the year ended December 30, 2011.

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

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services (1)	Energy & Construction	Oil & Gas (2)	Corporate	Total
Year ended

December 28, 2012	$220.9	$249.3	$254.2	$61.2	$(99.7)	$685.9
December 30, 2011	222.0	(154.5)	263.1	—	$(79.5)	251.1
Increase (decrease)	(1.1)	403.8	(8.9)	61.2	$20.2	434.8
Percentage increase (decrease)	(0.5%)	(261.4%)	(3.4%)	N/M	25.4%	173.2%

N/M = Not meaningful

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

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

Other Income, Net

Our consolidated other income, net for the year ended December 28, 2012 represents a foreign currency gain of $0.8 million recognized on intercompany financing arrangements and a net loss of $0.3 million recognized on foreign currency forward contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011
Cash flows from operating activities	$614.2	$430.2	$505.9
Cash flows from investing activities	(13.2)	(1,446.6)	(348.1)
Cash flows from financing activities	(630.5)	892.3	(294.3)

Overview

Our primary sources of liquidity are collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings related to our lines of credit.  Our primary uses of cash are to fund working capital, income tax payments, and capital expenditures; to service our debt; to pay dividends; to repurchase our common stock; and to make distributions to the minority owners in our consolidated joint ventures.

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

Our future capital allocation priorities are expected to include dividend payments, share repurchases, debt pay downs, add-on acquisitions and organic growth opportunities.

Liquidity

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At January 3, 2014 and December 28, 2012, restricted cash was $12.8 million and $17.1 million, respectively, which amounts were included in “Other current assets” on our Consolidated Balance Sheets.

As of January 3, 2014 and December 28, 2012, we had cash and cash equivalents of $35.8 million and $116.3 million, respectively, held outside the U.S., excluding amounts in consolidated joint ventures.  We are not aware of any material restrictions on cash and cash equivalents in those countries outside the U.S where we conduct business.  If cash and cash equivalents held outside the U.S. are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds; however, our intent is to indefinitely reinvest these foreign amounts outside of the U.S., and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

In addition, as of January 3, 2014 and December 28, 2012, our consolidated joint ventures held cash and cash equivalents of $89.4 million and $80.1 million, respectively.  These amounts are restricted for use by each joint venture and are not available for use in our general operations.

Accounts receivable and costs and accrued earnings in excess of billings on contracts (also referred to as “Unbilled Accounts Receivable”) represent one of our primary sources of cash inflows from operations.  Unbilled Accounts Receivable represent amounts that will be billed to clients as soon as invoice support can be assembled, reviewed and provided to our clients, or when specific contractual billing milestones are achieved.  In some cases, Unbilled Accounts Receivable may not be billable for periods generally extending from two to six months and, occasionally, beyond a year.  As of January 3, 2014 and December 28, 2012, $131.1 million and $264.9 million, respectively, of Unbilled Accounts Receivable were not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”  As of January 3, 2014 and December 28, 2012, we reclassified unbilled amounts representing performance-based incentive fees from our work managing chemical demilitarization and nuclear management and decommissioning programs from “Other long-term assets” to Unbilled Accounts Receivable because we expect them to become billable within twelve months of the Balance Sheet date.  We are required contractually to share a portion of these incentive fees with our employees and subcontractors for some of our projects.  These liabilities are accrued concurrently with the related receivables and are not expected to be paid until after the fees are collected, and, as a result, are originally included as a component of “Other long-term liabilities.”  As the underlying performance-based incentive fee receivables become current, these incentive fees are reclassified from “Other long-term liabilities” to “Other current liabilities.”

The following table summarizes the activities of Unbilled Accounts Receivable included in “Other long-term assets” and the corresponding liabilities included in “Other long-term liabilities” for our fiscal years 2013 and 2012:

(In millions)	Amounts included in “Other long-term assets”	Amounts included in “Other long-term liabilities"

Balances as of December 30, 2011	$185.0	$105.6
Additions	209.2	38.9
Reclassification from long-term to short-term	(129.3)	(37.5)
Balances as of December 28, 2012	264.9	107.0
Additions	241.7	59.7
Reclassification from long-term to short-term	(375.5)	(164.5)
Balances as of January 3, 2014	$131.1	$2.2

As of January 3, 2014 and December 28, 2012, significant unapproved change orders and claims, which are included in Unbilled Accounts Receivable, collectively represented approximately 4% and 3%, respectively, of our gross accounts receivable and Unbilled Accounts Receivable.

Net accounts receivable, which is comprised of accounts receivable and the current portion of Unbilled Accounts Receivable, net of receivable allowances, at January 3, 2014 was $2.8 billion, essentially flat compared to the balance as of December 28, 2012.

Our accounts receivable and Unbilled Accounts Receivable are evaluated on a regular basis to assess the risk of collectability, and allowances are provided as deemed appropriate.  Based on the nature of our customer base, including U.S. federal, state and local governments and large reputable companies, and contracts, we have not historically experienced significant write-offs related to receivables and Unbilled Accounts Receivable.  The size of our allowance for uncollectible receivables as a percentage of the combined totals of our accounts receivable and Unbilled Accounts Receivable is indicative of our history of successfully billing and collecting from our clients.

As of January 3, 2014 and December 28, 2012, our receivable allowances represented 2.23% and 2.37%, respectively, of the combined total accounts receivable and the current portion of Unbilled Accounts Receivable.  We believe that our allowance for doubtful accounts receivable as of January 3, 2014 is adequate.  We have placed significant emphasis on collection efforts and continually monitor our receivables allowance.  However, future economic conditions may adversely affect the ability of some of our clients to make payments or the timeliness of their payments; consequently, it may also affect our ability to consistently collect cash from our clients to meet our operating needs.  The other significant factors that typically affect the timing of the realization of our accounts receivable include the billing and payment terms of our contracts, as well as the stage of completion of our performance under the contracts.  Our operating cash flows may also be affected by changes in contract terms or the timing of advance payments to our joint ventures, partnerships and partially-owned limited liability companies relative to the contract collection cycle.  In addition, substantial advance payments or billings in excess of costs also have an impact on our liquidity.  Billings in excess of costs as of January 3, 2014 and December 28, 2012 were $233.1 million and $289.1 million, respectively.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts, as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  We included the non-current amounts in our calculation of DSO and the ratio of accounts receivable to revenues.  Our DSO increased from 87 days as of December 28, 2012 to 101 days as of January 3, 2014.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which changed from 95.7% at December 28, 2012 to 103.2% at January 3, 2014.  We calculate this ratio by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter.

The factors that affect the Ratio also have the same effect on DSO.  The increases in the Ratio, and therefore the increases in DSO, occurred primarily for the following reasons:

•
Accruals of amounts from performance-based incentives under long-term U.S. federal government contracts, primarily with the DOD, composed 6.4% of our Ratio for the quarter ended December 28, 2012 and 10.9% of our Ratio for the quarter ended January 3, 2014.  These amounts were included in Unbilled Accounts Receivable and “Other long-term assets,” and they become billable as provided under the terms of the contracts to which they relate.  We expect to bill for these incentives beginning in 2014 and beyond.  Our Unbilled Accounts Receivable and “Other long-term assets” included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.

•
Our Ratio was also impacted by an increase in accounts receivable related to activity on a DOE deactivation, demolition, and removal project, which added 0.9% to our Ratio for the quarter ended December 28, 2012, and 3.4% to our Ratio for the quarter ended January 3, 2014.

•
Our Ratio was also impacted due to the completion of projects involving the replacement of steam generators at nuclear power plants in the fourth quarter of fiscal year 2013, whereas these projects had a favorable impact of 2.7% to the Ratio in the fourth quarter of fiscal year 2012.

Excluding the significant changes discussed above, our Ratios were 88.9% and 90.8% for the quarters ended January 3, 2014 and December 28, 2012, respectively.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, to pay income taxes, and to service our debt for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 17, “Commitments and Contingencies,” to our consolidated financial statements included under Item 8 of this report, which may adversely affect our liquidity and capital resources.

We have determined that the restricted net assets as defined by Rule 4-08(e)(3) of Regulation S-X are less than 25% of our consolidated net assets.

Credit Facility, Senior Notes and Canadian Notes

On December 19, 2013, we entered into an amendment to our 2011 Credit Facility that extended the maturity date by two years to December 19, 2018, increased the sublimit for alternative currency revolving loans from $400.0 million to $500.0 million, established a $500.0 million sublimit for financial letters of credit, and increased a restricted payment basket from $150 million to $200 million in any fiscal year.

On March 15, 2012, we issued in a private placement $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022 (collectively, the “Senior Notes”).  We used the net proceeds from the notes together with borrowings from our 2011 Credit Facility to finance our acquisition of Flint on May 14, 2012. On January 3, 2014, our exchange offer expired and we exchanged substantially all of the privately placed Senior Notes for Senior Notes that are registered with the SEC.  On December 27, 2013, Flint redeemed all of its outstanding 7.5% senior notes (“Canadian Notes”).  See Note 11, “Indebtedness,” to our Consolidated Financial Statements included under Item 8 of this report, for more information.

Dividend Program

Our Board of Directors has declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013
February 22, 2013	$0.21	March 15, 2013	$16.0	April 5, 2013
May 3, 2013	$0.21	June 14, 2013	$16.0	July 5, 2013
August 2, 2013	$0.21	September 13, 2013	$16.0	October 4, 2013
November 1, 2013	$0.21	December 13, 2013	$16.0	January 10, 2014
February 28, 2014	$0.22	March 21, 2014	NA	April 11, 2014

NA = Not available

On February 28, 2014, our Board of Directors approved the continuation of this program and authorized a $0.22 per share quarterly dividend.  Future dividends are subject to approval by our Board of Directors or the Audit Committee of the Board of Directors.

Operating Activities

The increase in cash flows from operating activities for the year ended January 3, 2014, compared to the year ended December 28, 2012, was primarily due to the timing of billing, collections and advance payments from clients on accounts receivable, income tax payments, and dividend distributions from our unconsolidated joint ventures. The increase was partially offset by the timing of vendor and subcontractor payments, and salary and employee benefit payments.

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

During the first quarter of 2014, we expect to make estimated payments of $102 million to pension, post-retirement, defined contribution and multiemployer pension plans and incentive payments.

Investing Activities

Cash flows used for investing activities of $13.2 million during the year ended January 3, 2014 consisted of the following significant activities:

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $81.0 million.

These cash flows were partially offset by:

•	proceeds from disposal of property and equipment of $63.7 million, mainly resulting from the sale of equipment, land, and buildings in Canada.

Cash flows used for investing activities of $1.4 billion during the year ended December 28, 2012 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $1.3 billion; and

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $125.4 million.

These cash flows were partially offset by:

•	proceeds from disposal of property and equipment of $25.3 million, including the residual payment received on the close out and settlement of mining projects in Jamaica.

Cash flows used for investing activities of $348.1 million during the year ended December 30, 2011 consisted of the following significant activities:

•	payments for business acquisition, net of cash acquired, of $282.1 million;

•	capital expenditures, excluding purchases financed through capital leases and equipment notes, of $67.5 million; and

•	disbursements related to advances to unconsolidated joint ventures of $19.6 million.

For fiscal year 2014, we expect to incur approximately $75 million to $85 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Cash flows used for financing activities of $630.5 million during the year ended January 3, 2014 consisted of the following significant activities:

•	long-term debt payments of $220.5 million;

•	net payments to our revolving line of credit of $95.9 million;

•	repurchases of our common stock of $93.3 million;

•	distributions to noncontrolling interests of consolidated joint ventures of $79.0 million;

•	dividend payments of $62.2 million; and

•	net change in overdrafts of $54.9 million.

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

Cash flows used for financing activities of $294.3 million during the year ended December 30, 2011 consisted of the following significant activities:

•
payment of all outstanding indebtedness under our 2007 senior secured credit facility, which included outstanding term loans of $625.0 million and a drawn balance on our revolving line of credit in the amount of $50.0 million;

•	repurchases of our common stock of $242.8 million;

•	distributions to noncontrolling interests of consolidated joint ventures of $111.7 million; and

•	net change in overdrafts of $18.0 million.

These cash flows were partially offset by:

•	a term loan borrowing from our 2011 Credit Facility of $700.0 million; and

•	net borrowings from our revolving line of credit of $72.9 million under our 2011 Credit Facility.

Contractual Obligations and Commitments

The following table contains information about our contractual obligations and commercial commitments as of January 3, 2014:

Contractual Obligations	Payments and Commitments Due by Period
		Less Than			After
(In millions)	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
As of January 3, 2014:
2011 Credit Facility (1)	$605.0	$—	$54.1	$550.9	$—	$—
3.85% Senior Notes (2)	400.0	—	—	400.0	—	—
5.00% Senior Notes (2)	600.0	—	—	—	600.0	—
Capital lease obligations (3)	43.5	19.8	19.6	4.1	—	—
Notes payable, foreign credit lines and other indebtedness	67.1	25.5	23.0	12.9	5.7	—
Total debt (principal only)	1,715.6	45.3	96.7	967.9	605.7	—
Operating lease obligations (3)	742.1	187.1	276.9	162.8	115.3	—
Pension and other retirement plans funding requirements (4)	437.4	235.4	64.7	58.4	78.9	—
Interest (5)	417.7	68.3	136.1	108.3	105.0	—
Dividends payable (6)	18.3	16.7	1.5	0.1	—	—
Purchase obligations (7)	10.4	6.3	4.1	—	—	—
Asset retirement obligations (8)	14.9	3.0	2.1	3.8	6.0	—
Other contractual obligations (9)	230.4	216.8	2.2	—	—	11.4
Total contractual obligations	$3,586.8	$778.9	$584.3	$1,301.3	$910.9	$11.4

(1)
Amounts shown exclude unamortized debt issuance costs of $3.2 million for our 2011 Credit Facility.  For information regarding events that could accelerate the due dates of these payments, see the “2011 Credit Facility” section below.

(2)
Amounts shown exclude unamortized discount for the 3.85% and 5.00% Senior Notes of $0.9 million.  For information regarding events that could accelerate these payments, see the “Senior Notes and Canadian Notes” below.

(3)	For capital lease obligations, amounts shown exclude interest of $1.6 million. Operating leases are predominantly real estate leases.

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

(9)
Other contractual obligations include accrued performance-based incentive fees shared with our employees and subcontractors, project and retention bonuses, anticipated settlements and interest on our tax liabilities, accrued benefits for our executives pursuant to their employment agreements, and our contractual obligations to joint ventures.  Generally, it is not practicable to forecast or estimate the payment dates for the above-mentioned tax liabilities.  Therefore, we included the estimated liabilities under “Other” above.

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

The following are our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance, insurance programs, bonding arrangements and real estate leases.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our credit facilities and banking arrangements cover the issuance of our standby letters of credit and bank guarantees that are critical for our normal operations.  If we default on these credit facilities and banking arrangements, we would be unable to issue or renew standby letters of credit and bank guarantees, which would impair our ability to maintain normal operations.  As of January 3, 2014, we had $108.3 million in standby letters of credit outstanding under our 2011 Credit Facility and $35.8 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements with remaining availability of approximately $39.0 million.

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

•
In the ordinary course of business, we enter into various agreements providing performance assurances and guarantees to clients on behalf of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts.  We enter into these agreements primarily to support the project execution commitments of these entities.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, the majority of the unconsolidated joint ventures in which we participate involve cost-reimbursable, level-of-effort projects that are accounted for as service-type projects, not engineering and construction projects that would follow the percentage-of-completion or completed-contract accounting method.  Revenues for service-type contracts are recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance, depending upon the nature of the services provided.  The services we provide on these cost-reimbursable contracts are management and operations services for government clients and operations and maintenance services for non-government clients.  We believe that, due to the continual changes we experience in client funding and scope definitions, reliable estimates of performance guarantees cannot be calculated because they cannot be reliably predicted.  In addition, the level at which we participate in joint ventures does not afford us access to those joint ventures’ estimates to complete.  The joint ventures with regard to which we perform engineering and construction contracts and where we have access to the estimates to complete, which are needed to calculate the performance guarantees, are immaterial.  For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract.  Remaining billable amounts could be greater or less than the cost to complete.  In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

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

2011 Credit Facility

As of January 3, 2014 and December 28, 2012, the outstanding balances of the term loan under our 2011 Credit Facility were $605.0 million and $670.0 million, respectively.  As of January 3, 2014 and December 28, 2012, the interest rates applicable to the term loan were 1.67% and 1.71%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

On December 19, 2013, we entered into an amendment to our 2011 Credit Facility that extended the maturity date by two years to December 19, 2018, increased the sublimit for alternative currency revolving loans from $400.0 million to $500.0 million, established a $500.0 million sublimit for financial letters of credit, and increased a restricted payment basket from $150 million to $200 million in any fiscal year.  We have an option to prepay the term loans at any time without penalty.

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

We were in compliance with the covenants of our 2011 Credit Facility as of January 3, 2014.

Senior Notes and Canadian Notes

On March 15, 2012, we issued, in a private placement, $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  On January 3, 2014, our exchange offer expired and we exchanged substantially all of the privately placed Senior Notes with Senior Notes that are registered with the SEC.  As of January 3, 2014, the outstanding balance of the Senior Notes was $999.1 million, net of $0.9 million of discount.

Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year beginning on October 1, 2012.  The net proceeds of the Senior Notes were used to fund the acquisition of Flint.  We may redeem the Senior Notes, in whole or in part, at any time and from time to time, at a price equal to 100% of the principal amount, plus a "make-whole" premium and accrued and unpaid interest as described in the indenture.  In addition, we may redeem all or a portion of the 5.00% Senior Notes at any time on or after the date that is three months prior to the maturity date of those 5.00% Senior Notes, at a redemption price equal to 100% of the principal amount of the 5.00% Senior Notes to be redeemed.  We may also, at our option, redeem the Senior Notes, in whole, at 100% of the principal amount and accrued and unpaid interest upon the occurrence of certain events that result in an obligation to pay additional amounts as a result of certain specified changes in tax law described in the indenture.  Additionally, if a change of control triggering event occurs, as defined by the terms of the indenture, we will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of the purchase.  We are generally not limited under the indenture governing the Senior Notes in our ability to incur additional indebtedness provided we are in compliance with certain restrictive covenants, including restrictions on liens and restrictions on sale and leaseback transactions, mergers and sales of substantially all of our property and assets.

The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are wholly owned domestic obligors or wholly owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.  See Note 18, “Condensed Consolidating Financial Information,” to our consolidated financial statements included under Item 8 of this report for additional detail.

On May 14, 2012, we guaranteed the Canadian Notes with an outstanding face value of C$175.0 million (US$175.0 million).  On December 27, 2013, Flint redeemed all of its outstanding Canadian Notes.  We recorded in “Interest expense” on our Consolidated Statements of Operations for the year ended January 3, 2014 a net gain of $4.1 million, comprised of premium write-off of $23.2 million that was offset by a prepayment fee of $19.1 million related to the redemption of Canadian Notes.  As of December 28, 2012, the outstanding balance of the Canadian Notes was $203.8 million, including $28.0 million of premium.

We were in compliance with the covenants of our Senior Notes as of January 3, 2014.

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

We had no outstanding debt balances on our revolving line of credit as of January 3, 2014.  We had outstanding debt balances of $100.5 million on our revolving line of credit as of December 28, 2012.  As of January 3, 2014, we had issued $108.3 million of letters of credit, leaving $891.7 million available under our revolving credit facility.

A summary of information regarding our revolving line of credit is set forth below:

	Year Ended
	January 3,	December 28,
(In millions, except percentages)	2014	2012
Effective average interest rates on the revolving line of credit	2.4%	1.9%
Average daily revolving line of credit balances	$135.2	$139.5
Maximum amounts outstanding at any point during the year	$236.4	$420.0

Other Indebtedness

Notes payable, five-year loan notes, and foreign credit lines.  As of January 3, 2014 and December 28, 2012, we had outstanding amounts of $67.1 million and $35.5 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 3.57% and 4.68% as of January 3, 2014 and December 28, 2012, respectively.  Notes payable primarily include notes used to finance the purchase of office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

As of January 3, 2014 and December 28, 2012, we maintained several foreign credit lines with aggregate borrowing capacity of $51.3 million and $50.8 million, respectively, and had remaining borrowing capacity of $49.0 and $47.7 million, respectively.

Capital Leases.  As of January 3, 2014 and December 28, 2012, we had obligations under our capital leases of approximately $43.5 million and $59.2 million, respectively, consisting primarily of leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment.

Operating Leases.  As of January 3, 2014 and December 28, 2012, we had obligations under our operating leases of approximately $742.1 million and $706.3 million, respectively, consisting primarily of real estate leases.

Other Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax for the year ended January 3, 2014 was comprised of pension and post-retirement adjustments, and foreign currency translation adjustments.  The 2013 pension and post-retirement adjustment of $17.0 million, net of tax, was caused primarily by an increase in the inflation rate assumption in the international benefit plans, which was partially offset by an increase in the discount rate assumption for the domestic benefit plans.  The 2013 foreign currency translation loss of $70.2 million resulted from the strengthening of the U.S. dollar against foreign currencies.  See Note 19, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report for more disclosure about our other comprehensive income (loss).

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

The following are the accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management.  There were no material changes to these critical accounting policies during the year ended January 3, 2014.

Consolidation of Variable Interest Entities

We participate in joint ventures, which include partnerships and partially-owned limited liability companies, to bid, negotiate and complete specific projects.  We are required to consolidate these joint ventures if we hold the majority voting interest or if the joint venture is determined to be a variable interest entity (“VIE”) and we are determined to be the primary beneficiary.

We are considered to be the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  In determining whether we are the primary beneficiary, we take into consideration the following:

•	Identifying the significant activities and the parties that have the power to direct them;

•	Reviewing the governing board composition and participation ratio;

•	Determining the equity, profit and loss ratio;

•	Determining the management-sharing ratio;

•	Reviewing employment terms, including which joint venture partner provides the project manager; and

•	Reviewing the funding and operating agreements.

Examples of significant activities include the following:

•	Program and project management;

•	Engineering services;

•	Procurement services;

•	Construction;

•	Construction management; and

•	Operations and maintenance services.

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

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  Goodwill was allocated to the reporting units based on the respective fair values of the reporting units at the time of the various acquisitions that gave rise to the recognition of goodwill. We assess our goodwill for impairment at least annually as of the end of the first month following our September reporting period or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

Goodwill impairment reviews involve a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value using both the income approach and the market approach.

The fair value measurements from the income approach are calculated using unobservable inputs to our discounted cash flows.  The income approach uses a reporting unit’s projection of estimated cash flows and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions. To arrive at the cash flow projections used in the calculation of fair values for our goodwill impairment review, we use market participant estimates of economic and market activity for the next ten years.  The key assumptions we used to estimate the fair values of our reporting units were:

•	Revenue growth rates;

•	Operating margins;

•	Capital expenditure needs;

•	Working capital requirements;

•	Discount rates; and

•	Terminal value capitalization rate (“Capitalization Rate”)

We also make assumptions about future market conditions, market prices, interest rates, and changes in business strategies.  Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment.  Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, including federal government sequestration, or a decline in the demand of our services due to changing economic conditions.  Given the contractual nature of our business, if we are unable to win or renew contracts; are unable to estimate and control our contract costs; fail to adequately perform to our clients’ expectations; fail to procure third-party subcontractors, heavy equipment and materials; or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline.  Such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

Of the key assumptions, the discount rates and the Capitalization Rate are market-driven.  These rates are derived from the use of market data and employment of the weighted-average cost of capital.  The key assumptions that are company-driven include the revenue growth rates and the projected operating margins.  They reflect the influence of other potential assumptions, since the assumptions we identified that affect the projected operating results may ultimately affect either the revenue growth or the profitability (operating margin) of the reporting unit.  For example, any adjustment to our assumptions regarding contract volume and pricing would have a direct impact on revenue growth, and any adjustment to our assumptions regarding the reporting unit’s cost structure or operating leverage would have a direct impact on the profitability of the reporting unit.  Actual results may differ from those assumed in our forecasts and changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment.

We also consider indications obtained from the market approach.  We applied market multiples derived from stock market prices of companies that are engaged in the same or similar lines of business as our reporting units and that are actively traded on a free and open market, and applied market multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business as our reporting units, and a control premium is applied to arrive at the fair values.  Declines in the stock prices of other market participants in the construction and engineering industry could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of a potential impairment.

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

There are several instances that may cause us to further test our goodwill for impairment between the annual testing periods including:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) a significant decline in our stock price; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as significant or continued operating losses at the reporting unit level.

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

Defined Benefit Plans

We account for our defined benefit pension plans using actuarial valuations that are based on assumptions, including discount rates, long-term rates of return on plan assets, and rates of change in participant compensation levels.  We evaluate the funded status of each of our defined benefit pension plans using these assumptions, consider applicable regulatory requirements, tax deductibility, reporting considerations and other relevant factors, and thereby determine the appropriate funding level for each period.  The discount rate used to calculate the present value of the pension benefit obligation is assessed at least annually.  The discount rate represents the rate inherent in the price at which the plans’ obligations are intended to be settled at the measurement date.

Holding all other assumptions constant, changes in the discount rate assumption that we used in our annual analysis would have the following estimated effect on the benefit obligations of our defined benefit plans as shown in the table below.

Change in an Assumption (In millions)	Domestic Defined Benefit Plans	Foreign Defined Benefit Plans
25 basis point increase in discount rate	$(11.5)	$(25.9)
25 basis point decrease in discount rate	$12.1	$27.6

Hypothetical changes in all other key assumptions of 25 basis points have an immaterial impact on the benefit obligations of our defined benefit plans.  Hypothetical changes in key assumptions of 25 basis points also have an immaterial impact on net periodic pension costs of these plans.

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

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Consolidated Financial Statements included under Item 8 of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  Based on the outstanding term loan of $605.0 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4.0 million.  As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by the full 1% as our current variable index is 0.17%.  If our variable margin rate drops by 0.17%, it would lower our net-of-tax interest expense by approximately $1.0 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  We had a foreign currency translation loss of $70.2 million, a foreign currency translation gain of $24.8 million, and a foreign currency translation loss of $11.2 million for the years ended January 3, 2014, December 28, 2012 and December 30, 2011, respectively.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of URS Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of URS Corporation and its subsidiaries at January 3, 2014 and December 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 3, 2014

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS6
(In millions, except per share data)

	January 3, 2014	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$283.7	$314.5
Accounts receivable, including retentions of $116.6 and $114.4, respectively	1,392.6	1,554.8
Costs and accrued earnings in excess of billings on contracts	1,521.5	1,384.3
Less receivable allowances	(65.1)	(69.7)
Net accounts receivable	2,849.0	2,869.4
Deferred tax assets	35.6	67.6
Inventory	49.2	61.5
Other current assets	173.2	204.2
Total current assets	3,390.7	3,517.2
Investments in and advances to unconsolidated joint ventures	245.6	278.3
Property and equipment, net	608.1	687.5
Intangible assets, net	569.7	692.2
Goodwill	3,695.6	3,721.6
Other long-term assets	208.3	364.2
Total assets	$8,718.0	$9,261.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$44.6	$71.8
Accounts payable and subcontractors payable, including retentions of $29.2 and $32.3, respectively	688.3	803.5
Accrued salaries and employee benefits	507.4	558.8
Billings in excess of costs and accrued earnings on contracts	233.1	289.1
Other current liabilities	365.2	277.8
Total current liabilities	1,838.6	2,001.0
Long-term debt	1,666.9	1,992.5
Deferred tax liabilities	444.2	379.9
Self-insurance reserves	127.2	129.8
Pension and post-retirement benefit obligations	285.7	300.9
Other long-term liabilities	128.4	271.0
Total liabilities	4,491.0	5,075.1
Commitments and contingencies (Note 17)
URS stockholders’ equity:
Preferred stock, authorized 3.0 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200.0 shares; 89.1 and 88.9 shares issued, respectively; and 75.0 and 76.8 shares outstanding, respectively	0.9	0.9
Treasury stock, 14.1 and 12.1 shares at cost, respectively	(588.2)	(494.9)
Additional paid-in capital	3,038.1	3,003.9
Accumulated other comprehensive loss (Note 19)	(200.3)	(113.2)
Retained earnings	1,830.7	1,647.3
Total URS stockholders’ equity	4,081.2	4,044.0
Noncontrolling interests	145.8	141.9
Total stockholders’ equity	4,227.0	4,185.9
Total liabilities and stockholders’ equity	$8,718.0	$9,261.0

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	January 3,	December 28,	December 30,
	2014	2012	2011

Revenues	$10,990.7	$10,972.5	$9,545.0
Cost of revenues	(10,416.0)	(10,294.5)	(8,988.8)
General and administrative expenses	(77.5)	(83.6)	(79.5)
Acquisition-related expenses (Note 8)	—	(16.1)	(1.0)
Restructuring costs (Note 17)	—	—	(5.5)
Goodwill impairment (Note 9)	—	—	(351.3)
Equity in income of unconsolidated joint ventures	93.6	107.6	132.2
Operating income	590.8	685.9	251.1
Interest expense	(86.1)	(70.7)	(22.1)
Other income (expenses)	(7.7)	0.5	—
Income before income taxes	497.0	615.7	229.0
Income tax expense	(167.7)	(189.9)	(143.4)
Net income including noncontrolling interests	329.3	425.8	85.6
Noncontrolling interests in income of consolidated subsidiaries	(82.1)	(115.2)	(128.5)
Net income (loss) attributable to URS	$247.2	$310.6	$(42.9)

Earnings (loss) per share (Note 3):
Basic	$3.35	$4.18	$(0.56)
Diluted	$3.31	$4.17	$(0.56)
Weighted-average shares outstanding (Note 3):
Basic	73.9	74.3	77.3
Diluted	74.7	74.5	77.3

Cash dividends declared per share (Note 15)	$0.84	$0.80	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	January 3,	December 28,	December 30,
	2014	2012	2011
Comprehensive income (loss):
Net income including noncontrolling interests	$329.3	$425.8	$85.6
Pension and post-retirement related adjustments, net of tax	(17.0)	(26.6)	(62.7)
Foreign currency translation adjustments, net of tax	(70.2)	24.8	(11.2)
Loss on derivative instruments, net of tax	—	(0.6)	—
Reclassification adjustment of prior derivative settlement, net of tax	0.1	—	—
Comprehensive income	242.2	423.4	11.7
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(82.1)	(115.2)	(128.5)
Comprehensive income (loss) attributable to URS	$160.1	$308.2	$(116.8)

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

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 30, 2011	76.7	$0.9	$(454.9)	$2,966.8	$(110.8)	$1,398.1	$3,800.1	$107.2	$3,907.3
Employee stock purchases and exercises of stock options	0.3	—	—	8.9	—	—	8.9	—	8.9
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.4)	—	—	(15.5)	—	—	(15.5)	—	(15.5)
Stock-based compensation	1.2	—	—	43.6	—	—	43.6	—	43.6
Excess tax benefits from stock-based compensation	—	—	—	0.1	—	—	0.1	—	0.1
Foreign currency translation adjustments, net of tax	—	—	—	—	24.8	—	24.8	—	24.8
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(26.6)	—	(26.6)	—	(26.6)
Loss on derivative instruments, net of tax	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Repurchases of common stock	(1.0)	—	(40.0)	—	—	—	(40.0)	—	(40.0)
Cash dividends declared	—	—	—	—	—	(61.4)	(61.4)	—	(61.4)
Noncontrolling interests from an acquisition	—	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(83.8)	(83.8)
Contributions and advances from noncontrolling interests	—	—	—	—	—	—	—	1.2	1.2
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.1	0.1
Net income including noncontrolling interests	—	—	—	—	—	310.6	310.6	115.2	425.8
Balances, December 28, 2012	76.8	$0.9	$(494.9)	$3,003.9	$(113.2)	$1,647.3	$4,044.0	$141.9	$4,185.9

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In millions)

					Accumulated
				Additional	Other		Total URS
	Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balances, December 28, 2012	76.8	$0.9	$(494.9)	$3,003.9	$(113.2)	$1,647.3	$4,044.0	$141.9	$4,185.9
Employee stock purchases and exercises of stock options	0.6	—	—	20.2	—	—	20.2	—	20.2
Stock repurchased in connection with exercises of stock options and vesting of restricted stock awards	(0.4)	—	—	(17.9)	—	—	(17.9)	—	(17.9)
Stock-based compensation	—	—	—	30.4	—	—	30.4	—	30.4
Excess tax benefits from stock-based compensation	—	—	—	1.5	—	—	1.5	—	1.5
Foreign currency translation adjustments, net of tax	—	—	—	—	(70.2)	—	(70.2)	—	(70.2)
Pension and post-retirement related adjustments, net of tax	—	—	—	—	(17.0)	—	(17.0)	—	(17.0)
Reclassification adjustment of prior derivative settlement, net of tax	—	—	—	—	0.1	—	0.1	—	0.1
Repurchases of common stock	(2.0)	—	(93.3)	—	—	—	(93.3)	—	(93.3)
Cash dividends declared	—	—	—	—	—	(63.8)	(63.8)	—	(63.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(79.0)	(79.0)
Other transactions with noncontrolling interests	—	—	—	—	—	—	—	0.8	0.8
Net income including noncontrolling interests	—	—	—	—	—	247.2	247.2	82.1	329.3
Balances, January 3, 2014	75.0	$0.9	$(588.2)	$3,038.1	$(200.3)	$1,830.7	$4,081.2	$145.8	$4,227.0

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	January 3,	December 28,	December 30,
	2014	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interests	$329.3	$425.8	$85.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	156.8	132.4	82.1
Amortization of intangible assets	107.4	101.2	60.6
Goodwill impairment	—	—	351.3
Write-off of Canadian Notes premium	(23.2)	—	—
Gain on disposal of property and equipment	(25.4)	(3.4)	(8.9)
Deferred income taxes	73.0	(16.6)	28.3
Stock-based compensation	31.8	43.6	45.3
Equity in income of unconsolidated joint ventures	(93.6)	(107.6)	(132.2)
Dividends received from unconsolidated joint ventures	113.0	88.7	107.3
Changes in operating assets, liabilities and other, net of effects of business acquisitions:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	364.3	(92.2)	10.6
Inventory	12.2	7.0	(11.9)
Other current assets	36.0	(27.0)	(7.3)
Other long-term assets	(200.5)	(62.2)	(91.2)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(219.5)	(13.7)	(40.5)
Billings in excess of costs and accrued earnings on contracts	(54.5)	(35.2)	13.8
Other long-term liabilities	7.1	(10.6)	13.0
Total adjustments and changes	284.9	4.4	420.3
Net cash from operating activities	614.2	430.2	505.9
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	(1,345.7)	(282.1)
Proceeds from disposal of property and equipment	63.7	25.3	14.1
Payments in settlement of foreign currency forward contract	—	(1,260.6)	—
Receipts in settlement of foreign currency forward contract	—	1,260.3	—
Investments in unconsolidated joint ventures	(0.2)	(4.4)	(19.6)
Changes in restricted cash	4.3	3.9	7.0
Capital expenditures, less equipment purchased through capital leases and equipment notes	(81.0)	(125.4)	(67.5)
Net cash from investing activities	(13.2)	(1,446.6)	(348.1)

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Year Ended
	January 3,	December 28,	December 30,
	2014	2012	2011
Cash flows from financing activities:
Borrowings from long-term debt	—	998.9	700.0
Payments on long-term debt	(220.5)	(38.0)	(632.6)
Borrowings from revolving line of credit	1,028.2	661.6	138.6
Payments on revolving line of credit	(1,124.1)	(583.6)	(115.7)
Net payments under foreign lines of credit and short-term notes	(26.6)	(20.5)	(16.4)
Net change in overdrafts	(54.9)	54.5	(18.0)
Payments on capital lease obligations	(18.0)	(14.6)	(10.9)
Payments of debt issuance costs and other financing activities	(0.8)	(8.7)	(3.1)
Proceeds from employee stock purchases and exercises of stock options	20.2	8.9	11.7
Distributions to noncontrolling interests	(79.0)	(83.8)	(111.7)
Contributions and advances from noncontrolling interests	0.5	2.3	6.6
Dividends paid	(62.2)	(44.7)	—
Repurchases of common stock	(93.3)	(40.0)	(242.8)
Net cash from financing activities	(630.5)	892.3	(294.3)
Net change in cash and cash equivalents	(29.5)	(124.1)	(136.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.3)	2.6	(1.3)
Cash and cash equivalents at beginning of period	314.5	436.0	573.8
Cash and cash equivalents at end of period	$283.7	$314.5	$436.0

Supplemental information:
Interest paid	$83.9	$64.5	$15.2
Taxes paid	$101.3	$150.6	$177.3

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$54.3	$27.9	$14.2
Purchase price adjustment and contingent consideration payable under acquisitions	$—	$—	$7.9
Cash dividends declared but not paid	$18.3	$16.7	$—

See Notes to Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS, BASIS OF PRESENTATION, AND ACCOUNTING POLICIES

Overview

The terms “we,” “us,” and “our” used in these financial statements refer to URS Corporation and its consolidated subsidiaries unless otherwise indicated.  We are a leading international provider of engineering, construction and technical services.  We offer a broad range of program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to public agencies and private sector clients around the world.  We also are a United States (“U.S.”) federal government contractor in the areas of systems engineering and technical assistance, operations and maintenance, and information technology (“IT”) services.  Headquartered in San Francisco, we have more than 50,000 employees in a global network of offices in nearly 50 countries as of January 31, 2014.  We operate through four reporting segments:  the Infrastructure & Environment Division, the Federal Services Division, the Energy & Construction Division and the Oil & Gas Division.

Our fiscal year is the 52/53-week period ending on the Friday closest to December 31.  Our fiscal year ended January 3, 2014 contained 53 weeks.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position, results of operations and cash flows of URS Corporation and our majority-owned subsidiaries and joint ventures that are required to be consolidated.

We completed the acquisitions of Flint Energy Services Ltd. (“Flint”) and Apptis Holdings, Inc. (“Apptis”) on May 14, 2012 and June 1, 2011, respectively.  The operations of Flint became our Oil & Gas Division.  The operating results of Flint and Apptis from their acquisition dates through January 3, 2014 were included in our consolidated financial statements under the Oil & Gas and Federal Services Divisions, respectively.

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

For the year ended January 3, 2014, our results of operations included the recognition of a $31.1 million performance-based incentive fee from our work managing one of our chemical demilitarization programs. This change in estimate resulted in increases of $31.1 million in operating income, $18.7 million in net income, and $0.25 in diluted earnings per share (“EPS”) for the year ended January 3, 2014.

For the year ended December 28, 2012, our results of operations included the recognition of a $40.0 million programmatic schedule incentive fee achieved when multiple chemical demilitarization contracts each met its milestones during the period.  This change in estimate resulted in increases of $40.0 million in operating income, $24.0 million in net income, and $0.32 in diluted EPS for the year ended December 28, 2012.

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

Consolidation of Variable Interest Entities

We participate in joint ventures, which include partnerships and partially-owned limited liability companies, to bid, negotiate and complete specific projects.  We are required to consolidate these joint ventures if we hold the majority voting interest or if the joint venture is determined to be a variable interest entity (“VIE”) and we are determined to be the primary beneficiary.

We are considered to be the primary beneficiary if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  In determining whether we are the primary beneficiary, we take into consideration the following:

•	Identifying the significant activities and the parties that have the power to direct them;

•	Reviewing the governing board composition and participation ratio;

•	Determining the equity, profit and loss ratio;

•	Determining the management-sharing ratio;

•	Reviewing employment terms, including which joint venture partner provides the project manager; and

•	Reviewing the funding and operating agreements.

Examples of significant activities include the following:

•	Program and project management;

•	Engineering services;

•	Procurement services;

•	Construction;

•	Construction management; and

•	Operations and maintenance services.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase and include interest-bearing bank deposits and money market funds.  At January 3, 2014 and December 28, 2012, restricted cash balances were $12.8 million and $17.1 million, respectively.  These amounts were included in “Other current assets” on our Consolidated Balance Sheets.  For cash held by our consolidated joint ventures, see Note 6, “Joint Ventures.”

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

Our long-term debt includes both floating-rate and fixed rate instruments.  See Note 12, “Fair Value of Debt Instruments and Derivative Instruments,” for additional disclosure.

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

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  Goodwill was allocated to the reporting units based on the respective fair values of the reporting units at the time of the various acquisitions that gave rise to the recognition of goodwill. We assess our goodwill for impairment at least annually as of the end of the first month following our September reporting period or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

Goodwill impairment reviews involve a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  We estimate fair value using both the income approach and the market approach.

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

NOTE 2.  ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

An amendment to the accounting standard related to the presentation of other comprehensive income was issued.  It requires public entities to provide information about amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income and, in some cases, cross-references to related footnote disclosures.  This portion of the standard was effective for us beginning with our first interim period in fiscal year 2013.  See Note 19, “Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss),” for more information. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

An accounting standard update was issued related to obligations stemming from joint and several liability arrangements.  It addresses the recognition, measurement and disclosure of obligations when multiple parties incur joint liabilities where the total amount of the obligation is fixed at the financial reporting date.  The standard requires the recognition of the total amount of the liability that the parties are obligated to pay under an arrangement, along with any additional amount the company might expect to pay on behalf of other parties to the liability.  This standard is effective for periods beginning with our first interim period in fiscal year 2014, with an option for early adoption.  The adoption of this standard did not have a material impact on our consolidated financial statements.  See Note 18, “Condensed Consolidating Financial Information.”

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

NOTE 3.  EARNINGS PER SHARE

In our computation of diluted EPS, we exclude the potential shares related to nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Year Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011

Weighted-average common stock shares outstanding (1)	73.9	74.3	77.3
Effect of dilutive restricted stock awards and units and employee stock purchase plan shares (2)	0.8	0.2	—
Weighted-average common stock outstanding – Diluted	74.7	74.5	77.3

(1)	Weighted-average shares of common stock outstanding is net of treasury stock and excludes nonvested restricted stock awards.

(2)	No dilution was applied to our basic weighted-average shares outstanding for the year ended December 30, 2011, due to a goodwill impairment charge that resulted in a net loss for the year.

	January 3,		December 28,	December 30,
(In millions)	2014		2012	2011
Anti-dilutive equity awards not included above	—	†	1.1	1.0

†	Represents less than half a million shares.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.  ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

The following table summarizes the components of our accounts receivable and Unbilled Accounts Receivable with the U.S. federal government and with other customers as of January 3, 2014 and December 28, 2012:

	January 3,	December 28,
(In millions)	2014	2012
Accounts receivable:
U.S. federal government	$353.2	$376.2
Others	1,039.4	1,178.6
Total accounts receivable	$1,392.6	$1,554.8
Unbilled Accounts Receivable:
U.S. federal government	$855.7	$892.7
Others	796.9	756.5
Total	1,652.6	1,649.2
Less: Amounts included in Other long-term assets	(131.1)	(264.9)
Unbilled Accounts Receivable	$1,521.5	$1,384.3

As of January 3, 2014 and December 28, 2012, $131.1 million and $264.9 million, respectively, of Unbilled Accounts Receivable are not expected to become billable within twelve months of the balance sheet date and, as a result, are included as a component of “Other long-term assets.”  As of January 3, 2014 and December 28, 2012, we reclassified unbilled amounts representing performance-based incentive fee receivables from our work managing chemical demilitarization and nuclear management and decommissioning programs from “Other long-term assets” to Unbilled Accounts Receivable.

We are required contractually to share a portion of the performance-based incentive fees with our employees and subcontractors for some of our projects.  These liabilities are accrued concurrently with the related receivables and are not expected to be paid until after the fees are collected, and, as a result, are originally included as a component of “Other long-term liabilities.”  As the underlying performance-based incentive fee receivables become current and are reclassified from “Other long-term assets” to Unbilled Accounts Receivable, the corresponding liabilities are also reclassified from “Other long-term liabilities” to “Other current liabilities.”

The following table summarizes the activities of Unbilled Accounts Receivable included in “Other long-term assets” and the corresponding liabilities included in “Other long-term liabilities” for our fiscal years 2013 and 2012:

(In millions)	Amounts included in “Other long-term assets”	Amounts included in “Other long-term liabilities"

Balances as of December 30, 2011	$185.0	$105.6
Additions	209.2	38.9
Reclassification from long-term to short-term	(129.3)	(37.5)
Balances as of December 28, 2012	264.9	107.0
Additions	241.7	59.7
Reclassification from long-term to short-term	(375.5)	(164.5)
Balances as of January 3, 2014	$131.1	$2.2

As of January 3, 2014 and December 28, 2012, “Other current liabilities” included $190.4 million and $51.6 million, respectively, related to performance-based incentive fees payable to our employees and subcontractors.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 3, 2014 and December 28, 2012, we had one project with accounts receivable balances of $81.5 million and $32.6 million, respectively, relating to an outstanding claim.  See Note 17, “Commitments and Contingencies,” for further discussion regarding the Department of Energy (“DOE”) Deactivation, Demolition, and Removal Project.

NOTE 5.  INVENTORY

The table below presents the components of inventory:

	January 3,	December 28,
(In millions)	2014	2012
Raw materials	$8.5	$14.2
Work in progress	7.4	9.8
Finished goods	23.2	24.9
Supplies	10.1	12.6
Total	$49.2	$61.5

NOTE 6.  JOINT VENTURES

The following are examples of activities currently being performed by our significant consolidated and unconsolidated joint ventures:

•	Engineering, procurement and construction of a concrete dam;

•	Liquid waste management services, including the decontamination of a former nuclear fuel reprocessing facility and nuclear hazardous waste processing;

•	Management of ongoing tank cleanup effort, including retrieving, treating, storing and disposing of nuclear waste that is stored at tank farms;

•	Management and operation services, including commercial operations, decontamination, decommissioning, and waste management of a nuclear facility in the United Kingdom (“U.K.”); and

•	Operations, maintenance, asset management services to the Canadian energy sector.

In accordance with the current consolidation standard, we analyzed all of our joint ventures and classified them into two groups:

•	Joint ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and

•	Joint ventures that do not need to be consolidated because they are either not VIEs and we do not hold a majority voting interest, or because they are VIEs of which we are not the primary beneficiary.

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the year ended January 3, 2014.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	January 3,	December 28,
(In millions)	2014	2012
Cash and cash equivalents	$89.4	$80.1
Net accounts receivable	199.7	282.2
Other current assets	3.0	2.9
Noncurrent assets	143.1	143.3
Total assets	$435.2	$508.5

Accounts and subcontractors payable	$94.9	$185.0
Billings in excess of costs and accrued earnings on contracts	14.9	8.7
Accrued expenses and other	39.5	40.0
Noncurrent liabilities	11.9	22.7
Total liabilities	161.2	256.4

Total URS equity	128.2	110.2
Noncontrolling interests	145.8	141.9
Total owners’ equity	274.0	252.1
Total liabilities and owners’ equity	$435.2	$508.5

Total revenues of the consolidated joint ventures were $1.1 billion, $1.6 billion, and $1.7 billion for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

(In millions)	Unconsolidated VIEs
January 3, 2014
Current assets	$615.6
Noncurrent assets	$36.8
Current liabilities	$433.2
Noncurrent liabilities	$7.0

December 28, 2012
Current assets	$594.1
Noncurrent assets	$23.8
Current liabilities	$372.5
Noncurrent liabilities	$7.8

For the year ended January 3, 2014 (1)
Revenues	$2,154.3
Cost of revenues	$(1,909.0)
Income from continuing operations before tax	$245.3
Net income	$218.9

For the year ended December 28, 2012 (1)
Revenues	$1,662.2
Cost of revenues	$(1,440.6)
Income from continuing operations before tax	$221.6
Net income	$206.0

For the year ended December 30, 2011 (1)
Revenues	$1,498.0
Cost of revenues	$(1,201.5)
Income from continuing operations before tax	$296.5
Net income	$274.7

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

For the years ended January 3, 2014, December 28, 2012, and December 30, 2011, we received $113.0 million, $88.7 million, and $107.3 million, respectively, of distributions from unconsolidated joint ventures.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.  PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following:

	January 3,	December 28,
(In millions)	2014	2012
Construction and mining equipment	$244.4	$266.4
Computer software	238.9	219.5
Computer hardware	216.1	198.2
Vehicles and automotive equipment	171.6	172.2
Leasehold improvements	141.9	130.1
Land and buildings	100.2	114.1
Furniture and fixtures	94.7	97.7
Other equipment	67.5	72.4
Construction in progress	9.3	15.6
	1,284.6	1,286.2
Accumulated depreciation and amortization	(676.5)	(598.7)
Property and equipment, net (1)	$608.1	$687.5

(1)	The unamortized computer software costs were $76.0 million and $71.1 million, respectively, as of January 3, 2014 and December 28, 2012.

We recorded a gain of $25.4 million on disposal of property and equipment for the year ended January 3, 2014 mainly resulting from the sale of equipment, land and buildings in Canada.  This gain was recorded in “Cost of revenues” on our Consolidated Statements of Operations.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.  ACQUISITIONS

Flint Acquisition

On May 14, 2012, we acquired the outstanding common shares of Flint for C$25.00 per share in cash, or C$1.24 billion (US$1.24 billion based on the exchange rate on the date of acquisition) and paid $110.3 million of Flint’s debt prior to the closing of the transaction in exchange for a promissory note from Flint.  On the date of acquisition, Flint had outstanding Canadian Notes with a face value of C$175.0 million (US$175.0 million), in addition to $31.6 million of other indebtedness.  Our consolidated financial statements include the operating results of Flint after the date of acquisition, which are included as the results of our Oil & Gas Division.

The following table presents the allocation of Flint’s identifiable assets acquired and liabilities assumed based on the estimates of their fair values as of the acquisition date.

Final allocation of purchase price:

(In millions)
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$4
Trade and other receivables	544
Inventory	61
Other current assets	32
Investments in and advances to unconsolidated joint ventures	147
Property and equipment	420
Other long-term assets	10
Identifiable intangible assets:
Customer relationships, contracts and backlog	163
Trade names	93
Other	10
Total amount allocated to identifiable intangible assets	266
Current liabilities	(244)
Net deferred tax liabilities	(77)
Long-term debt	(236)
Other long-term liabilities	(31)
Total identifiable net assets acquired	896
Goodwill	456
Total purchase price	$1,352

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

Trade names represent the fair values of the acquired trade names and trademarks.  The estimated useful lives of the trade names are 20 years.  Other intangible assets represent the fair values of the existing non-compete agreements, supply contract agreement, and patents, which have estimated useful lives ranging from one to 13 years.  We amortize the fair values of these intangible assets based on the period over which the economic benefits of the intangible assets are expected to be realized.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets.  The factors that contributed to the recognition of goodwill from the acquisition of Flint include acquiring a workforce with capabilities in the oil and gas market and cost savings opportunities.  This acquisition generated $456 million of goodwill, which is included in our Oil & Gas Division.  None of the total acquired goodwill is expected to be tax deductible.

Investments in and advances to unconsolidated joint ventures.  As a result of the Flint acquisition, we hold a 50% voting and economic interest in a joint venture which provides operations, maintenance, asset management and project management services to the Canadian energy sector.  The fair value of our investment in this joint venture at the acquisition date was higher than the underlying equity interest.  This difference of $128.5 million includes $38.0 million representing intangible assets, and the remaining amount representing goodwill.  The intangible assets are being amortized, as a reduction to earnings against the equity in income of this unconsolidated joint venture, over a period ranging from three to 40 years.  For the years ended January 3, 2014 and December 28, 2012, amortization of these intangible assets was $10.3 million and $5.9 million, respectively.

Acquisition-related expenses.  In connection with the acquisition of Flint, we recognized $16.1 million for the year ended December 28, 2012 in “Acquisition-related expenses” on our Consolidated Statements of Operations.

The acquisition related expenses consisted of investment banking, legal, tax and accounting fees, and other external costs directly related to the acquisition.

Flint’s revenues and operating income included in the Consolidated Statement of Operations for the year ended December 28, 2012 from the May 14, 2012 acquisition to the end of the year amounted to $1.5 billion and $61.2 million, respectively.

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

	Year Ended	Year Ended
(In millions, except per share data)	December 28, 2012	December 30, 2011

Revenues	$11,785.8	$11,128.7
Net income (loss) including noncontrolling interests	$409.1	$(6.9)
Net income (loss) attributable to URS	$292.9	$(135.4)
Earnings (loss) per share:
Basic EPS	$3.94	$(1.75)
Diluted EPS	$3.93	$(1.75)

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

NOTE 9.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following tables present the changes in goodwill allocated to our reportable segments and reporting units from December 30, 2011 to January 3, 2014:

(In millions)	Goodwill Balance as of December 30, 2011	Acquisitions	Other Adjustments (1)	Goodwill Balance as of December 28, 2012

Infrastructure & Environment Operating Segment	$758.2	$—	$14.8	$773.0

Federal Services Operating Segment	705.6	—	1.7	707.3

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	—	—	565.4
Civil Construction & Mining Group	293.9	—	—	293.9
Industrial/Process Group	189.3	—	—	189.3
Power Group	735.1	—	—	735.1
Total Energy & Construction Operating Segment	1,783.7	—	—	1,783.7

Oil & Gas Operating Segment	—	456.3	1.3	457.6

Total	$3,247.5	$456.3	$17.8	$3,721.6

(1)
For the year ended December 28, 2012, “Other adjustments” include an adjustment for foreign currency translation of $16.1 million, and an adjustment for the final allocation of our purchase price of Apptis of $1.7 million.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(In millions)	Goodwill Balance as of December 28, 2012	Acquisitions	Other Adjustments (1)	Goodwill Balance as of January 3, 2014

Infrastructure & Environment Operating Segment	$773.0	$—	$(14.1)	$758.9

Federal Services Operating Segment	707.3	—	—	707.3

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	—	—	565.4
Civil Construction & Mining Group	293.9	—	—	293.9
Industrial/Process Group	189.3	—	—	189.3
Power Group	735.1	—	—	735.1
Total Energy & Construction Operating Segment	1,783.7	—	—	1,783.7

Oil & Gas Operating Segment	457.6	—	(11.9)	445.7

Total	$3,721.6	$—	$(26.0)	$3,695.6

(1)	For the year ended January 3, 2014, “Other adjustments” include an adjustment for foreign currency translation of $26.0 million.

The net change in the carrying amount of goodwill for the year ended December 28, 2012 was primarily due to our acquisition of Flint.  See Note 8, “Acquisitions,” for more information regarding our acquisition of Flint.

Goodwill Impairment Review

In performing our goodwill impairment test, we evaluate goodwill at the reporting unit level.  We have identified seven reporting units.  In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment is a business, (ii) whether discrete financial information is available, (iii) whether the financial information is regularly reviewed by management of the operating segment, and (iv) how the operations are managed or how an acquired entity is integrated in the business operations.  The following are our reporting units:

•	The Infrastructure & Environment Operating Segment (the “IE reporting unit”)

•	The Federal Services Operating Segment

•	Within the Energy & Construction Operating Segment:

o	Global Management and Operations Services Group

o	Civil Construction and Mining Group

o	Industrial/Process Group

o	Power Group

•	The Oil & Gas Operating Segment

In reaching our estimate of fair value, we considered the fair values derived from using both the income and market approaches.  We gave primary weight to the income approach because it was deemed to be the most applicable.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value measurements from the income approach were calculated using unobservable inputs to our discounted cash flows, which are classified as Level 3 within the fair value hierarchy.  The income approach uses a reporting unit’s projection of estimated cash flows and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions.  To arrive at the cash flow projections used in the calculation of fair values for our goodwill impairment review, we use market participant estimates of economic and market activity for the next ten years.  The key assumptions we used to estimate the fair values of our reporting units are:

•	Revenue growth rates;

•	Operating margins;

•	Capital expenditure needs;

•	Working capital requirements;

•	Discount rates; and

•	Terminal value capitalization rate (“Capitalization Rate”)

Of the key assumptions, the discount rates and the Capitalization Rate are market-driven.  These rates are derived from the use of market data and employment of the weighted-average cost of capital.  The key assumptions that are company-driven include the revenue growth rates and the projected operating margins.  They reflect the influence of other potential assumptions, since the assumptions we identified that affect the projected operating results would ultimately affect either the revenue growth or the profitability (operating margin) of the reporting unit.  For example, any adjustment to contract volume and pricing would have a direct impact on revenue growth, and any adjustment to the reporting unit’s cost structure or operating leverage would have a direct impact on the profitability of the reporting unit.  Actual results may differ from those assumed in our forecasts and changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment.

We also consider indications obtained from the market approach.  We applied market multiples derived from stock market prices of companies that are engaged in the same or similar lines of business as our reporting units and that are actively traded on a free and open market, and applied market multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business as our reporting units, and a control premium to arrive at the fair values.

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

We perform our annual goodwill impairment review as of the end of the first month following our September reporting period and also perform interim impairment reviews if triggering events occur.  Our 2013 annual review was performed as of October 25, 2013, which indicated no impairment in any of our reporting units.  No events or changes in circumstances have occurred that would indicate any impairment of goodwill exists since our annual testing date.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our annual impairment test indicated no impairment for any of the reporting units because the fair value of each reporting unit substantially exceeded its carrying value.  Below is a table showing, for each reporting unit, the percentage of the fair value that exceeded the carrying value:

(In millions)	Goodwill Balance as of January 3, 2014	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value

Infrastructure & Environment Operating Segment	$758.9	$2,173.0	$1,509.3	44.0%

Federal Services Operating Segment	707.3	1,646.0	1,011.6	62.7%

Within the Energy & Construction Operating Segment:
Global Management and Operations Services Group	565.4	1,398.0	925.3	51.1%
Civil Construction & Mining Group	293.9	457.0	363.0	25.9%
Industrial/Process Group	189.3	392.0	239.0	64.0%
Power Group	735.1	952.0	823.9	15.5%
Total Energy & Construction Operating Segment	1,783.7	3,199.0	2,351.2	36.1%

Oil & Gas Operating Segment	445.7	1,664.0	1,366.6	21.8%

Total	$3,695.6	$8,682.0	$6,238.7	39.2%

Intangible Assets

Intangible assets are comprised of customer relationships, contracts, backlog, trade name, favorable leases and other.  As of January 3, 2014 and December 28, 2012, the cost and accumulated amortization of our intangible assets were as follows:

(In millions)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total

Balance as of December 30, 2011	$491.1	$25.6	$5.3	$522.0
Acquisitions	163.0	93.5	9.8	266.3
Amortization expense	(93.9)	(4.8)	(2.5)	(101.2)
Other adjustments and foreign currency translation	3.3	1.7	0.1	5.1
Balance as of December 28, 2012	563.5	116.0	12.7	692.2
Amortization expense	(100.3)	(5.5)	(1.6)	(107.4)
Other adjustments and foreign currency translation	(5.1)	(4.6)	(5.4)	(15.1)
Balance as of January 3, 2014	$458.1	$105.9	$5.7	$569.7

Estimated useful lives	1 - 16 years	1 - 20 years (1)	1 - 13 years

(1)	During the fourth quarter of 2013, we revised the estimated useful life of the Flint trade name from 40 years to 20 years due to a change in our intended use.

Our amortization expense related to intangible assets was $107.4 million, $101.2 million, and $60.6 million, respectively, for the years ended January 3, 2014, December 28, 2012, and December 30, 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the estimated future amortization expense of intangible assets:

(In millions)	Customer Relationships, Contracts, and Backlog	Trade Name	Favorable Leases and Other	Total

2014	$87.5	$5.9	$1.1	$94.5
2015	77.0	6.3	0.7	84.0
2016	71.9	6.3	0.6	78.8
2017	66.6	6.3	0.1	73.0
2018	48.2	6.3	0.4	54.9
Thereafter	106.9	74.8	2.8	184.5
	$458.1	$105.9	$5.7	$569.7

NOTE 10.  BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

The following table summarizes the components of billings in excess of costs and accrued earnings on contracts:

	January 3,	December 28,
(In millions)	2014	2012
Billings in excess of costs and accrued earnings on contracts	$193.1	$211.7
Project-related legal liabilities and other project-related reserves	28.0	55.2
Advance payments negotiated as a contract condition	6.4	9.8
Normal profit liabilities	0.8	4.8
Estimated losses on uncompleted contracts	4.8	7.6
Total	$233.1	$289.1

NOTE 11.  INDEBTEDNESS

Indebtedness consisted of the following:

	January 3,	December 28,
(In millions)	2014	2012
Term loan, net of debt issuance costs	$601.8	$666.3
3.85% Senior Notes (net of discount)	399.6	399.5
5.00% Senior Notes (net of discount)	599.5	599.5
7.50% Canadian Notes (including premium)	—	203.8
Revolving line of credit	—	100.5
Other indebtedness	110.6	94.7
Total indebtedness	1,711.5	2,064.3
Less:
Current portion of long-term debt	44.6	71.8
Long-term debt	$1,666.9	$1,992.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2011 Credit Facility

As of January 3, 2014 and December 28, 2012, the outstanding balance of the term loan under our 2011 Credit Facility was $605.0 million and $670.0 million, respectively.  As of January 3, 2014 and December 28, 2012, the interest rates applicable to the term loan were 1.67% and 1.71%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at the London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

On December 19, 2013, we entered into an amendment to our 2011 Credit Facility that extended the maturity date by two years to December 19, 2018, increased the sublimit for alternative currency revolving loans from $400.0 million to $500.0 million, established a $500.0 million sublimit for financial letters of credit, and increased a restricted payment basket from $150 million to $200 million in any fiscal year.  We have an option to prepay the term loans at any time without penalty.

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

We were in compliance with the covenants of our 2011 Credit Facility as of January 3, 2014.

Senior Notes and Canadian Notes

On March 15, 2012, we issued, in a private placement, $400.0 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600.0 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  On January 3, 2014, our exchange offer expired and we exchanged substantially all of the privately placed Senior Notes with Senior Notes that are registered with the SEC.  As of January 3, 2014, the outstanding balance of the Senior Notes was $999.1 million, net of $0.9 million of discount.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

On May 14, 2012, we guaranteed the Canadian Notes with an outstanding face value of C$175.0 million (US$175.0 million).  On December 27, 2013, Flint redeemed all of its outstanding Canadian Notes.  We recorded in “Interest expense” on our Consolidated Statements of Operations for the year ended January 3, 2014 a net gain of $4.1 million, comprised of premium write-off of $23.2 million and offset by a prepayment fee of $19.1 million related to the redemption of the Canadian Notes.  As of December 28, 2012, the outstanding balance of the Canadian Notes was $203.8 million, including $28.0 million of premium.

We were in compliance with the covenants of our Senior Notes as of January 3, 2014.

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

We had no outstanding debt balances on our revolving line of credit as of January 3, 2014.  We had outstanding debt balances of $100.5 million on our revolving line of credit as of December 28, 2012.  As of January 3, 2014, we had issued $108.3 million of letters of credit, leaving $891.7 million available under our revolving credit facility.

A summary of information regarding our revolving line of credit is set forth below:

	Year Ended
	January 3,	December 28,
(In millions, except percentages)	2014	2012
Effective average interest rates on the revolving line of credit	2.4%	1.9%
Average daily revolving line of credit balances	$135.2	$139.5
Maximum amounts outstanding at any point during the year	$236.4	$420.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Indebtedness

Notes payable, five year loan notes, and foreign credit lines.  As of January 3, 2014 and December 28, 2012, we had outstanding amounts of $67.1 million and $35.5 million, respectively, in notes payable, five-year loan notes, and foreign lines of credit.  The weighted-average interest rates of the notes were approximately 3.57% and 4.68% as of January 3, 2014 and December 28, 2012, respectively.  Notes payable primarily include notes used to finance the purchase of vehicles, construction equipment, office equipment, computer equipment and furniture.

As of January 3, 2014 and December 28, 2012, we maintained several credit lines with aggregate borrowing capacity of $51.3 million and $50.8 million, respectively, and had remaining borrowing capacity of $49.0 million and $47.7 million, respectively.

Capital Leases.  As of January 3, 2014 and December 28, 2012, we had obligations under our capital leases of approximately $43.5 million and $59.2 million, respectively, consisting primarily of leases for office equipment, computer equipment and furniture.

Foreign Currency Translation Gains (Losses) Related to Intercompany Loans. We recorded foreign currency translation losses of $7.7 million and gains of $0.8 million on intercompany loans for the years ended January 3, 2014 and December 28, 2012, respectively.  We did not have these intercompany notes in fiscal year 2011.  These gains and losses are recorded in “Other income (expenses)” on our Consolidated Statements of Operations.

Maturities

As of January 3, 2014, the amounts of our long-term debt outstanding (excluding capital leases) that mature in the next five years and thereafter were as follows:

(In millions)
Less than one year	$24.8
Second year	12.6
Third year	63.2
Fourth year	456.8
Fifth year	505.4
Thereafter	605.2
Total	$1,668.0

As of January 3, 2014, the amounts of capital leases that mature in the next five years and thereafter were as follows:

(In millions)	Capital Leases
Less than one year	$20.6
Second year	11.1
Third year	9.2
Fourth year	4.1
Fifth year	0.1
Total minimum lease payments	45.1
Less: amounts representing interest	1.6
Present value of net minimum lease payments	$43.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12.  FAIR VALUE OF DEBT INSTRUMENTS AND DERIVATIVE INSTRUMENTS

2011 Credit Facility

As of January 3, 2014 and December 28, 2012, the estimated fair market values of the term loan under our 2011 Credit Facility were approximately $603.2 million and $667.3 million, respectively.  The carrying value of this term loan on our Consolidated Balance Sheets as of January 3, 2014 and December 28, 2012 was $605.0 million and $670.0 million, respectively, excluding unamortized issuance costs.  The fair value of our term loan as of January 3, 2014 was determined to be at par less issuance fees as the agreement was amended on December 19, 2013 (Level 2).

Senior Notes and Canadian Notes

As of January 3, 2014, the estimated fair market value of the Senior Notes was approximately $983.0 million and the carrying value of these notes on our Consolidated Balance Sheets was $1.0 billion, excluding unamortized discount.  As of December 28, 2012, the estimated fair market value of the Senior Notes and Canadian Notes was approximately $1.2 billion and the carrying value of these notes on our Consolidated Balance Sheets was $1.2 billion, excluding unamortized discount and premium.  The fair value of the Senior Notes was derived by taking quoted prices of comparable bonds and making an adjustment to reflect our credit to determine the price of the Senior Notes (Level 2) in the trading market and multiplying it by the outstanding balance of the notes.

Derivative Instruments

As of January 3, 2014, there were no derivative instruments outstanding.  We have used derivative instruments as a risk management tool and not for trading or speculative purposes.  The fair value of each derivative instruments is based on mark-to-market model measurements that are interpolated from observable market data, including spot and forward rates, as of the reporting date and for the duration of each derivative’s terms.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 13.  INCOME TAXES

The components of income tax expense were as follows:

	Year Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011
Current:
Federal	$76.1	$152.3	$78.3
State and local	9.8	35.9	17.6
Foreign	8.8	18.3	19.2
Subtotal	94.7	206.5	115.1

Deferred:
Federal	70.8	(10.5)	26.2
State and local	9.7	1.0	5.6
Foreign	(7.5)	(7.1)	(3.5)
Subtotal	73.0	(16.6)	28.3
Total income tax expense	$167.7	$189.9	$143.4

The difference between total tax expense and the amount computed by applying the U.S. statutory federal income tax rate to income before taxes was as follows:

	Year Ended
	January 3, 2014		December 28, 2012		December 30, 2011

(In millions, except for percentages)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income (loss) before taxes	$174.0	35.0%	$215.5	35.0%	$80.1	35.0%
State taxes, net of federal benefit	13.7	2.8%	26.3	4.3%	17.7	7.7%
Adjustments to valuation allowances	4.4	0.9%	4.0	0.6%	19.6	8.5%
Foreign income taxed at rates other than 35%	(10.2)	(2.1%)	(24.4)	(4.1%)	(27.2)	(11.9%)
Goodwill impairment	—	—	—	—	86.3	37.7%
Exclusion of tax on noncontrolling interests	(19.8)	(4.0%)	(29.9)	(4.9%)	(30.1)	(13.2%)
Other adjustments	5.6	1.1%	(1.6)	(0.1%)	(3.0)	(1.2%)
Total income tax expense	$167.7	33.7%	$189.9	30.8%	$143.4	62.6%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The significant components of our deferred tax assets and liabilities were as follows:

	Year Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011
Deferred tax assets:
Accrued employee benefits	$230.7	$237.6	$200.0
Net operating losses	129.9	132.2	108.4
Accrued liabilities	59.7	71.9	60.6
Insurance reserves	15.9	38.2	40.3
Tax credits	13.0	15.1	10.5
Other	20.6	23.1	19.6
Total deferred tax assets	469.8	518.1	439.4
Valuation allowance on deferred tax assets	(145.0)	(137.6)	(124.0)
Net deferred tax assets	$324.8	$380.5	$315.4

Deferred tax liabilities:
Depreciation and amortization	$(456.4)	$(466.1)	$(360.8)
Contract revenue and costs	(126.9)	(79.9)	(74.2)
Subsidiary basis difference	(150.1)	(146.8)	(145.5)
Total deferred tax liabilities	(733.4)	(692.8)	(580.5)
Deferred tax liabilities, net of deferred tax assets	$(408.6)	$(312.3)	$(265.1)

We have indefinitely reinvested $431.9 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of January 3, 2014.  No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize these earnings in our foreign operations.  The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.  Some of our foreign earnings are indefinitely reinvested between other foreign countries.  No cash distributions were made from our foreign subsidiaries in fiscal year 2011, 2012 or 2013.

As of January 3, 2014, our federal net operating loss (“NOL”) carryovers were approximately $29.1 million.  These federal NOL carryovers expire in years 2020 through 2032.  In addition to the federal NOL carryovers, there are also state income tax NOL carryovers in various taxing jurisdictions of approximately $257.2 million.  These state NOL carryovers expire in years 2014 through 2032.  There are also foreign NOL carryovers in various jurisdictions of approximately $535.3 million.  The majority of the foreign NOL carryovers have no expiration date.  At January 3, 2014, the federal, state and foreign NOL carryovers resulted in a deferred tax asset of $129.9 million with a valuation allowance of $96.7 million established against this deferred tax asset.  None of the remaining net deferred tax assets related to NOL carryovers is individually material and management believes that it is more likely than not they will be realized.  Full recovery of our NOL carryovers will require that the appropriate legal entity generate taxable income in the future at least equal to the amount of the NOL carryovers within the applicable taxing jurisdiction.

As of January 3, 2014 and December 28, 2012, we have remaining tax-deductible goodwill of $142.0 million and $223.2 million, respectively, resulting from acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 13 years.  The tax deduction for goodwill for 2014 is expected to be approximately $72.5 million and is expected to be substantially lower beginning in 2015.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 3, 2014, December 28, 2012 and December 30, 2011, we had $14.0 million, $15.4 million and $16.7 million of unrecognized tax benefits, respectively.  Included in the balance of unrecognized tax benefits at the end of fiscal year 2013 were $9.8 million of tax benefits, which, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011
Unrecognized tax benefits beginning balance	$15.4	$16.7	$21.5
Gross increase – tax positions in prior years	1.7	1.2	2.7
Gross decrease – tax positions in prior years	(0.2)	(1.2)	(3.6)
Gross increase – current period tax positions	—	1.2	—
Settlements	(1.4)	(0.2)	(0.2)
Lapse of statute of limitations	(1.5)	(2.4)	(3.7)
Unrecognized tax benefits acquired in current year	—	0.1	—
Unrecognized tax benefits ending balance	$14.0	$15.4	$16.7

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of tax expense.  During the years ended January 3, 2014, December 28, 2012 and December 30, 2011, we recognized $0.5 million, $(1.4) million and $(1.4) million, respectively, in interest and penalties.  We have accrued approximately $5.8 million, $5.3 million and $6.7 million in interest and penalties as of January 3, 2014, December 28, 2012 and December 30, 2011, respectively.  With a few exceptions, in jurisdictions where our tax liability is immaterial, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

It is reasonably possible that unrecognized tax benefits will decrease up to $2.7 million within the next twelve months as a result of the settlement of tax audits.  The timing and amounts of these audit settlements are uncertain, but we do not expect any of these settlements to have a significant impact on our financial position or results of operations.

The income before income taxes, by geographic area, was as follows:

	Year Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011
Income before income taxes and noncontrolling interests:
United States	$445.2	$534.9	$158.3
International	51.8	80.8	70.7
Total income before income taxes and noncontrolling interests	$497.0	$615.7	$229.0

NOTE 14.  EMPLOYEE RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

Defined Contribution Plans

We made contributions of $90.4 million, $91.0 million and $48.1 million to our defined contribution plans during the years ended January 3, 2014, December 28, 2012, and December 30, 2011, respectively.  Full- and part-time employees, and employees covered by collective bargaining agreements are generally able to participate in one of our defined contribution plans.  Cash contributions to these defined contribution plans are based on either a percentage of employee contributions or on a specified amount per hour depending on the provisions of each plan.

In addition to the above, some of our foreign subsidiaries have contributory trustee retirement plans covering substantially all of their employees.  We made contributions to our foreign plans in the amounts of approximately $45.6 million, $35.9 million, and $20.2 million for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred Compensation Plans

We maintain various deferred compensation plans, including a restoration plan for some executives of the Energy & Construction Division.  The URS E&C Holdings, Inc. Voluntary Deferred Compensation Plan allows for deferral of salary and incentive compensation.  The URS E&C Holdings, Inc. Restoration Plan provides matching contributions on compensation not eligible for matching contributions under the URS Corporation, Inc. 401(k) Plan.  As of January 3, 2014 and December 28, 2012, the accrued benefit amounts for our deferred compensation plans were $22.6 million and $23.2 million, respectively, and are included in “Other long-term liabilities” on our Consolidated Balance Sheets.

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

We also provide various defined benefit pension plans and unfunded supplemental retirement plans, including the URS Government Services Group Pension Plan, the Washington Government Services Group Executive Pension Plan, and the URS Professional Solutions LLC Pension Plan, which primarily cover groups of current and former employees of the Energy & Construction Division.  These plans were closed to future accruals after December 31, 2005.

In addition, as part of our acquisition of Scott Wilson Group plc (“Scott Wilson”), there are two foreign defined benefit retirement plans, the Scott Wilson Pension Scheme (“SWPS”) and the Scott Wilson Railways Shared Cost Section of the Railways Pension Scheme (“RPS”).  The SWPS is closed to new participants and was closed to future accruals on October 1, 2010.  The RPS is closed to new participants other than those who have an indefeasible right to join under U.K. law.

Consistent with foreign laws, we may also contribute funds into foreign government-managed accounts or insurance companies for our foreign employees.

Valuation

We measure our pension costs according to actuarial valuations and the projected unit credit method is used to determine pension costs for financial accounting purposes.

The discount rates for our defined benefit plans were derived using an actuarial “bond model.”  The models for domestic and foreign plans assume that we purchase bonds with a credit rating of AA or better by a single bond rating agency, at prices based on a current bond yield and bond quality.  The model develops the yield on this portfolio of bonds as of the measurement date.  The cash flows from the bonds selected for the portfolio generally match our expected benefit payments in future years.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our estimates of benefit obligations and assumptions used to measure those obligations for the defined benefit plans as of January 3, 2014 and December 28, 2012, were as follows:

	Domestic Plans		Foreign Plans
	January 3,	December 28,	January 3,	December 28,
(In millions, except percentages)	2014	2012	2014	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$443.4	$383.3	$485.9	$447.9
Service cost	7.5	7.5	0.5	0.6
Interest cost	17.6	18.9	22.2	22.6
Employee contributions	—	—	0.4	0.4
Plan amendment	2.7	—	—	—
Benefits paid and expenses	(21.6)	(16.6)	(15.4)	(14.9)
Exchange rate changes	—	—	13.2	20.8
Actuarial (gain) loss	(34.4)	50.3	49.8	8.5
Benefit obligation at end of year	$415.2	$443.4	$556.6	$485.9

Change in plan assets:
Fair value of plan assets at beginning of year	$274.2	$236.4	$370.8	$334.3
Actual gain (loss) on plan assets	28.3	31.4	22.2	25.6
Employer contributions	16.0	18.4	9.1	9.7
Employer direct benefit payments	5.1	4.6	—	—
Employee contributions	—	—	0.4	0.4
Exchange rate changes	—	—	8.6	15.7
Benefits paid and expenses	(21.6)	(16.6)	(15.4)	(14.9)
Fair value of plan assets at end of year	$302.0	$274.2	$395.7	$370.8

Underfunded status reconciliation:
Underfunded status	$113.2	$169.2	$160.9	$115.1
Net amount recognized	$113.2	$169.2	$160.9	$115.1

Amounts recognized in our Consolidated Balance Sheets consist of:
Accrued benefit liability included in current liabilities	$20.9	$5.1	$—	$—
Accrued benefit liability included in other long-term liabilities	92.3	164.1	160.9	115.1
Net amount recognized	$113.2	$169.2	$160.9	$115.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Domestic Plans		Foreign Plans
	January 3,	December 28,	January 3,	December 28,
(In millions, except percentages)	2014	2012	2014	2012
Amounts recognized in accumulated other comprehensive income consist of:
Prior service income	$0.2	$0.6	$—	$—
Net gain (loss)	(80.8)	(140.5)	(96.1)	(41.6)
Net amount recognized	$(80.6)	$(139.9)	$(96.1)	$(41.6)

Additional information:
Accumulated benefit obligation	$409.7	$437.6	$545.1	$470.7

Weighted-average assumptions used to determine benefit obligations at year end:
Discount rate	4.97%	4.02%	4.70%	4.80%
Rate of compensation increase	4.50%	4.50%	3.30%	2.80%

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net periodic pension costs and other comprehensive income included the following components for the years ended January 3, 2014, December 28, 2012, and December 30, 2011:

	Years Ended
	Domestic Plans			Foreign Plans
	January 3,	December 28,	December 30,	January 3,	December 28,	December 30,
(In millions, except percentages)	2014	2012	2011	2014	2012	2011
Net periodic pension costs:
Service cost	$7.5	$7.5	$6.8	$0.5	$0.6	$0.6
Interest cost	17.6	18.9	19.0	22.2	22.6	24.4
Expected return on plan assets	(19.2)	(17.7)	(16.4)	(23.2)	(22.2)	(22.9)
Amortization or curtailment recognition of prior service cost	2.3	(3.0)	(3.2)	—	—	—
Recognized actuarial loss	16.2	9.8	7.4	—	—	—
Total net periodic pension costs	$24.4	$15.5	$13.6	$(0.5)	$1.0	$2.1

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$2.7	$—	$(1.1)	$—	$—	$—
Net loss (gain)	(43.5)	36.7	27.3	50.9	5.1	48.6
Effect of exchange rate changes on amounts included in accumulated other comprehensive income	—	—	—	3.6	1.7	(1.9)
Amortization or curtailment recognition of prior service cost	(2.3)	3.0	3.2	—	—	—
Amortization or settlement recognition of net loss	(16.2)	(9.8)	(7.4)	—	—	—
Total recognized in other comprehensive loss (income)	$(59.3)	$29.9	$22.0	$54.5	$6.8	$46.7

Total recognized in net periodic pension costs and other comprehensive loss (income)	$(34.9)	$45.4	$35.6	$54.0	$7.8	$48.8

Weighted-average assumptions used to determine net periodic cost for years ended:
Discount rate	4.02%	5.05%	5.55%	4.80%	5.00%	5.70%
Rate of compensation increase	4.50%	4.50%	4.50%	2.80%	3.00%	3.45%
Expected long-term rate of return on plan assets	7.35%	7.34%	7.44%	7.00%	7.00%	6.96%

Measurement dates	12/28/2012	12/30/2011	12/31/2010	12/28/2012	12/30/2011	12/31/2010

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

Our weighted-average target asset allocation for the defined benefit plans is as follows:

	Current Target Asset Allocation
	Domestic Plans	Foreign Plans
Equity securities	45%	30%
Debt securities	55%	36%
Real estate	—	6%
Hedge fund	—	25%
Other	—	3%
Total	100%	100%

During 2014, we expect to make cash contributions, including estimated employer-directed benefit payments, of between $45 million and $50 million, to the domestic and foreign defined benefit plans.

As of January 3, 2014, the estimated portions of the net loss and the prior service cost in accumulated other comprehensive income that will be recognized as components of net periodic benefit cost over the next fiscal year are $8.9 million and $0.2 million, respectively.  In addition, the estimated future benefit payments to be paid out in the next ten years under our defined benefit plans are as follows:

For the Fiscal Year:	Estimated Future Benefit Payments
(In millions)	Domestic Plans	Foreign Plans
2014	$38.0	$17.0
2015	23.0	17.0
2016	23.0	18.0
2017	24.0	18.0
2018	25.0	19.0
Next five fiscal years thereafter	130.0	103.0
Total	$263.0	$192.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Values of Defined Benefit Plans Assets

As of January 3, 2014 and December 28, 2012, the fair values of our defined benefit plan assets by the major asset categories are as follows:

	Total	Fair Value Measurement as of January 3, 2014
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	January 3,	Active Markets	Observable Inputs	Inputs
(In millions)	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15.7	$5.1	$10.6	$—
U.S. equity funds	78.1	—	78.1	—
International equity funds	95.6	—	95.6	—
Global equity funds	82.4	—	82.4	—
Fixed income securities	304.4	—	294.5	9.9
International property funds	121.5	—	42.7	78.8
Total	$697.7	$5.1	$603.9	$88.7

	Total	Fair Value Measurement as of December 28, 2012
	Carrying			Significant
	Value as of	Quoted Prices in	Significant Other	Unobservable
	December 28,	Active Markets	Observable Inputs	Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$21.0	$8.0	$13.0	$—
U.S. equity funds	74.4	—	74.4	—
International equity funds	94.6	—	94.6	—
Global equity funds	72.2	—	72.2	—
Fixed income securities	264.9	—	264.9	—
International property funds	117.9	—	43.8	74.1
Total	$645.0	$8.0	$562.9	$74.1

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

(In millions)	Level 3 Fair Value Measurement Rollforward

Balance as of December 30, 2011	$47.9
Unrealized gains (losses)	4.4
Purchases, sales, issuances and settlements, net	21.8
Balance as of December 28, 2012	$74.1
Realized gains (losses)	0.1
Unrealized gains (losses)	6.3
Purchases, sales, issuances and settlements, net	8.2
Balance as of January 3, 2014	$88.7

Level 1:  The fair values of the plan assets in this category are the plans’ interest in cash and cash equivalents.

Level 2:  The fair values of the plans’ interest in common collective trust funds are based on quoted prices in inactive markets, inputs other than quoted prices that are observable for the asset, net asset values as reported by the issuer and/or inputs that are derived principally from or corroborated by observable market data by correlation or other means.  If the asset has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Level 3:  The fair values of the plan assets in this category are initially based on net asset values as reported by the issuer.  Restrictions on the redemption of the investments and delays in settlement are taken into consideration.  The values cannot be readily derived from or corroborated by observable market data and generally require additional time to liquate in an orderly manner.

Post-retirement Benefit Plans

We sponsor a number of retiree health and life insurance benefit plans (post-retirement benefit plans) for our Energy & Construction and Federal Services Divisions.  The post-retirement benefits provided under company sponsored health care and life insurance plans of the Energy & Construction Division were frozen prior to the Washington Group International, Inc. (“WGI”) acquisition.  The Federal Services plan was closed to new participants in 2003.

Accumulated post-retirement benefit obligations for the post-retirement benefit plans as of January 3, 2014 and December 28, 2012 were $38.9 million and $43.6 million, respectively.  The discount rates used to compute the benefit obligations at January 3, 2014 and December 28, 2012 were 4.61% and 3.48%, respectively.  As of January 3, 2014 and December 28, 2012, the fair values of the plan assets were $3.5 million and $3.1 million, respectively.

Net periodic post-retirement benefit costs for the post-retirement benefit plans for the years ended January 3, 2014, December 28, 2012, and December 30, 2011 were $1.8 million, $2.5 million and $1.8 million, respectively.  The measurement date used for the post-retirement benefit plans was the beginning of each fiscal year.  The weighted-average discount rates used to determine net periodic costs were 3.48%, 4.69%, and 5.23%, respectively, and the expected long-term rates of return on plan assets were 7.50%, 7.50%, and 7.50%, respectively, for the years ended January 3, 2014, December 28, 2012, and December 30, 2011.

The assumptions used related to health care cost trend rates for the years ended January 3, 2014 and December 28, 2012 were as follows:

	January 3,	December 28,
	2014	2012
Assumed blended health care cost trend rates at year-end:
Health care cost trend rate assumed for next year	7.92%	7.94%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.94%	4.94%
Years that the rates reach the ultimate trend rate	2020/2024	2020/2024

We currently expect to make cash contributions, including estimated employer direct benefit payments, of between $3 million and $4 million to the post-retirement benefit plans for 2014.

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

Our aggregate contributions to these plans were $49.7 million, $48.2 million, and $40.7 million for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, respectively.  At January 3, 2014, none of the plans in which we participate are individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 15.  STOCKHOLDERS' EQUITY

Dividend Program

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 24, 2012	$0.20	March 16, 2012	$15.2	April 6, 2012
May 4, 2012	$0.20	June 15, 2012	$15.4	July 6, 2012
August 3, 2012	$0.20	September 14, 2012	$15.4	October 5, 2012
November 2, 2012	$0.20	December 14, 2012	$15.4	January 4, 2013
February 22, 2013	$0.21	March 15, 2013	$16.0	April 5, 2013
May 3, 2013	$0.21	June 14, 2013	$16.0	July 5, 2013
August 2, 2013	$0.21	September 13, 2013	$16.0	October 4, 2013
November 1, 2013	$0.21	December 13, 2013	$16.0	January 10, 2014
February 28, 2014	$0.22	March 21, 2014	NA	April 11, 2014

NA = Not available

Equity Incentive Plans

On March 28, 2013, the Board adopted, and on May 23, 2013, the stockholders approved, an amendment and restatement of our 2008 Equity Incentive Plan (“2008 Plan”).  Among other provisions, the amendment and restatement increased the aggregate number of shares of common stock authorized for issuance under the 2008 Plan by 1.5 million shares to a total of 6.5 million shares and extended the term of the 2008 Plan until May 23, 2018.  As of January 3, 2014, approximately 3.0 million shares had been issued as restricted stock awards and 1.7 million shares of restricted stock units were issuable upon the vesting under our 2008 Plan.  In addition, approximately 1.8 million shares remained reserved for future grant under the 2008 Plan.

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

For the years ended January 3, 2014, December 28, 2012, and December 30, 2011, employees participating in our ESPP purchased approximately 0.4 million shares, 0.1 million shares, and 0.2 million shares, respectively.  Cash proceeds generated from employee stock option exercises and purchases by employees under our ESPP for the years ended January 3, 2014, December 28, 2012, and December 30, 2011 were $20.2 million, $8.9 million, and $11.7 million, respectively.

Restricted Stock Awards and Units

We have issued restricted stock awards and units from the 2008 Plan that may contain time-based or time- and performance-based vesting over multiple years.  Some awards are subject to the following time- and performance-based vesting conditions:

Single-Performance Criteria

Upon the achievement of an annual net income target generally established in the first quarter of the fiscal year preceding the vesting date.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Multi-Performance Criteria

In March 2013, pursuant to our long-term equity incentive program, we issued performance-based restricted stock unit awards to senior executives that vest at the end of a three-year vesting period with multi-performance criteria.  One criterion is the extent to which we achieve a net income performance condition measured on a cumulative basis over a two-year performance period.  In addition, there is a market condition based on meeting or exceeding the total stockholder return of the Russell 3000 Index, measured over a three-year performance period.  At vesting, these performance-based awards may convert to common stock up to 200% of the targeted amounts, based on achievement of performance targets.

In November 2013, we redesigned our long-term equity incentive program and issued performance-based restricted stock unit awards to senior executives that vest at the end of a three-year vesting period with three performance criteria.  Two criteria consist of a net income performance condition measured on a cumulative basis over a three-year performance period and a return on invested capital performance condition measured on an annual basis averaged over a three-year performance period.  In addition, there is a market condition based on meeting or exceeding the total stockholder return of the Russell 3000 Index, measured over a three-year performance period.  At vesting, these performance-based awards may convert to common stock up to 200% of the targeted amounts, based on achievement of performance targets.

Our restricted stock awards and units are measured based on the stock price on the date that all of the key terms and conditions related to the award are known.  Restricted stock awards and units are expensed on a straight-line basis over their respective vesting periods subject to the probability of meeting performance requirements and adjusted for the number of shares expected to be issued.

The grant date fair value for restricted stock awards and units with multi-performance criteria was determined using a Monte Carlo simulation model with the following weighted-average assumptions:

Fiscal year ended
January 3, 2014
Stock price (1)	$47.00
Expected volatility factor (2)	31.30%
Risk-free interest rate (3)	0.33%
Expected annual dividend yield (4)	0%

(1)	The stock price is the closing price of our common stock on the date of when all of the key terms and conditions related to the award are known.

(2)
The stock volatility for each grant was determined based on the historical volatility for the Russell 3000 Index and in correlation to our common stock for a period equal to the estimated performance period.

(3)	The risk-free interest rate for periods equal to the performance period is based on the U.S. Treasury yield curve in effect at the date of grant.

(4)	Dividends are reinvested for purposes of calculating total stockholder return. For purposes of the fair value model, the dividend yield is therefore considered to be 0%.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 3, 2014, we had estimated unrecognized stock-based compensation expense of $46.2 million related to nonvested restricted stock awards and units for which vesting is probable.  This expense is expected to be recognized over a weighted-average period of 2.4 years.  The following table summarizes the total fair value of vested shares, according to their contractual terms, and the grant date fair value of restricted stock awards and units granted during the years ended January 3, 2014 and December 28, 2012:

	January 3,	December 28,
(In millions)	2014	2012
Fair value of shares vested	$43.9	$42.0
Grant date fair value of restricted stock awards and units granted	$69.2	$54.3

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the year ended January 3, 2014, is presented below:

	Year Ended
	January 3, 2014
		Weighted-
	Shares	Average Grant
	(in millions)	Date Fair Value
Nonvested at December 31, 2010	2.5	$42.92
Granted	1.0	$42.39
Vested	(1.0)	$42.47
Forfeited	(0.1)	$43.46
Nonvested at December 31, 2011	2.4	$42.86
Granted	1.4	$36.79
Vested	(1.0)	$41.69
Forfeited	(0.1)	$42.44
Nonvested at December 28, 2012	2.7	$40.03
Granted	1.4	$48.66
Vested	(1.0)	$41.45
Forfeited	(0.3)	$41.90
Nonvested at January 3, 2014	2.8	$43.66

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

We recognize stock-based compensation expense, net of estimated forfeitures, over the vesting periods in “General and administrative expenses” and “Cost of revenues” in our Consolidated Statements of Operations.

The following table presents our stock-based compensation expense related to restricted stock awards and units, our employee stock purchase plan and the related income tax benefits recognized for the years ended January 3, 2014, December 28, 2012, and December 30, 2011:

	Year Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011
Stock-based compensation expense:
Restricted stock awards and units	$31.2	$43.1	$44.8
Employee stock purchase plan	0.6	0.5	0.5
Stock-based compensation expense	$31.8	$43.6	$45.3

Stock-based compensation expense included in:
Cost of revenues	$23.5	$33.2	$35.1
General and administrative expenses	8.3	10.4	10.2
Stock-based compensation expense	$31.8	$43.6	$45.3

Total income tax benefits recognized in our net income related to stock-based compensation expense	$11.6	$16.0	$17.3

Stock Repurchase Program

For fiscal years 2012 and 2013, the number of shares authorized under the repurchase program were 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be repurchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  In February 2014, our Board of Directors approved a modification of our stock repurchase program to allow for the repurchase of up to 12.0 million shares of our common stock in fiscal year 2014.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

The following table summarizes our stock repurchase activities for the years ended January 3, 2014, December 28, 2012, and December 30, 2011:

	Year Ended
	January 3,	December 28,	December 30,
(In millions, except average price paid per share)	2014	2012	2011
Shares of common stock repurchased	2.0	1.0	6.0
Average price paid per share	$45.55	$40.00	$40.47
Cost of common stock repurchased	$93.3	$40.0	$242.8

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Beginning in fiscal year 2014, our Global Management and Operations Services Group, which was a component of our Energy & Construction Division in fiscal year 2013, is now operated and managed by our Federal Services Division.  The realignment of this group is designed to maximize our competitive advantage in the federal market sector and facilitate our strategy to expand our business with government agencies in the U.S. and internationally.

“URS operating income” is defined as segment operating income after reduction for pre-tax noncontrolling interests, but before the reduction of any pre-tax goodwill impairment charge.  This measurement method minimizes the reconciling items between internal profit measurement and GAAP operating income.  We used “URS operating income” to assess performance and make decisions concerning resource allocation.

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

	Year Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011
Revenues
Infrastructure & Environment	$3,758.0	$3,792.1	$3,760.9
Federal Services (1)	2,263.0	2,721.6	2,695.4
Energy & Construction	2,911.0	3,138.1	3,251.1
Oil & Gas (2)	2,208.2	1,475.1	—
Inter-segment, eliminations and other	(149.5)	(154.4)	(162.4)
Total revenues	$10,990.7	$10,972.5	$9,545.0
Equity in income (loss) of unconsolidated joint ventures
Infrastructure & Environment	$2.4	$4.0	$3.9
Federal Services (1)	6.3	6.4	6.2
Energy & Construction	86.7	93.0	122.1
Oil & Gas (2)	(1.8)	4.2	—
Total equity in income of unconsolidated joint ventures	$93.6	$107.6	$132.2
URS operating income (loss) (3)
Infrastructure & Environment	$212.5	$218.8	$222.0
Federal Services (1)	268.5	249.3	196.8
Energy & Construction	94.3	140.0	134.6
Oil & Gas (2)	10.9	62.3	—
Corporate (4)	(77.5)	(99.7)	(79.5)
Total URS operating income	$508.7	$570.7	$473.9
Operating income (loss) (5)
Infrastructure & Environment	$214.1	$220.9	$222.0
Federal Services (1)	268.5	249.3	(154.5)
Energy & Construction	175.8	254.2	263.1
Oil & Gas (2)	9.9	61.2	—
Corporate (4)	(77.5)	(99.7)	(79.5)
Total operating income	$590.8	$685.9	$251.1
Capital expenditures
Infrastructure & Environment	$37.8	$43.2	$51.2
Federal Services (1)	12.8	5.5	4.8
Energy & Construction	17.0	19.0	14.8
Oil & Gas (2)	56.2	72.3	—
Corporate (5)	12.6	13.2	10.9
Total capital expenditures	$136.4	$153.2	$81.7
Depreciation and amortization
Infrastructure & Environment	$50.8	$56.5	$55.0
Federal Services (1)	38.9	36.3	27.1
Energy & Construction	44.4	47.1	54.3
Oil & Gas (2)	121.3	87.1	—
Corporate (4)	8.8	6.6	6.3
Total depreciation and amortization	$264.2	$233.6	$142.7

(1)	The operating results of Apptis have been included in our consolidated results since the acquisition on June 1, 2011.

(2)	The operating results of Flint have been included in our consolidated results since the acquisition on May 14, 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	We are providing information regarding URS operating income (loss) by segment because management uses this information to assess performance and make decisions about resource allocation.

(4)	Corporate includes expenses related to corporate functions and acquisition-related expenses.

(5)	The operating income (loss) for the year ended December 30, 2011 included a $351.3 million goodwill impairment charge. See Note 9, “Goodwill and Intangible Assets,” for more information.

Reconciliations of segment contribution to segment operating income (loss) for the years ended January 3, 2014, December 28, 2012, and December 30, 2011 are as follows:

	Year Ended January 3, 2014
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$212.5	$268.5	$94.3	$10.9	$(77.5)	$508.7
Noncontrolling interests	1.6	—	81.5	(1.0)	—	82.1
Operating income (loss)	$214.1	$268.5	$175.8	$9.9	$(77.5)	$590.8

	Year Ended December 28, 2012
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$218.8	$249.3	$140.0	$62.3	$(99.7)	$570.7
Noncontrolling interests	2.1	—	114.2	(1.1)	—	115.2
Operating income (loss)	$220.9	$249.3	$254.2	$61.2	$(99.7)	$685.9

	Year Ended December 30, 2011
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$222.0	$196.8	$134.6	$—	$(79.5)	$473.9
Noncontrolling interests	—	—	128.5	—	—	128.5
Goodwill impairment	—	(351.3)	—	—	—	(351.3)
Operating income (loss)	$222.0	$(154.5)	$263.1	$—	$(79.5)	$251.1

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, are as follows:

	January 3,	December 28,
(In millions)	2014	2012
Infrastructure & Environment	$8.0	$8.1
Federal Services	5.0	5.7
Energy & Construction	111.7	124.5
Oil & Gas	120.9	140.0
Total investments in and advances to unconsolidated joint ventures	$245.6	$278.3

Infrastructure & Environment	$138.2	$141.0
Federal Services	37.4	36.6
Energy & Construction	53.8	60.1
Oil & Gas	349.6	422.9
Corporate	29.1	26.9
Total property and equipment, net of accumulated depreciation	$608.1	$687.5

Total assets by segment are as follows:

	January 3,	December 28,
(In millions)	2014	2012

Infrastructure & Environment	$2,164.2	$2,267.6
Federal Services	1,511.7	1,642.8
Energy & Construction	3,124.3	3,253.9
Oil & Gas	1,660.1	1,904.4
Corporate	257.7	192.3
Total assets	$8,718.0	$9,261.0

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

	Years Ended
	January 3,	December 28,	December 30,
(In millions)	2014	2012	2011
Revenues
United States	$8,136.7	$8,640.2	$8,329.7
Canada (1)	1,879.5	1,304.0	180.3
Other countries	1,001.8	1,056.0	1,065.3
Eliminations	(27.3)	(27.7)	(30.3)
Total revenues	$10,990.7	$10,972.5	$9,545.0

(1)	Revenues from Canada exceeded 10% of our consolidated revenues for the years ended January 3, 2014 and December 28, 2012 due to our acquisition of Flint in fiscal year 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	January 3,	December 28,
(In millions)	2014	2012
Property and equipment, net (1)
United States	$313.6	$320.4
International:
Canada	249.9	313.2
Other countries	44.6	53.9
Total international	294.5	367.1
Total property and equipment, net	$608.1	$687.5

(1)	Property and equipment, net is categorized by the location of incorporation of the legal entities.

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with our two major customers:  the U.S. Army and the DOE.  For the purpose of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for federal agencies are not centralized, and procurement decisions are made separately by each federal agency.  The loss of large federal government clients, such as the U.S. Army or the DOE, would have a material adverse effect on our business; however, we are not dependent on any single contract on an ongoing basis.  We believe that the loss of any single contract would not have a material adverse effect on our business.

Our revenues from the U.S. Army and the DOE by division for the years ended January 3, 2014, December 28, 2012, and December 30, 2011 are presented below:

	Year Ended
	January 3,	December 28,	December 30,
(In millions, except percentages)	2014	2012	2011
The U.S. Army (1)
Infrastructure & Environment	$125.2	$128.4	$141.7
Federal Services	1,098.8	1,495.8	1,351.1
Energy & Construction	151.0	130.8	199.5
Total U.S. Army	$1,375.0	$1,755.0	$1,692.3
Revenues from the U.S. Army as a percentage of our consolidated revenues	13%	16%	18%

DOE
Infrastructure & Environment	$4.7	$5.6	$5.9
Federal Services	18.0	27.7	26.8
Energy & Construction	808.5	956.4	1,236.3
Total DOE	$831.2	$989.7	$1,269.0
Revenues from DOE as a percentage of our consolidated revenues	8%	9%	13%

Revenues from the federal market sector as a percentage of our consolidated revenues	34%	40%	49%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

WGI Ohio filed a motion for summary judgment, seeking dismissal on grounds that government contractors are immune from liability.  On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment, but several plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals on April 27, 2009.  On September 14, 2010, the Court of Appeals reversed the District Court’s summary judgment decision and WGI Ohio’s dismissal, and remanded the case back to the District Court for further litigation.  On August 1, 2011, the District Court decided that the government contractor immunity defense would not be available to WGI Ohio at trial, but would be an issue for appeal.  Five of the cases were tried in District Court from September 12, 2012 through October 3, 2012.  On April 12, 2013, the District Court ruled in favor of WGI Ohio and the Army Corps of Engineers, finding that the five plaintiffs failed to prove that WGI Ohio’s or the Army Corps of Engineers’ actions caused the failure of the Industrial Canal floodwall during Hurricane Katrina.  On July 1, 2013, WGI Ohio filed a motion for summary judgment in District Court to dismiss all other related cases as a result of the District Court’s April 2013 decision.  On December 20, 2013, the District Court dismissed the majority of the lawsuits and the remainder of the outstanding claims are being transferred to the District Court for final judgment of dismissal.

WGI Ohio intends to continue to defend these matters vigorously until all claims are dismissed; however, WGI Ohio cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the likelihood of an appeal, the unknown number of individual plaintiffs who are actually asserting claims against WGI Ohio; the uncertainty regarding the nature and amount of each individual plaintiff’s damage claims; uncertainty concerning legal theories and factual bases that plaintiffs may present and their resolution by courts or regulators; and uncertainty about the plaintiffs’ claims, if any, that might survive certain key motions of our affiliate, as well as a number of additional factors.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•
DOE Deactivation, Demolition, and Removal Project:  WGI Ohio executed a cost-reimbursable task order with the DOE in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues.  In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk.  The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $105.9 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $105.9 million to $145.9 million, and requires WGI Ohio to pay all project costs exceeding $145.9 million.  In addition, in September 2011, WGI Ohio voluntarily paid a civil penalty related to the contamination incident.  Through January 3, 2014, WGI Ohio has incurred total project costs of $261.3 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene, WGI Ohio has been required to perform work outside the scope of the Task Order Modification.  Based on the changes and delays, requests for equitable adjustment (“REA”) amounting to $47.1 million and proposals related to the hurricane-caused impacts and other directed changes in the amount of $118.0 million were initially submitted to the DOE for approval.  Through January 3, 2014, the DOE has approved one of the REAs for $0.9 million and has authorized $31.9 million of additional funding primarily related to the hurricane-caused impacts.  Because WGI Ohio and the DOE were unsuccessful in settling the REAs and proposals, during 2013, WGI Ohio submitted several certified claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $112.5 million of the above unfunded REA and proposal costs incurred through April 2013 and $5.0 million in fees on the expanded work scope.  As of January 3, 2014, WGI Ohio has recorded $81.5 million in accounts receivable for project costs incurred to date in excess of the DOE contracted amount that may not be collected unless and until the claims are favorably resolved.  The final project completion costs are not currently estimable due to continuing delays in permitting, other delays, and approval of a final project plan.  WGI Ohio can provide no certainty that it will recover the $112.5 million in submitted DOE claims for costs incurred through April 2013 related to REAs, hurricane-caused work or other directed changes, as well as any other project costs after April 2013 that WGI Ohio is obligated to incur to finalize and complete this project including the accounts receivable, any of which could negatively impact URS’ future results of operations.

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by our wholly owned subsidiary, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  Subsequently, on November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce (“ICC”) asserting claims up to $52.6 million.  Washington Group Bolivia brought a $50 million counterclaim on August 3, 2012 against the mine owner asserting claims of wrongful termination and lost productivity.  Arbitration on the mine owner’s claims and Washington Group Bolivia’s counterclaims commenced before the ICC.  In the course of the arbitration proceedings, the mine owner has reduced its claims to approximately $32.2 million, while Washington Group Bolivia has refined its counterclaim amount to not more than $62.9 million.  On August 9, 2013, a $10.5 million ICC arbitration tribunal award was issued against Washington Group Bolivia and, on September 5, 2013, the mine owner petitioned the United States District Court of Colorado to confirm the ICC arbitration award.  On October 1, 2013, Washington Group Bolivia filed a cross motion to partially vacate the ICC arbitration award in the District Court of Colorado.  On February 3, 2014, the District Court of Colorado entered judgment confirming the ICC arbitration award and denied Washington Group Bolivia’s motion to partially vacate the award.

We have accrued an estimated probable loss of $10.5 million related to this matter; however, we expect the loss to be recoverable under our insurance program.

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

•
U.K. Joint Venture:  On April 12, 2010, one of our U.K. joint ventures sent several bags of low level non-exempt radioactive waste to a waste disposal facility that was not licensed to handle such waste.  On November 15, 2012, the U.K. Environment Agency and the U.K. Department for Transport initiated environmental regulatory proceedings against our U.K. joint venture in the Workington Magistrates’ Court under the U.K. Environmental Permitting Regulations 2010, the Radioactive Substances Act 1993, the Carriage of Dangerous Goods and the use of Transportable Pressure Equipment Regulations 2009.  On February 7, 2013, our U.K. joint venture entered a plea of guilty before the Magistrates’ Court and the matter was referred to the Carlisle Crown Court (the “Crown Court”) for sentencing.  On June 14, 2013, the Crown Court issued a fine equivalent to approximately $1.2 million.  On July 9, 2013, our U.K. joint venture appealed the Crown Court’s decision to the Court of Appeal Criminal Division.  On January 17, 2014, the Court of Appeal dismissed the appeal and the fine was not reduced.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Guarantee Obligations and Commitments

As of January 3, 2014, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25.0 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.  Currently, we have not been advised of any indemnified claims under this guarantee.

As of January 3, 2014, we had $35.8 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

Lease Obligations

Total rental expense included in operations for operating leases for the years ended January 3, 2014, December 28, 2012, and December 30, 2011, totaled $236.7 million, $210.0 million, and $188.5 million, respectively.  Some of the operating leases are subject to renewal options and escalation based upon property taxes and operating expenses.  These operating lease agreements expire at varying dates through 2026.  Obligations under operating leases include office and other equipment rentals.

Obligations under non-cancelable operating lease agreements were as follows:

(In millions)	Operating Leases
2014	$187.1
2015	153.7
2016	123.2
2017	92.1
2018	70.7
Thereafter	115.3
Total minimum lease payments	$742.1

Restructuring Costs

For the years ended January 3, 2014 and December 28, 2012, we did not incur restructuring charges.  For the year ended December 30, 2011, we recorded restructuring charges of $5.5 million in our Consolidated Statement of Operations, which consisted primarily of costs for severance and associated benefits and the cost of facility closures.  The majority of the restructuring costs resulted from the integration of Scott Wilson into our existing Infrastructure & Environment’s U.K. and European business and necessary responses to reductions in market opportunities in Europe.

During fiscal year 2011, we made $12.9 million of payments related to these restructuring plans.  As of December 30, 2011, our restructuring reserves were $3.8 million.  As of December 28, 2012, no amounts remain outstanding.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 18.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On March 15, 2012, URS Corporation, the parent company (“Parent”), and URS Fox US LP (“Fox LP”), a 100% owned subsidiary of the Parent, issued the Senior Notes.  See Note 11, “Indebtedness,” for more information.  The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (the “Guarantees”) on a joint-and-several basis by each of the Parent’s current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are 100% owned domestic obligors or 100% owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100.0 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.

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

Consistent with the arrangement between Parent and Fox LP, $299.4 million and $699.6 million of the Senior Notes are included in the liabilities of Parent and Fox LP, respectively, as of both January 3, 2014 and December 28, 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	As of January 3, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$106.8	$—	$20.3	$204.6	$(48.0)	$283.7
Accounts receivable, including retentions	—	—	793.5	610.7	(11.6)	1,392.6
Costs and accrued earnings in excess of billings on contracts	—	—	965.2	562.3	(6.0)	1,521.5
Less receivable allowances	—	—	(29.8)	(35.3)	—	(65.1)
Net accounts receivable	—	—	1,728.9	1,137.7	(17.6)	2,849.0
Intercompany accounts receivable	440.1	19.2	2,438.6	464.4	(3,362.3)	—
Deferred tax assets	3.4	—	42.9	—	(10.7)	35.6
Inventory	—	—	—	49.2	—	49.2
Other current assets	38.6	—	54.0	80.6	—	173.2
Total current assets	588.9	19.2	4,284.7	1,936.5	(3,438.6)	3,390.7
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,731.3	52.3	1,787.6	192.4	(7,518.0)	245.6
Property and equipment, net	29.1	—	155.4	423.6	—	608.1
Intangible assets, net	0.2	—	187.8	381.7	—	569.7
Goodwill	—	—	2,029.1	1,666.5	—	3,695.6
Other long-term assets	18.9	—	103.6	89.0	(3.2)	208.3
Total assets	$6,368.4	$71.5	$8,548.2	$4,689.7	$(10,959.8)	$8,718.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1.7	$—	$10.7	$32.2	$—	$44.6
Accounts payable and subcontractors payable, including retentions	3.2	—	411.6	340.8	(67.3)	688.3
Accrued salaries and employee benefits	33.6	—	338.7	135.1	—	507.4
Billings in excess of costs and accrued earnings on contracts	—	—	124.6	108.5	—	233.1
Intercompany accounts payable	1,951.8	—	1,094.0	316.5	(3,362.3)	—
Short-term intercompany notes payable	66.0	—	20.7	189.5	(276.2)	—
Other current liabilities	50.8	9.7	270.4	44.5	(10.2)	365.2
Total current liabilities	2,107.1	9.7	2,270.7	1,167.1	(3,716.0)	1,838.6
Long-term debt	907.0	699.6	17.0	43.3	—	1,666.9
Deferred tax liabilities	—	—	370.9	76.5	(3.2)	444.2
Self-insurance reserves	—	—	11.3	115.9	—	127.2
Pension and post-retirement benefit obligations	—	—	124.4	161.3	—	285.7
Long-term intercompany notes payable	—	—	563.6	1,263.0	(1,826.6)	—
Other long-term liabilities	2.7	—	88.7	37.0	—	128.4
Total liabilities	3,016.8	709.3	3,446.6	2,864.1	(5,545.8)	4,491.0
URS stockholders' equity	4,081.2	19.0	5,731.3	1,766.5	(7,516.8)	4,081.2
Intercompany notes receivable	(729.6)	(656.8)	(629.7)	(86.7)	2,102.8	—
Total URS stockholders' equity	3,351.6	(637.8)	5,101.6	1,679.8	(5,414.0)	4,081.2
Noncontrolling interests	—	—	—	145.8	—	145.8
Total stockholders' equity	3,351.6	(637.8)	5,101.6	1,825.6	(5,414.0)	4,227.0
Total liabilities and stockholders' equity	$6,368.4	$71.5	$8,548.2	$4,689.7	$(10,959.8)	$8,718.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	As of December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5
Accounts receivable, including retentions	—	—	771.3	811.8	(28.3)	1,554.8
Costs and accrued earnings in excess of billings on contracts	—	—	876.9	515.7	(8.3)	1,384.3
Less receivable allowances	—	—	(29.1)	(40.6)	—	(69.7)
Net accounts receivable	—	—	1,619.1	1,286.9	(36.6)	2,869.4
Intercompany accounts receivable	1,793.2	22.4	3,933.1	1,269.0	(7,017.7)	—
Deferred tax assets	6.8	—	60.3	0.5	—	67.6
Inventory	—	—	5.5	56.0	—	61.5
Other current assets	38.2	—	65.5	111.3	(10.8)	204.2
Total current assets	1,852.6	22.4	5,699.8	3,009.1	(7,066.7)	3,517.2
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,823.5	20.7	2,036.3	242.2	(7,844.4)	278.3
Property and equipment, net	26.9	—	159.7	500.9	—	687.5
Intangible assets, net	0.2	—	223.3	468.7	—	692.2
Goodwill	—	—	2,029.1	1,692.5	—	3,721.6
Other long-term assets	22.3	—	231.3	115.1	(4.5)	364.2
Total assets	$7,725.5	$43.1	$10,379.5	$6,028.5	$(14,915.6)	$9,261.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18.9	$—	$10.0	$42.9	$—	$71.8
Accounts payable and subcontractors payable, including retentions	4.2	—	382.7	454.8	(38.2)	803.5
Accrued salaries and employee benefits	41.0	—	362.7	155.1	—	558.8
Billings in excess of costs and accrued earnings on contracts	—	—	146.3	143.0	(0.2)	289.1
Intercompany accounts payable	3,165.7	14.7	2,793.4	1,043.9	(7,017.7)	—
Short-term intercompany notes payable	14.3	—	20.0	21.6	(55.9)	—
Other current liabilities	59.5	8.6	146.2	78.0	(14.5)	277.8
Total current liabilities	3,303.6	23.3	3,861.3	1,939.3	(7,126.5)	2,001.0
Long-term debt	952.2	699.6	16.9	323.8	—	1,992.5
Deferred tax liabilities	—	—	299.1	85.6	(4.8)	379.9
Self-insurance reserves	—	—	18.3	111.5	—	129.8
Pension and post-retirement benefit obligations	—	—	185.4	115.5	—	300.9
Long-term intercompany notes payable	—	—	561.7	1,265.4	(1,827.1)	—
Other long-term liabilities	2.8	—	197.1	71.1	—	271.0
Total liabilities	4,258.6	722.9	5,139.8	3,912.2	(8,958.4)	5,075.1
URS stockholders' equity	4,044.0	8.0	5,823.5	2,008.7	(7,840.2)	4,044.0
Intercompany notes receivable	(577.1)	(687.8)	(583.8)	(34.3)	1,883.0	—
Total URS stockholders' equity	3,466.9	(679.8)	5,239.7	1,974.4	(5,957.2)	4,044.0
Noncontrolling interests	—	—	—	141.9	—	141.9
Total stockholders' equity	3,466.9	(679.8)	5,239.7	2,116.3	(5,957.2)	4,185.9
Total liabilities and stockholders' equity	$7,725.5	$43.1	$10,379.5	$6,028.5	$(14,915.6)	$9,261.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
	For the Year Ended January 3, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$6,519.7	$4,770.0	$(299.0)	$10,990.7
Cost of revenues	—	—	(6,097.0)	(4,618.0)	299.0	(10,416.0)
General and administrative expenses	(79.5)	—	—	2.0	—	(77.5)
Equity in income (loss) in subsidiaries	220.2	31.4	43.7	(20.5)	(274.8)	—
Equity in income of unconsolidated joint ventures	—	—	9.4	84.2	—	93.6
Intercompany royalty and general and administrative charges	145.6	—	(119.8)	(25.8)	—	—
Operating income (loss)	286.3	31.4	356.0	191.9	(274.8)	590.8
Interest expense	(33.8)	(36.5)	(0.9)	(14.9)	—	(86.1)
Intercompany interest income	10.1	3.7	36.9	1.5	(52.2)	—
Intercompany interest expense	(1.2)	—	(10.3)	(40.7)	52.2	—
Other income (expenses)	—	—	—	(7.7)	—	(7.7)
Income (loss) before income taxes	261.4	(1.4)	381.7	130.1	(274.8)	497.0
Income tax benefit (expense)	(14.2)	12.3	(161.5)	(4.3)	—	(167.7)
Net income (loss) including noncontrolling interests	247.2	10.9	220.2	125.8	(274.8)	329.3
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(82.1)	—	(82.1)
Net income (loss) attributable to URS	$247.2	$10.9	$220.2	$43.7	$(274.8)	$247.2
Comprehensive income (loss) attributable to URS	$160.1	$11.0	$158.6	$(75.4)	$(94.2)	$160.1

	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$6,713.8	$4,420.9	$(162.2)	$10,972.5
Cost of revenues	—	—	(6,305.0)	(4,151.7)	162.2	(10,294.5)
General and administrative expenses	(83.2)	—	—	(0.4)	—	(83.6)
Acquisition-related expenses	(6.7)	—	—	(9.4)	—	(16.1)
Equity in income (loss) in subsidiaries	297.8	20.7	149.6	(12.7)	(455.4)	—
Equity in income of unconsolidated joint ventures	—	—	21.5	86.1	—	107.6
Intercompany royalty and general and administrative charges	140.6	—	(122.3)	(18.3)	—	—
Operating income (loss)	348.5	20.7	457.6	314.5	(455.4)	685.9
Interest expense	(36.2)	(22.9)	(0.8)	(10.8)	—	(70.7)
Intercompany interest income	7.8	2.6	23.0	2.0	(35.4)	—
Intercompany interest expense	(1.4)	—	(7.3)	(26.7)	35.4	—
Other income (expenses)	(0.3)	—	—	0.8	—	0.5
Income (loss) before income taxes	318.4	0.4	472.5	279.8	(455.4)	615.7
Income tax benefit (expense)	(7.8)	7.6	(174.7)	(15.0)	—	(189.9)
Net income (loss) including noncontrolling interests	310.6	8.0	297.8	264.8	(455.4)	425.8
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(115.2)	—	(115.2)
Net income (loss) attributable to URS	$310.6	$8.0	$297.8	$149.6	$(455.4)	$310.6
Comprehensive income (loss) attributable to URS	$308.2	$8.0	$282.5	$170.8	$(461.3)	$308.2

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended January 3, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash from operating activities	$170.0	$(19.4)	$431.6	$80.0	$(48.0)	$614.2
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	4.8	58.9	—	63.7
Investments in unconsolidated joint ventures	—	—	(0.2)	—	—	(0.2)
Changes in restricted cash	—	—	—	4.3	—	4.3
Capital expenditures, less equipment purchased through capital leases and equipment notes	(8.3)	—	(30.4)	(42.3)	—	(81.0)
Investment in intercompany notes receivable	(150.5)	—	(17.4)	—	167.9	—
Receipts from intercompany notes receivable	—	31.0	—	—	(31.0)	—
Other intercompany investing activities	930.0	—	902.6	481.9	(2,314.5)	—
Net cash from investing activities	771.2	31.0	859.4	502.8	(2,177.6)	(13.2)
Cash flows from financing activities:
Payments on long-term debt	(50.0)	—	(4.4)	(166.1)	—	(220.5)
Borrowings from revolving line of credit	931.6	—	—	96.6	—	1,028.2
Payments on revolving line of credit	(931.6)	—	—	(192.5)	—	(1,124.1)
Net payments under foreign lines of credit and short-term notes	(16.6)	—	(0.2)	(9.8)	—	(26.6)
Net change in overdrafts	—	—	(50.5)	(6.0)	1.6	(54.9)
Payments on capital lease obligations	(0.9)	—	(4.7)	(12.4)	—	(18.0)
Payments of debt issuance costs and other financing activities	(0.8)	—	—	—	—	(0.8)
Proceeds from employee stock purchases and exercises of stock options	20.2	—	—	—	—	20.2
Distributions to noncontrolling interests	—	—	—	(79.0)	—	(79.0)
Contributions and advances from noncontrolling interests	—	—	—	0.5	—	0.5
Dividends paid	(62.2)	—	—	—	—	(62.2)
Repurchases of common stock	(93.3)	—	—	—	—	(93.3)
Intercompany notes borrowings	—	—	—	167.9	(167.9)	—
Intercompany notes repayments	—	—	—	(31.0)	31.0	—
Other intercompany financing activities	(645.2)	(11.6)	(1,227.2)	(430.5)	2,314.5	—
Net cash from financing activities	(848.8)	(11.6)	(1,287.0)	(662.3)	2,179.2	(630.5)
Net change in cash and cash equivalents	92.4	—	4.0	(79.5)	(46.4)	(29.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Cash and cash equivalents at beginning of period	14.4	—	16.3	285.4	(1.6)	314.5
Cash and cash equivalents at end of period	$106.8	$—	$20.3	$204.6	$(48.0)	$283.7

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 28, 2012
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash from operating activities	$31.2	$1.6	$23.4	$297.3	$76.7	$430.2
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	—	(1,345.7)	—	(1,345.7)
Proceeds from disposal of property and equipment	—	—	—	25.3	—	25.3
Payments in settlement of foreign currency forward contracts	(1,260.6)	—	—	—	—	(1,260.6)
Receipts in settlement of foreign currency forward contracts	1,260.3	—	—	—	—	1,260.3
Investments in unconsolidated joint ventures	—	—	(4.3)	(0.1)	—	(4.4)
Changes in restricted cash	—	—	—	3.9	—	3.9
Capital expenditures, less equipment purchased through capital leases and equipment notes	(11.4)	—	(34.6)	(79.4)	—	(125.4)
Dividends received	—	—	0.1	—	(0.1)	—
Investments in intercompany notes receivable	(570.4)	(800.0)	(555.0)	—	1,925.4	—
Receipts from intercompany notes receivable	97.8	113.1	—	30.0	(240.9)	—
Other intercompany investing activities	1,161.0	(14.3)	1,435.2	270.6	(2,852.5)	—
Net cash from investing activities	676.7	(701.2)	841.4	(1,095.4)	(1,168.1)	(1,446.6)
Cash flows from financing activities:
Borrowings from long-term debt	299.3	800.0	—	—	(100.4)	998.9
Payments on long-term debt	(30.0)	(100.4)	(5.7)	(2.3)	100.4	(38.0)
Borrowings from revolving line of credit	560.0	—	—	101.6	—	661.6
Payments on revolving line of credit	(583.6)	—	—	—	—	(583.6)
Net payments under foreign lines of credit and short-term notes	(0.8)	—	(0.2)	(19.5)	—	(20.5)
Net change in overdrafts	—	—	50.1	6.0	(1.6)	54.5
Payments on capital lease obligations	(0.8)	—	(4.9)	(8.9)	—	(14.6)
Payments of debt issuance costs and other financing activities	(8.7)	—	—	—	—	(8.7)
Proceeds from employee stock purchases and exercises of stock options	8.9	—	—	—	—	8.9
Distributions to noncontrolling interests	—	—	—	(83.8)	—	(83.8)
Contributions and advances from noncontrolling interests	—	—	—	2.3	—	2.3
Dividends paid	(44.7)	—	—	(0.1)	0.1	(44.7)
Repurchases of common stock	(40.0)	—	—	—	—	(40.0)
Intercompany notes borrowings	—	—	555.0	1,370.4	(1,925.4)	—
Intercompany notes repayments	(30.0)	—	—	(210.9)	240.9	—
Other intercompany financing activities	(1,017.0)	—	(1,467.2)	(368.3)	2,852.5	—
Net cash from financing activities	(887.4)	699.6	(872.9)	786.5	1,166.5	892.3
Net change in cash and cash equivalents	(179.5)	—	(8.1)	(11.6)	75.1	(124.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2.6	—	2.6
Cash and cash equivalents at beginning of period	193.9	—	24.4	294.4	(76.7)	436.0
Cash and cash equivalents at end of period	$14.4	$—	$16.3	$285.4	$(1.6)	$314.5

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 30, 2011
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net cash from operating activities	$(132.1)	$—	$478.2	$236.5	$(76.7)	$505.9
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	—	(298.4)	16.3	—	(282.1)
Proceeds from disposal of property and equipment	—	—	3.8	10.3	—	14.1
Investments in unconsolidated joint ventures	—	—	(19.5)	(0.1)	—	(19.6)
Changes in restricted cash	—	—	—	7.0	—	7.0
Capital expenditures, less equipment purchased through capital leases and equipment notes	(8.6)	—	(49.3)	(9.6)	—	(67.5)
Dividends received	—	—	18.1	—	(18.1)	—
Investments in intercompany notes receivable	(26.0)	—	—	(44.9)	70.9	—
Other intercompany investing activities	60.3	—	(317.1)	(419.0)	675.8	—
Net cash from investing activities	25.7	—	(662.4)	(440.0)	728.6	(348.1)
Cash flows from financing activities:
Borrowings from long-term debt	700.0	—	—	—	—	700.0
Payments on long-term debt	(625.0)	—	(7.3)	(0.3)	—	(632.6)
Borrowings from revolving line of credit	138.6	—	—	—	—	138.6
Payments on revolving line of credit	(115.7)	—	—	—	—	(115.7)
Net payments under foreign lines of credit and short-term notes	(0.6)	—	(1.4)	(14.4)	—	(16.4)
Net change in overdrafts	—	—	(97.2)	0.4	78.8	(18.0)
Payments on capital lease obligations	(0.5)	—	(6.1)	(4.3)	—	(10.9)
Payments of debt issuance costs and other financing activities	(3.1)	—	—	—	—	(3.1)
Proceeds from employee stock purchases and exercises of stock options	11.7	—	—	—	—	11.7
Distributions to noncontrolling interests	—	—	—	(111.7)	—	(111.7)
Contributions and advances from noncontrolling interests	—	—	(0.2)	6.8	—	6.6
Dividends paid	—	—	—	(18.1)	18.1	—
Repurchases of common stock	(242.8)	—	—	—	—	(242.8)
Intercompany notes borrowings	44.2	—	0.7	26.0	(70.9)	—
Other intercompany financing activities	8.5	—	292.1	375.2	(675.8)	—
Net cash from financing activities	(84.7)	—	180.6	259.6	(649.8)	(294.3)
Net change in cash and cash equivalents	(191.1)	—	(3.6)	56.1	2.1	(136.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Cash and cash equivalents at beginning of period	385.0	—	28.0	239.6	(78.8)	573.8
Cash and cash equivalents at end of period	$193.9	$—	$24.4	$294.4	$(76.7)	$436.0

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 19.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated balances and reporting period activities, including reclassifications out of accumulated other comprehensive income (loss), are summarized as follows:

(In millions)	Pension and Post-retirement Related Adjustments (1)	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at December 31, 2010	$(46.1)	$9.2	$—	$(36.9)
Amounts reclassified from accumulated other comprehensive income:
Prior service costs (2)	(3.2)	—	—	(3.2)
Actuarial gains (losses) (2)	7.3	—	—	7.3
Total pre-tax amounts reclassified from accumulated other comprehensive income	4.1	—	—	4.1
Tax benefit (expense) (3)	10.7	—	—	10.7
Other comprehensive income before reclassification	(77.5)	(11.2)	—	(88.7)
Net current-period other comprehensive income	(62.7)	(11.2)	—	(73.9)
Balances at December 30, 2011	$(108.8)	$(2.0)	$—	$(110.8)

(1)
For fiscal year 2011, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $80.9 million of net loss arising during the year, $4.1 million of amortization of prior service cost and net loss, and $1.9 million of before-tax effect of changes in foreign currency exchange rates.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension costs, which were recorded in “Cost of revenues” and “General and administrative expenses” in our Consolidated Statements of Operations.  See Note 14, “Employee Retirement and Post-Retirement Benefit Plans,” for more information.

(3)	The tax benefit has been reduced by a valuation allowance of $11.6 million in 2011.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(In millions)	Pension and Post-retirement Related Adjustments (1)	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at December 30, 2011	$(108.8)	$(2.0)	$—	$(110.8)
Amounts reclassified from accumulated other comprehensive income:
Prior service costs (2)	(3.0)	—	—	(3.0)
Actuarial (gains) losses (2)	10.4	—	—	10.4
Reclassification adjustment of prior derivative settlement	—	—	0.1	0.1
Translation adjustment realized upon liquidation of foreign subsidiaries (3)	—	(0.1)	—	(0.1)
Total pre-tax amounts reclassified from accumulated other comprehensive income	7.4	(0.1)	0.1	7.4
Tax benefit (expense) (4)	13.3	—	0.4	13.7
Other comprehensive income before reclassification	(47.3)	24.9	(1.1)	(23.5)
Net current-period other comprehensive income	(26.6)	24.8	(0.6)	(2.4)
Balances at December 28, 2012	$(135.4)	$22.8	$(0.6)	$(113.2)

(1)
For fiscal year 2012, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $45.6 million of net loss arising during the year, $7.4 million of amortization of prior service cost and net loss, and $1.7 million of before-tax effect of changes in foreign currency exchange rates.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension costs, which were recorded in “Cost of revenues” and “General and administrative expenses” in our Consolidated Statements of Operations.  See Note 14, “Employee Retirement and Post-Retirement Benefit Plans,” for more information.

(3)	This accumulated other comprehensive income component is reclassified into “Cost of revenues” in our Condensed Consolidated Statements of Operations.

(4)	The tax benefit has been reduced by a valuation allowance of $4.9 million in 2012.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(In millions)	Pension and Post-retirement Related Adjustments (1)	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balances at December 28, 2012	$(135.4)	$22.8	$(0.6)	$(113.2)
Amounts reclassified from accumulated other comprehensive income:
Prior service costs (2)	2.3	—	—	2.3
Actuarial (gains) losses (2)	16.7	—	—	16.7
Reclassification adjustment of prior derivative settlement	—	—	0.1	0.1
Translation adjustment realized upon liquidation of foreign subsidiaries (3)	—	1.9	—	1.9
Total pre-tax amounts reclassified from accumulated other comprehensive income	19.0	1.9	0.1	21.0
Tax benefit (expense) (4)	(24.5)	(0.2)	—	(24.7)
Other comprehensive income before reclassification	(11.5)	(71.9)	—	(83.4)
Net current-period other comprehensive income	(17.0)	(70.2)	0.1	(87.1)
Balances at January 3, 2014	$(152.4)	$(47.4)	$(0.5)	$(200.3)

(1)
For fiscal year 2013, pension and post-retirement-related adjustments, before-tax, in other comprehensive income included $5.5 million of net loss arising during the year, $19.0 million of amortization of prior service cost and net loss, and $3.6 million of before-tax effect of changes in foreign currency exchange rates.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension costs, which were recorded in “Cost of revenues” and “General and administrative expenses” in our Consolidated Statements of Operations.  See Note 14, “Employee Retirement and Post-Retirement Benefit Plans,” for more information.

(3)	This accumulated other comprehensive income component is reclassified into “Cost of revenues” in our Consolidated Statements of Operations.

(4)	The tax benefit has been reduced by a valuation allowance of $17.9 million in 2013.

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

(In millions)	Balance at the Beginning of the Period	Additions (Charged to Bad Debt Expense)	Additions (Charged to Other Accounts) (1)	Deductions (2)	Other (3)	Balance at the End of the Period

Year ended January 3, 2014
Receivable allowances	$69.7	$7.4	$7.7	$(19.7)	$—	$65.1
Deferred income tax valuation allowance	$137.6	$—	$12.7	$(23.2)	$17.9	$145.0

Year ended December 28, 2012
Receivable allowances	$43.1	$6.6	$27.4	$(7.4)	$—	$69.7
Deferred income tax valuation allowance	$124.0	$—	$12.3	$(14.7)	$16.0	$137.6

Year ended December 30, 2011
Receivable allowances	$42.8	$2.8	$16.1	$(18.6)	$—	$43.1
Deferred income tax valuation allowance	$104.2	$—	$23.5	$(15.3)	$11.6	$124.0

(1)	These additions were primarily charged to revenues or income tax expense.

(2)	Deductions to the deferred income tax valuation allowance were primarily attributed to foreign and state NOL expirations, change in tax rates and the use of federal and state NOLs.

(3)
Other adjustments to the deferred income tax valuation allowance during the year ended December 28, 2012 were attributable to acquired deferred taxes through the Flint acquisition and items charged to other comprehensive income.  For the years ended January 3, 2014 and December 30, 2011, other adjustments to the deferred income tax valuation allowance were charged to other comprehensive income.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for the years ended January 3, 2014 and December 28, 2012.  The selected quarterly financial data presented below should be read in conjunction with the rest of the information in this report.

	2013 Quarters Ended
(In millions, except per share data)	March 29	June 28	September 27	January 3

Revenues	$2,802.5	$2,792.0	$2,735.5	$2,660.7
Cost of revenues	(2,651.3)	(2,641.6)	(2,559.0)	(2,564.1)
Operating income	152.6	145.4	179.3	113.5
Other income (expense) (1)	(2.5)	(3.3)	1.6	(3.5)
Income tax expense (2)	(42.2)	(38.9)	(42.3)	(44.3)
Net income including noncontrolling interests	86.8	81.7	115.4	45.4
Noncontrolling interests in income of consolidated subsidiaries	(14.9)	(14.4)	(26.6)	(26.2)
Net income attributable to URS	71.9	67.3	88.8	19.2

Earnings per share:
Basic	$0.97	$0.91	$1.21	$0.26
Diluted	$0.96	$0.91	$1.20	$0.26
Weighted-average shares outstanding:
Basic	74.4	73.8	73.6	73.6
Diluted	74.9	74.0	73.9	74.2

	2012 Quarters Ended
(In millions, except per share data)	March 30	June 29	September 28	December 28

Revenues	$2,361.5	$2,690.7	$2,947.6	$2,972.7
Cost of revenues	(2,203.2)	(2,527.5)	(2,753.3)	(2,810.5)
Acquisition-related expenses (3)	(5.6)	(11.3)	0.8	—
Operating income	161.4	149.5	203.6	171.4
Other income (expense) (1)	2.5	(9.2)	10.8	(3.6)
Income tax expense	(48.6)	(40.5)	(66.1)	(34.7)
Net income including noncontrolling interests	105.5	79.1	127.8	113.4
Noncontrolling interests in income of consolidated subsidiaries	(25.8)	(25.5)	(21.1)	(42.8)
Net income attributable to URS	79.7	53.6	106.7	70.6

Earnings per share:
Basic	$1.08	$0.72	$1.43	$0.95
Diluted	$1.07	$0.72	$1.43	$0.95
Weighted-average shares outstanding:
Basic	74.0	74.2	74.5	74.5
Diluted	74.3	74.6	74.6	74.6

(1)
During fiscal 2013, “Other income (expenses)” represents foreign currency gains (losses) recognized on intercompany financing arrangements.  During fiscal 2012, “Other income (expenses)” represents foreign currency gains (losses) recognized on intercompany financing arrangements and foreign currency forward contracts.  See further discussion in Note 11, “Indebtedness.”

(2)
During the fourth quarter of 2013, we recorded income tax expense of $10.0 million related to prior quarters.  This included U.S. tax on the sale of Canadian properties of $6.4 million and dividends from a Canadian joint venture of $3.6 million.  This amount recorded in the fourth quarter was not material to prior quarters and, accordingly, the prior quarters have not been revised.  On an after-tax basis, these items resulted in decreases to net income and diluted EPS of $10.0 million and $0.15, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	For the year ended December 28, 2012, we recorded acquisition-related expenses in connection with our acquisition of Flint. See further discussion in Note 8, “Acquisitions.”

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our CEO and CFO, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our CEO and CFO have concluded that our disclosure controls and procedures were effective as of January 3, 2014, the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in the reports that we filed or submitted to the SEC under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended January 3, 2014, our remediation efforts, disclosed in the section entitled “Remediation Efforts on Previously Identified Material Weakness,” materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the CEO and CFO, assessed our internal control over financial reporting as of January 3, 2014, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of January 3, 2014.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting at January 3, 2014 as stated in their report appearing under Item 8 of this report.

Remediation Efforts on Previously Identified Material Weaknesses

Management previously identified and disclosed a material weakness in our internal control over financial reporting over the proper application of GAAP with respect to our goodwill impairment analysis in that we failed to include in the calculation the fair value of the cash flows attributable to noncontrolling interests of our subsidiaries that are not wholly-owned and to incorporate market participant data in the fair value calculation for one of our reporting units.  The failure to include in the calculation of fair value the cash flows attributable to noncontrolling interests of our subsidiaries that are not wholly-owned resulted in material misstatements and a subsequent restatement of the goodwill impairment charge and income tax expense in our Consolidated Statement of Operations for the year ended December 30, 2011 and in material misstatements and a subsequent restatement of goodwill, long-term deferred tax liabilities and retained earnings in our Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011.

In response to this material weakness, management provided our financial reporting personnel with training and implemented additional review procedures over the goodwill impairment calculation process related to the calculation of fair value of the cash flows attributable to noncontrolling interests of our subsidiaries that are not wholly-owned and incorporated the market participant data in the fair value calculation of our reporting units.  Management tested the implemented controls and found them to be effective, leading management to conclude that this material weakness has been remediated as of January 3, 2014.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information under the captions “Proposal – Election Of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About The Board Of Directors” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders and from Item 1–“Executive Officers of the Registrant” in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Executive Compensation,” “Compensation Committee Interlocks And Insider Participation,” “Proposal – Advisory Vote on Executive Compensation,” “Compensation Committee Report,” (which report shall be deemed to be “furnished” and not “filed” with the SEC) and “Information About The Board Of Directors” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions “Security Ownership Of Certain Beneficial Owners And Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Information regarding our stock-based compensation awards outstanding and available for future grants as of January 3, 2014 is presented in Note 15, “Stockholders' Equity” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information contained under the caption “Certain Relationships And Related Person Transactions” and “Information About The Board of Directors” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information under the captions “Proposal - Ratification Of Selection Of Our Independent Registered Public Accounting Firm,” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Financial Statements and Supplementary Data

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 3, 2014 and December 28, 2012

•	Consolidated Statements of Operations for the year ended January 3, 2014, the year ended December 28, 2012, and the year ended December 30, 2011

•	Consolidated Statements of Comprehensive Income for the year ended January 3, 2014, the year ended December 28, 2012, and the year ended December 30, 2011

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended January 3, 2014, the year ended December 28, 2012, and the year ended December 30, 2011

•	Consolidated Statements of Cash Flows for the year ended January 3, 2014, the year ended December 28, 2012, and the year ended December 30, 2011

•	Notes to Consolidated Financial Statements

(2)	Schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Implementation Agreement between Universe Bidco Limited, URS Corporation and Scott Wilson Group plc., dated as of June 28, 2010.	8-K	2.2	6/29/2010
2.2	Arrangement Agreement between URS Corporation and Flint Energy Services Ltd., dated as of February 20, 2012.	8-K	2.1	2/21/2012
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 20, 2014.				X
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
		8-K	4.1	10/20/2011
4.2	First Amendment to the Credit Agreement dated as of May 23, 2013 among URS Corporation and certain of URS Corporation's subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer and a syndicate of other lenders.	10-Q	4.1	8/6/2013
4.3	Second Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty dated as of December 19, 2013, entered into by and among URS Corporation, certain foreign subsidiaries party thereto as borrowers, certain domestic subsidiaries as guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer and a syndicate of other lenders.	8-K	4.1	12/19/2013
4.4	Indenture, dated March 15, 2012, between URS Corporation, URS Fox U.S. LP, and U.S. Bank National Association.	8-K	4.01	3/20/2012
4.5	First Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association, including the form of the Issuers’ 3.850% Senior Notes due 2017.	8-K	4.02	3/20/2012
4.6	Second Supplemental Indenture, dated March 15, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association, including the form of the Issuers’ 5.000% Senior Notes due 2022.	8-K	4.03	3/20/2012
4.7	Third Supplemental Indenture, dated as of May 14, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.6	5/18/2012

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.8	Fourth Supplemental Indenture, dated as of September 24, 2012, by and among URS Corporation, URS Fox U.S. LP, the additional guarantor parties thereto and U.S. Bank National Association.	8-K	4.2	9/26/2012
4.9	Form of Universe Bidco Limited Loan Note Instrument constituting up to £30,000,000 Floating Range Loan Notes 2015.	8-K	4.1	5/18/2012
4.10	Specimen Common Stock Certificate, filed as an exhibit to our registration statement on Form S-1 or amendments thereto.	S-1	4.1	6/5/1991
10.1*	Employee Stock Purchase Plan of URS Corporation approved as of May 22, 2008.	DEF 14A	Appendix C	4/22/2008
10.2*	URS Corporation Amended and Restated 1999 Equity Incentive Plan, dated as of September 30, 2006.	8-K	10.2	9/13/2006
10.3*	URS Corporation 2008 Equity Incentive Plan, as amended and restated as of May 23, 2013.	DEF 14A	Appendix C	4/15/2013
10.4*	Selected Executive Deferred Compensation Plan of URS Corporation.	S-1	10.3	6/5/1991
10.5*	URS Corporation Restated Incentive Compensation Plan.	8-K	10.1	3/31/2009
10.6*	URS Corporation Restated Incentive Compensation Plan 2013 Plan Year Summary.	8-K	10.1	4/2/2013
10.7*	Description of 2013 Performance Metrics and Target Bonuses.	8-K	N/A	4/2/2013
10.8*	Description of 2013 Base Salary.	8-K	N/A	5/28/2013
10.9*	Non-Executive Directors Stock Grant Plan, as amended.	10-Q	10.1	3/17/1998
10.10*	EG&G Technical Services, Inc. Amended and Restated Employees Retirement Plan.	10-Q	10.3	5/12/2010
10.11*	First Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	11/12/2009
10.12*	Second Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	11/12/2009
10.13*	Third Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	11/12/2009
10.14*	Fourth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.4	5/12/2010
10.15*	Fifth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/12/2010
10.16*	Sixth Amendment to the EG&G Technical Services, Inc. Employees Retirement Plan.	10-Q	10.6	5/12/2010
10.17*	Seventh Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.	10-Q	10.5	5/10/2011
10.18*	Eight Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.	10-K	10.21	2/26/2013
10.19*	Ninth Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.	10-K	10.22	2/26/2013
10.20*	Tenth Amendment to the URS Federal Technical Services, Inc. Employees Retirement Plan.				X
10.21*	Amended and Restated Employment Agreement, between URS Corporation and Martin M. Koffel, dated as of September 5, 2003.	10-K	10.10	1/22/2004
10.22*	First Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.1	12/8/2006

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.23*	Second Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.1	12/10/2008
10.24*	Third Amendment to the Amended and Restated Employment Agreement between URS Corporation and Martin M. Koffel, dated as of December 13, 2011.	8-K	10.1	12/14/2011
10.25*	Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 7, 2006.	8-K	10.3	12/8/2006
10.26*	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.2	12/10/2008
10.27*	Employment Agreement between URS Corporation and Joseph Masters, dated as of September 8, 2000.	10-K	10.14	1/18/2001
10.28*	First Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 11, 2003.	10-K	10.15	1/22/2004
10.29*	Second Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 20, 2004.	10-K	10.17	1/13/2005
10.30*	Fourth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 15, 2005.	8-K	10.1	11/18/2005
10.31*	Fifth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of August 1, 2008.	10-Q	10.6	8/6/2008
10.32*	Sixth Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of November 26, 2012.	10-K	10.34	2/26/2013
10.33*	Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of May 19, 2003.	10-Q	10.1	9/15/2003
10.34*	First Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of August 1, 2008.	10-Q	10.9	8/6/2008
10.35*	Revised Compensatory Arrangement for Reed N. Brimhall.	10-Q	10.3	11/12/2009
10.36*	Second Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of November 28, 2012.	10-K	10.37	2/26/2013
10.37*	Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of January 29, 2004.	10-Q	10.1	3/15/2004
10.38*	First Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of August 1, 2008.	10-Q	10.7	8/6/2008
10.39*	Second Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of November 28, 2012.	10-K	10.40	2/26/2013
10.40*	Amended and Restated Employment Agreement between URS Corporation, a Nevada corporation and Thomas W. Bishop, dated as of June 1, 2011.	10-Q	10.2	8/9/2011
10.41*	First Amendment to Employment Agreement between URS Corporation, a Nevada corporation and Thomas W. Bishop, dated as of November 28, 2012.	10-K	10.42	2/26/2013

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.41*	Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 19, 2004.	8-K	10.1	11/24/2004
10.42*	First Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of August 1, 2008.	10-Q	10.8	8/6/2008
10.43*	Second Amendment to Employment Agreement between EG&G Technical Services, Inc. and Randall A. Wotring, dated as of November 27, 2012.	10-K	10.45	2/26/2013
10.44*	Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of May 31, 2005.	8-K	10.2	5/31/2005
10.45*	First Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of August 1, 2008.	10-Q	10.5	8/6/2008
10.46*	Second Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of November 25, 2012.	10-K	10.48	2/26/2013
10.47*	Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of September 18, 2009.	10-Q	10.1	11/12/2009
10.48*	First Amendment to Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of November 28, 2012.	10-K	10.50	2/26/2013
10.49*	Employment Agreement between Robert W. Zaist and Washington Group International, Inc., dated as of November 8, 2009.	10-Q	10.4	5/10/2011
10.50*	First Amendment to Employment Agreement between Robert W. Zaist and Washington Group International, Inc., dated as of November 28, 2012.	10-K	10.52	2/26/2013
10.51*	Revised Compensatory Arrangement for Robert W. Zaist.	10-Q	10.3	8/9/2011
10.52*	Employment Agreement between William J. (Bill) Lingard and URS Corporation, dated October 1, 2013.	8-K	10.1	10/1/2013
10.53*	Employment Agreement between George Nash and URS E&C Holdings, Inc., dated September 29, 2011.	8-K	10.2	10/1/2013
10.54*	First Amendment to the Employment Agreement between George Nash and URS E&C Holdings, Inc., dated December 14, 2012.	8-K	10.3	10/1/2013
10.55*	Employment Agreement between Flint Energy Services Ltd. and Wayne Shaw.	10-Q	10.1	8/6/2013
10.56*	Flint Energy Services Ltd. Retention Bonus Plan for William Lingard and Wayne Shaw.	10-Q	10.3	8/6/2013
10.57*	Flint Energy Services Ltd. Supplemental Pension Plan Agreement.	10-Q	10.4	8/6/2013
10.58*	Description of Changes in Base Salary and Bonuses.	8-K	N/A	1/23/2014
10.59*	Form of 1999 Equity Incentive Plan Restricted Stock Unit Award Agreement, executed between URS Corporation and Martin M. Koffel for 50,000 shares of deferred restricted stock units, dated as of July 12, 2004.	10-Q	10.3	9/9/2004
10.60*	First Amendment to the July 12, 2004 Restricted Stock Unit Award Agreement between URS Corporation and Martin M. Koffel, dated as of December 10, 2008.	8-K	10.3	12/10/2008
10.61*	2008 Equity Incentive Plan Restricted Stock Award between URS and Martin M. Koffel, dated December 10, 2008.	8-K	10.4	12/10/2008

		Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.62*	Form of Restricted Stock Award Grant Notice and Agreement for Martin M. Koffel under the URS Corporation 2008 Equity Incentive Plan, dated January 2, 2012.	8-K	10.2	12/14/2011
10.63*	Form of 1999 Equity Incentive Plan Nonstatutory Stock Option Agreement and Grant Notice, executed as a separate agreement between URS Corporation and Gary V. Jandegian, dated as of July 12, 2004.	10-Q	10.2	5/10/2005
10.64*	Separation Agreement and General Release between URS Corporation and William J. Lingard, dated as of February 11, 2014.				X
10.65*	Form of 1999 Equity Incentive Plan Restricted Stock Award as of May 25, 2006.	8-K	10.2	5/31/2006
10.66*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	8-K	10.5	12/10/2008
10.67*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	8-K	10.6	12/10/2008
10.68*	Form of 2008 Equity Incentive Plan Restricted Stock Award Grant Notice and Agreement.	10-Q	10.7	11/12/2009
10.69*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement.	10-Q	10.8	11/12/2009
10.70*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement - Time-Based Vesting.	8-K	10.2	4/2/2013
10.71*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement - Time-Based Vesting (Canadian Residents).	8-K	10.3	4/2/2013
10.72*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement - Time- and Performance-Based Vesting.	8-K	10.4	4/2/2013
10.73*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement - Time- and Performance-Based Vesting (Canadian Residents).	8-K	10.5	4/2/2013
10.74*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement - Transition Award.	8-K	10.6	4/2/2013
10.75*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement - Transition Award (Canadian Residents).	8-K	10.7	4/2/2013
10.76*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement - Time- and Performance-Based Vesting.	8-K	10.1	11/22/2013
10.77*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Agreement - Time- and Performance-Based Vesting (Canadian Residents).	8-K	10.2	11/22/2013
10.78*	Form of Officer Indemnification Agreement between URS Corporation and each of Thomas W. Bishop, Reed N. Brimhall, Susan B. Kilgannon, Gary V. Jandegian, Joseph Masters, George L. Nash, Randall A. Wotring and H. Thomas Hicks.	10-Q	10.3	6/14/2004

Incorporated by Reference (Exchange Act Filings Located at File No. 001-07567)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.79*	Form of Director Indemnification Agreement between URS Corporation and each of Mickey P. Foret, Senator William H. Frist, Lydia H. Kennard, Donald R. Knauss, Martin M. Koffel, Timothy McLevish, General Joseph W. Ralston, USAF (Ret.), John D. Roach, Douglas W. Stotlar, and William P. Sullivan.	10-Q	10.4	6/14/2004
10.80*	Description of URS Corporation tax gross-up policy.	8-K	N/A	4/29/2009
10.81*	URS Energy & Construction Holdings, Inc. Restoration Plan.	10-K	10.58	2/28/2011
21.1	Subsidiaries of URS Corporation				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of attorney of URS Corporation's directors and officers.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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

URS Corporation
(Registrant)

Dated: March 3, 2014	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Martin M. Koffel*	Chairman of the Board of Directors and Chief Executive Officer	March 3, 2014
Martin M. Koffel

/s/ H. Thomas Hicks	Chief Financial Officer	March 3, 2014
H. Thomas Hicks

/s/ Reed N. Brimhall	Vice President and Chief Accounting Officer	March 3, 2014
Reed N. Brimhall

/s/ Mickey P. Foret*	Director	March 3, 2014
Mickey P. Foret

/s/ William H. Frist*	Director	March 3, 2014
William H. Frist

/s/ Lydia H. Kennard*	Director	March 3, 2014
Lydia H. Kennard

/s/ Donald R. Knauss*	Director	March 3, 2014
Donald R. Knauss

/s/ Timothy R. McLevish*	Director	March 3, 2014
Timothy R. McLevish

/s/ Joseph W. Ralston*	Director	March 3, 2014
Joseph W. Ralston

/s/ John D. Roach*	Director	March 3, 2014
John D. Roach

/s/ Douglas W. Stotlar*	Director	March 3, 2014
Douglas W. Stotlar

/s/ William P. Sullivan*	Director	March 3, 2014
William P. Sullivan

Signature	Title	Date

* /s/ H. Thomas Hicks
H. Thomas Hicks (attorney-in-fact)

* /s/ Reed N. Brimhall
Reed N. Brimhall (attorney-in-fact)