Form 10-Q
period 2014-04-04
URS CORP /NEW/
filed 2014-05-13
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2014

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014

Common Stock, $.01 par value	68,965,235

URS CORPORATION AND SUBSIDIARIES

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to our future revenues, services, project awards and business trends; future accounting estimates; conversions of backlog and book of business into future revenues; future accounts receivable and days sales outstanding; future capital allocation priorities including dividend payments, share repurchases, debt pay downs, acquisitions and organic growth opportunities; future retirement plan expenses; future compliance with regulations; future legal proceedings and accruals; future insurance coverage and recoveries; future capital expenditures; future effectiveness of our disclosure and internal controls over financial reporting; and future economic and industry conditions. We believe that our expectations are reasonable and are based on reasonable assumptions, however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements:  declines in the economy or client spending; changes to the federal budget; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; weather conditions; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks and other factors discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 32, in Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014, as well as in other reports subsequently filed from time to time with the United States Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	April 4, 2014	January 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$231	$284
Accounts receivable, including retentions of $126 and $117, respectively	1,377	1,393
Costs and accrued earnings in excess of billings on contracts	1,653	1,521
Less receivable allowances	(54)	(65)
Net accounts receivable	2,976	2,849
Other current assets	245	258
Total current assets	3,452	3,391
Investments in and advances to unconsolidated joint ventures	239	245
Property and equipment, net of accumulated depreciation of $699 and $676, respectively	597	608
Intangible assets, net	541	570
Goodwill	3,693	3,696
Other long-term assets	207	208
Total assets	$8,729	$8,718
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$48	$45
Accounts payable and subcontractors payable, including retentions of $28 and $29, respectively	622	688
Accrued salaries and employee benefits	473	507
Billings in excess of costs and accrued earnings on contracts	241	233
Other current liabilities	336	366
Total current liabilities	1,720	1,839
Long-term debt	2,069	1,667
Deferred tax liabilities	442	444
Self-insurance reserves	126	127
Pension and post-retirement benefit obligations	282	286
Other long-term liabilities	125	128
Total liabilities	4,764	4,491
Commitments and contingencies (Note 12)
URS stockholders’ equity:
Preferred stock, authorized 3 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200 shares; 89 and 89 shares issued, respectively; and 69 and 75 shares outstanding, respectively	1	1
Treasury stock, 20 and 14 shares at cost, respectively	(854)	(588)
Additional paid-in capital	3,046	3,038
Accumulated other comprehensive loss	(217)	(201)
Retained earnings	1,843	1,831
Total URS stockholders’ equity	3,819	4,081
Noncontrolling interests	146	146
Total stockholders’ equity	3,965	4,227
Total liabilities and stockholders’ equity	$8,729	$8,718

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In millions, except per share data)

	Three Months Ended
	April 4,	March 29,
	2014	2013

Revenues	$2,537	$2,803
Cost of revenues	(2,447)	(2,651)
General and administrative expenses	(22)	(23)
Equity in income of unconsolidated joint ventures	19	24
Operating income	87	153
Interest expense	(18)	(21)
Other income (expenses)	(4)	(3)
Income before income taxes	65	129
Income tax expense	(26)	(42)
Net income including noncontrolling interests	39	87
Noncontrolling interests in income of consolidated subsidiaries	(12)	(15)
Net income attributable to URS	$27	$72

Earnings per share (Note 3):
Basic	$0.38	$0.97
Diluted	$0.37	$0.96
Weighted-average shares outstanding (Note 3):
Basic	71.6	74.4
Diluted	72.1	74.9

Cash dividends declared per share (Note 10)	$0.22	$0.21

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended
	April 4,	March 29,
	2014	2013
Comprehensive income:
Net income including noncontrolling interests	$39	$87
Pension and post-retirement related adjustments, net of tax	1	4
Foreign currency translation adjustments, net of tax	(17)	(36)
Comprehensive income	23	55
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(12)	(15)
Comprehensive income attributable to URS	$11	$40

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Three Months Ended
	April 4,	March 29,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$39	$87
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	35	40
Amortization of intangible assets	25	28
Gain on disposal of property and equipment	(1)	(1)
Deferred income taxes	(7)	(7)
Stock-based compensation	6	11
Equity in income of unconsolidated joint ventures	(19)	(24)
Dividends received from unconsolidated joint ventures	19	23
Changes in operating assets, liabilities and other:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	(136)	90
Other current assets	2	4
Other long-term assets	9	(91)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(103)	(130)
Billings in excess of costs and accrued earnings on contracts	7	(15)
Other long-term liabilities	(8)	35
Total adjustments and changes	(171)	(37)
Net cash from operating activities	(132)	50
Cash flows from investing activities:
Proceeds from disposal of property and equipment	4	3
Changes in restricted cash	1	2
Capital expenditures, less equipment purchased through capital leases and equipment notes	(15)	(25)
Net cash from investing activities	(10)	(20)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Continued)
(In millions)

	Three Months Ended
	April 4,	March 29,
	2014	2013
Cash flows from financing activities:
Payments on long-term debt	(2)	(1)
Borrowings from revolving line of credit	496	255
Payments on revolving line of credit	(109)	(235)
Net payments on other indebtedness	(5)	(7)
Net change in overdrafts	2	(31)
Proceeds from employee stock purchases and exercises of stock options	1	6
Distributions to noncontrolling interests	(14)	(15)
Dividends paid	(15)	(15)
Repurchases of common stock	(266)	(45)
Net cash from financing activities	88	(88)
Net change in cash and cash equivalents	(54)	(58)
Effect of foreign exchange rate changes on cash and cash equivalents	1	(8)
Cash and cash equivalents at beginning of period	284	315
Cash and cash equivalents at end of period	$231	$249

Supplemental information:
Interest paid	$28	$6
Taxes paid	$6	$10

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$19	$18
Cash dividends declared but not paid	$18	$16

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.  The results of operations for the three months ended April 4, 2014 are not indicative of the operating results for the full year or for future years.

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

Use of and Changes in Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On an ongoing basis, we review our estimates based on information that is currently available.  Changes in facts and circumstances may cause us to revise our estimates.

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

There were no material changes in estimates during the three months ended April 4, 2014.

During the three months ended March 29, 2013, our results of operations included the recognition of $24 million of performance-based incentive fees from our work managing the chemical demilitarization program.  This change in estimate resulted in an increase of $24 million in operating income, $14 million in net income and $0.19 in diluted earnings per common share (“diluted EPS”) for the three months ended March 29, 2013.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 2. ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

From time to time, the Financial Accounting Standards Board (“FASB”) issues accounting standards updates (each being an “ASU”) to its Accounting Standards Codification (“ASC”), which constitutes the primary source of U.S. GAAP.  We regularly monitor ASUs as they are issued and consider their applicability to our business.  All applicable ASUs are adopted by the due date and in the manner prescribed by the FASB.  ASUs adopted during the first quarter of fiscal year 2014 did not have a material impact on our condensed consolidated financial statements.  In addition, we are in the process of evaluating the impact of recently issued ASUs on our condensed consolidated financial statements.

NOTE 3.  EARNINGS PER SHARE

In our computation of diluted EPS, we exclude the potential shares related to nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.  Potential shares related to nonvested restricted stock awards and units that have an anti-dilutive effect were less than half a million shares as of April 4, 2014 and March 29, 2013.

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Three Months Ended
	April 4,	March 29,
(In millions)	2014	2013

Weighted-average shares of common stock outstanding (1)	71.6	74.4
Effect of dilutive restricted stock awards and units and employee stock purchase plan shares	0.5	0.5
Weighted-average shares of common stock outstanding – Diluted	72.1	74.9

(1)	Weighted-average shares of common stock outstanding are net of treasury stock and exclude nonvested restricted stock awards.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 4. ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts (“Unbilled Accounts Receivable”) with the U.S. federal government and with other customers as of April 4, 2014 and January 3, 2014:

	April 4,	January 3,
(In millions)	2014	2014
Accounts receivable:
U.S. federal government	$329	$353
Others	1,048	1,040
Total accounts receivable	$1,377	$1,393
Unbilled Accounts Receivable:
U.S. federal government	$902	$856
Others	881	796
Total	1,783	1,652
Less: Amounts included in Other long-term assets	(130)	(131)
Unbilled Accounts Receivable	$1,653	$1,521

As of April 4, 2014 and January 3, 2014, we had one project with accounts receivable balances of $91 million and $82 million, respectively, relating to an outstanding claim.  See Note 12, “Commitments and Contingencies,” for further discussion regarding the Department of Energy (“DOE”) Deactivation, Demolition, and Removal Project.

NOTE 5.  JOINT VENTURES

We analyze all of our joint ventures and classify them into two groups:

•
Joint ventures that must be consolidated either because they are not variable interest entities (“VIEs”) and we hold the majority voting interest, or because they are VIEs of which we are the primary beneficiary; and

•	Joint ventures that do not need to be consolidated either because they are not VIEs and we do not hold a majority voting interest, or because they are VIEs of which we are not the primary beneficiary.

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the three months ended April 4, 2014.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	April 4,	January 3,
(In millions)	2014	2014
Cash and cash equivalents	$78	$89
Net accounts receivable	208	200
Other current assets	3	3
Noncurrent assets	142	143
Total assets	$431	$435

Accounts and subcontractors payable	$88	$94
Billings in excess of costs and accrued earnings on contracts	8	15
Accrued expenses and other	41	40
Noncurrent liabilities	13	12
Total liabilities	150	161

Total URS equity	135	128
Noncontrolling interests	146	146
Total owners’ equity	281	274
Total liabilities and owners’ equity	$431	$435

Total revenues of the consolidated joint ventures were $221 million and $254 million for the three months ended April 4, 2014 and March 29, 2013, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
April 4, 2014
Current assets	$634
Noncurrent assets	$30
Current liabilities	$423
Noncurrent liabilities	$34

January 3, 2014
Current assets	$616
Noncurrent assets	$37
Current liabilities	$433
Noncurrent liabilities	$7

Three months ended April 4, 2014 (1)
Revenues	$520
Cost of revenues	$(468)
Income from continuing operations before tax	$52
Net income	$47

Three months ended March 29, 2013 (1)
Revenues	$547
Cost of revenues	$(487)
Income from continuing operations before tax	$60
Net income	$56

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the United States.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $19 million and $23 million, respectively, of distributions from unconsolidated joint ventures for the three months ended April 4, 2014 and March 29, 2013.

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

NOTE 6. BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

Billings in excess of costs and accrued earnings on contracts consisted of the following:

	April 4,	January 3,
(In millions)	2014	2014
Billings in excess of costs and accrued earnings on contracts	$196	$193
Project-related legal liabilities and other project-related reserves	41	35
Estimated losses on uncompleted contracts	4	5
Total	$241	$233

NOTE 7.  INDEBTEDNESS

Indebtedness consisted of the following:

	April 4,	January 3,
(In millions)	2014	2014
Term loan, net of debt issuance costs	$602	$602
3.85% Senior Notes (net of discount)	400	400
5.00% Senior Notes (net of discount)	599	599
Revolving line of credit	387	—
Other indebtedness	129	111
Total indebtedness	2,117	1,712
Less:
Current portion of long-term debt	48	45
Long-term debt	$2,069	$1,667

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

2011 Credit Facility

As of both April 4, 2014 and January 3, 2014, the outstanding balance of the term loan under our senior credit facility (“2011 Credit Facility”) was $605 million.  As of April 4, 2014 and January 3, 2014, the interest rates applicable to the term loan were 1.65% and 1.67%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at LIBOR plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of April 4, 2014.

As of both April 4, 2014 and January 3, 2014, the estimated fair market value of the term loan under our 2011 Credit Facility was approximately $603 million.  The carrying value of this term loan on our Condensed Consolidated Balance Sheets as of both April 4, 2014 and January 3, 2014 was $605 million, excluding unamortized issuance costs.  The fair value of our term loan as of April 4, 2014 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan. The fair value of our term loan as of January 3, 2014 was determined to be at par less issuance fees as the agreement was amended on December 19, 2013 (Level 2).

Senior Notes

On March 15, 2012, URS Corporation, the parent company (“Parent”), and URS Fox US LP (“Fox LP”), a 100% owned subsidiary of Parent issued, in a private placement, $400 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  Substantially all of the Senior Notes were exchanged for new Senior Notes registered under the Securities Act of 1933, as amended, as of January 9, 2014 (collectively, the “Senior Notes”).  As of April 4, 2014, the outstanding balance of the Senior Notes was $999 million, net of $1 million of discount.

The Senior Notes are our general unsecured senior obligations and rank equally with our other existing and future unsecured senior indebtedness.  The Senior Notes are fully and unconditionally guaranteed (each a “Guarantee” or, collectively, the “Guarantees”) on a joint-and-several basis by each of our current and future domestic subsidiaries that are guarantors under our 2011 Credit Facility or that are 100% owned domestic obligors or 100% owned domestic guarantors, individually or collectively, under any future indebtedness of our subsidiaries in excess of $100 million (the “Guarantors”).  The Guarantees are the Guarantors’ unsecured senior obligations and rank equally with the Guarantors’ other existing and future unsecured senior indebtedness.

The Guarantee of a Guarantor will, so long as no event of default shall have occurred and be continuing with respect to the Senior Notes, be automatically and unconditionally released and discharged without any action on the part of the trustee or the holders of the Senior Notes:

(a)
with respect to a Guarantor which, individually or together with the Parent’s other domestic subsidiaries, no longer has any indebtedness of borrowed money in excess of $100 million outstanding and no longer guarantees, individually or together with the Parent’s other domestic subsidiaries, any indebtedness in excess of $100 million incurred by the Parent or any of the Parent’s other 100% owned domestic subsidiaries;

(b)
unless the Guarantor is the surviving entity, (i) upon the sale, lease or exchange of all or substantially all of the Guarantor’s assets to any person or entity not an affiliate of the Parent or (ii) upon any sale, exchange or transfer, to any person or entity not an affiliate of the Parent, of all of the Parent’s direct and indirect interest in such Guarantor;

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

We were in compliance with the covenants of our Senior Notes as of April 4, 2014.

As of April 4, 2014 and January 3, 2014, the estimated fair market values of the Senior Notes were approximately $997 million and $983 million, respectively.  The carrying value of the Senior Notes on our Condensed Consolidated Balance Sheets as of both April 4, 2014 and January 3, 2014 was $1 billion, excluding unamortized discount.  The fair value of the Senior Notes was derived by taking quoted prices of comparable bonds and making an adjustment to reflect our credit to determine the price of the Senior Notes (Level 2) in the trading market and multiplying it by the outstanding balance of the notes.

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

As of April 4, 2014, we had an outstanding balance of $387 million on our revolving line of credit. We had no outstanding debt balances on our revolving line of credit as of January 3, 2014.  As of April 4, 2014, we had issued $95 million of letters of credit, leaving $518 million available under our revolving credit facility.

Other Indebtedness

Our other indebtedness included notes payable and capital leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment, five-year loan notes, and foreign lines of credit.  As of April 4, 2014 and January 3, 2014, we maintained several credit lines with an aggregate borrowing capacity of $48 million and $51 million, respectively, and had remaining borrowing capacity of $45 million and $49 million, respectively.

NOTE 8. INCOME TAXES

Our effective income tax rate for the three months ended April 4, 2014 increased to 39.3% from 32.7% for the three months ended March 29, 2013. The higher rate was attributable to losses incurred in some international entities, primarily Canada, that were non-deductible for income tax purposes.  A portion of these losses were discrete to the first quarter of 2014.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 9. EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to our defined benefit plans for the three months ended April 4, 2014 and March 29, 2013 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	April 4,	March 29,	April 4,	March 29,
(In millions)	2014	2013	2014	2013
Service cost	$2	$2	$—	$—
Interest cost	5	5	6	6
Expected return on plan assets	(6)	(5)	(6)	(6)
Amortization of:
Net loss	2	4	—	—
Net periodic pension costs	$3	$6	$—	$—

During the three months ended April 4, 2014, we made cash contributions, including employer-directed benefit payments, of $7 million to our domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $41 million for the remainder of our 2014 fiscal year.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 10. STOCKHOLDERS' EQUITY

Dividend Program

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 28, 2014	$0.22	March 21, 2014	$16	April 11, 2014
May 9, 2014	$0.22	June 20, 2014	NA	July 11, 2014

NA = Not available

Equity Incentive Plan

On March 27, 2014, 1.4 million shares of restricted stock awards and units were granted from our 2008 Plan to our executive officers and other employees.  We recognize stock-based compensation expense for awards with performance conditions if and when it is probable that the performance condition will be achieved.  In the first quarter of 2014, 0.5 million performance-based awards that did not achieve performance requirements were forfeited.

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the three months ended April 4, 2014, is presented below:

	Three Months Ended
	April 4, 2014
		Weighted-
	Shares	Average Grant
	(in millions)	Date Fair Value
Nonvested at January 3, 2014	2.8	$43.66
Granted	1.4	$46.98
Vested	(0.1)	$46.89
Forfeited	(0.6)	$42.84
Nonvested at April 4, 2014	3.5	$44.53

Stock Repurchase Program

For fiscal years 2012 and 2013, the number of shares authorized for repurchase under the repurchase program was 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be repurchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  In February 2014, our Board of Directors approved a modification of our stock repurchase program to allow for the repurchase of up to 12.0 million shares of our common stock in fiscal year 2014.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

The following table summarizes our stock repurchase activities for the three months ended April 4, 2014 and March 29, 2013:

	Three Months Ended
	April 4,	March 29,
(In millions, except average price paid per share)	2014	2013

Common stock repurchase shares	5.7	1.0
Average price paid per share	$46.45	$42.96
Cost of common stock repurchased	$266	$45

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 11. SEGMENT AND RELATED INFORMATION

We operate our business through the following four segments:

•
Our Infrastructure & Environment Division provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to the U.S. federal government, state and local government agencies, and private sector clients in the U.S. and internationally.

•
Our Federal Services Division provides services to a wide variety of U.S. federal government agencies, as well as to national governments in other countries.  This includes program management, planning, design, engineering, systems engineering and technical assistance, construction and construction management, operations and maintenance, management and operations, IT, and decommissioning and closure services.

•
Our Energy & ConstructionDivision provides program management, planning, design, engineering, construction and construction management, operations and maintenance, and decommissioning and closure services to private sector clients as well as federal, state, and local government agencies.

•
Our Oil & Gas Division provides services to oil and gas industry clients throughout the U.S. and Canada.  This includes oilfield services, such as rig transportation and fluid hauling; oil and gas production services, including mechanical, electrical and instrumentation services; pipeline and facility construction; module fabrication; and maintenance services.

These four segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.  The information disclosed in our condensed consolidated financial statements is based on the four segments that compose our current organizational structure.

Effective with the beginning of our fiscal year 2014, we realigned our Global Management and Operations Services Group, which was a component of our Energy & Construction Division in fiscal year 2013, under the operations and management of our Federal Services Division.  The realignment of this group consolidates the majority of our business with U.S. federal government agencies and national governments outside the U.S in our Federal Services Division.  We also realigned a portion of our facility construction, process engineering, and operations and maintenance services to the oil and gas industry among our Oil & Gas, Infrastructure & Environment, and Energy & Construction Divisions.  These changes, which restructured elements of our oil and gas business from an organization based on legacy acquisitions to one based on service, are designed to improve our ability to provide integrated services to our oil and gas clients.  To reflect these realignments, we have revised the prior year amounts to conform to our current year presentation.

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

	Three Months Ended
	April 4,	March 29,
(In millions)	2014	2013
Revenues
Infrastructure & Environment	$850	$898
Federal Services	649	907
Energy & Construction	544	538
Oil & Gas	514	508
Inter-segment, eliminations and other	(20)	(48)
Total revenues	$2,537	$2,803
Equity in income of unconsolidated joint ventures
Infrastructure & Environment	$—	$1
Federal Services	19	21
Energy & Construction	1	2
Oil & Gas	(1)	—
Total equity in income of unconsolidated joint ventures	$19	$24
URS operating income (1)
Infrastructure & Environment	$36	$40
Federal Services	48	104
Energy & Construction	2	8
Oil & Gas	11	9
Corporate (2)	(22)	(23)
Total URS operating income	$75	$138
Operating income
Infrastructure & Environment	$36	$40
Federal Services	57	115
Energy & Construction	5	12
Oil & Gas	11	9
Corporate (2)	(22)	(23)
Total operating income	$87	$153
Depreciation and amortization
Infrastructure & Environment	$12	$13
Federal Services	11	11
Energy & Construction	9	11
Oil & Gas	26	31
Corporate	2	2
Total depreciation and amortization	$60	$68

(1)	We are providing information regarding URS operating income (loss) by segment because management uses this information to assess performance and make decisions about resource allocation.

(2)	Corporate includes expenses related to corporate functions and acquisition-related expenses.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Reconciliations of URS operating income by segment to segment operating income for the three months ended April 4, 2014 and March 29, 2013 were as follows:

	Three Months Ended April 4, 2014
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income	$36	$48	$2	$11	$(22)	$75
Noncontrolling interests	—	9	3	—	—	12
Operating income	$36	$57	$5	$11	$(22)	$87

	Three Months Ended March 29, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income	$40	$104	$8	$9	$(23)	$138
Noncontrolling interests	—	11	4	—	—	15
Operating income	$40	$115	$12	$9	$(23)	$153

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, were as follows:

	April 4,	January 3,
(In millions)	2014	2014
Infrastructure & Environment	$8	$8
Federal Services	94	95
Energy & Construction	22	21
Oil & Gas	115	121
Total investments in and advances to unconsolidated joint ventures	$239	$245

Infrastructure & Environment	$139	$136
Federal Services	38	39
Energy & Construction	51	53
Oil & Gas	340	351
Corporate	29	29
Total property and equipment, net of accumulated depreciation	$597	$608

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Total assets by segment were as follows:

	April 4,	January 3,
(In millions)	2014	2014

Infrastructure & Environment	$2,122	$2,119
Federal Services	2,765	2,728
Energy & Construction	2,125	2,129
Oil & Gas	1,525	1,485
Corporate	192	257
Total assets (1)	$8,729	$8,718

(1)
Total assets by segments, as of April 4, 2014 and January 3, 2014, include inter-segment transfers of goodwill as a result of the realignment of our businesses.  Approximately $566 million of goodwill related to our Global Management and Operations Services Group was transferred from the Energy & Construction Division to the Federal Services Division.  The realignment of the other businesses did not have a material impact to the transfer of goodwill between segments.

Major Customers and Other

Our largest clients are from our federal market sector.  Within this sector, we have multiple contracts with our two major customers:  the U.S. Army and the DOE.  For the purpose of analyzing revenues from major customers, we do not consider the combination of all federal departments and agencies as one customer.  The different federal agencies manage separate budgets.  As such, reductions in spending by one federal agency do not affect the revenues we could earn from another federal agency.  In addition, the procurement processes for federal agencies are not centralized, and procurement decisions are made separately by each federal agency.  The loss of the federal government, the U.S. Army, or DOE as clients would have a material adverse effect on our business.

Our revenues from the U.S. Army and DOE by division for the three months ended April 4, 2014 and March 29, 2013 are presented below:

	Three Months Ended
	April 4,	March 29,
(In millions, except percentages)	2014	2013
The U.S. Army (1)
Infrastructure & Environment	$33	$33
Federal Services	175	388
Energy & Construction	38	25
Total U.S. Army	$246	$446
Revenues from the U.S. Army as a percentage of our consolidated revenues	10%	16%

DOE
Infrastructure & Environment	$1	$1
Federal Services	185	211
Energy & Construction	1	—
Total DOE	$187	$212
Revenues from DOE as a percentage of our consolidated revenues	7%	8%

Revenues from the federal market sector as a percentage of our consolidated revenues	30%	38%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we and our affiliates are subject to various disputes, audits, investigations and legal proceedings.  Additionally, as a government contractor, we are subject to audits, investigations, and claims with respect to our contract performance, pricing, costs, cost allocations, and procurement practices.  The final outcomes of these various matters cannot be predicted or estimated with certainty.  We are including information regarding the following matters:

•
USAID Egyptian Projects:  In March 2003, Washington Group International, Inc., a Delaware company (“WGI Delaware”), our wholly owned subsidiary, was notified by the Department of Justice that the federal government was considering civil litigation against WGI Delaware for potential violations of the U.S. Agency for International Development (“USAID”) source, origin, and nationality regulations in connection with five of WGI Delaware’s USAID-financed host-country projects located in Egypt beginning in the early 1990s.  In November 2004, the federal government filed an action in the United States District Court for the District of Idaho against WGI Delaware, Contrack International, Inc., and MISR Sons Development S.A.E., an Egyptian construction company, asserting violations under the Federal False Claims Act, the Federal Foreign Assistance Act of 1961, as well as common law theories of payment by mistake and unjust enrichment.  The federal government seeks damages and civil penalties (including doubling and trebling of damages) for violations of the statutes as well as a refund of the approximately $373 million paid to WGI Delaware under the specified contracts.  WGI Delaware has denied any liability in the action and contests the federal government’s damage allegations and its entitlement to recovery.  All USAID projects under the contracts have been completed and are fully operational.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

•
New Orleans Levee Failure Class Action Litigation:  From July 1999 through May 2005, Washington Group International, Inc., an Ohio company (“WGI Ohio”), a wholly owned subsidiary acquired by us on November 15, 2007, performed demolition, site preparation, and environmental remediation services for the U.S. Army Corps of Engineers on the east bank of the Inner Harbor Navigation Canal (the “Industrial Canal”) in New Orleans, Louisiana.  On August 29, 2005, Hurricane Katrina devastated New Orleans.  The storm surge created by the hurricane overtopped the Industrial Canal levee and floodwall, flooding the Lower Ninth Ward and other parts of the city.  Fifty-nine personal injury and property damage class action lawsuits were filed in Louisiana State and federal court against several defendants, including WGI Ohio, seeking $200 billion in damages plus attorneys’ fees and costs.  Plaintiffs are residents and property owners who claim to have incurred damages from the breach and failure of the hurricane protection levees and floodwalls in the wake of Hurricane Katrina.

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

WGI Ohio filed a motion for summary judgment, seeking dismissal on grounds that government contractors are immune from liability.  On December 15, 2008, the District Court granted WGI Ohio’s motion for summary judgment, but several plaintiffs appealed that decision to the United States Fifth Circuit Court of Appeals on April 27, 2009.  On September 14, 2010, the Court of Appeals reversed the District Court’s summary judgment decision and WGI Ohio’s dismissal, and remanded the case back to the District Court for further litigation.  On August 1, 2011, the District Court decided that the government contractor immunity defense would not be available to WGI Ohio at trial, but would be an issue for appeal.  Five of the cases were tried in District Court from September 12, 2012 through October 3, 2012.  On April 12, 2013, the District Court ruled in favor of WGI Ohio and the Army Corps of Engineers, finding that the five plaintiffs failed to prove that WGI Ohio’s or the Army Corps of Engineers’ actions caused the failure of the Industrial Canal floodwall during Hurricane Katrina.  On July 1, 2013, WGI Ohio filed a motion for summary judgment in District Court to dismiss all other related cases as a result of the District Court’s April 2013 decision.  On December 20, 2013, the District Court dismissed the majority of the lawsuits and the remainder of the outstanding claims is being transferred to the District Court for final judgment of dismissal.

WGI Ohio intends to continue to defend these matters vigorously until all claims are dismissed; however, WGI Ohio cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matters cannot be determined at this time primarily due to the likelihood of an appeal; uncertainty concerning legal theories and factual bases that plaintiffs may present and their resolution by courts or regulators; and uncertainty about the plaintiffs’ claims, if any, that might survive certain key motions of our affiliate, as well as a number of additional factors.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

•
DOE Deactivation, Demolition, and Removal Project:  WGI Ohio executed a cost-reimbursable task order with the DOE in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues.  In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk.  The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $106 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $106 million to $146 million, and requires WGI Ohio to pay all project costs exceeding $146 million.  In addition, in September 2011, WGI Ohio voluntarily paid a civil penalty related to the contamination incident.  Through April 4, 2014, WGI Ohio has incurred total project costs of $271 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene, WGI Ohio has been required to perform work outside the scope of the Task Order Modification.  In April 2013, WGI Ohio submitted claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $118 million in unfunded requests for equitable adjustments (“REAs”), including additional fees on expanded work scope.  Through April 4, 2014, the DOE has approved one of the REAs for $1 million and has authorized $32 million of additional funding primarily related to the hurricane-caused impacts.  As of April 4, 2014, WGI Ohio has recorded $91 million in accounts receivable for project costs incurred to date in excess of the DOE contracted amount that may not be collected unless and until the claims are favorably resolved.  In addition, due to continuing delays and disagreements about the responsibilities for the scope of the remaining project completion costs, WGI Ohio is unable to determine its portion of the remaining project completion costs, which may exceed $300 million.

WGI Ohio can provide no certainty that it will recover the $118 million in submitted DOE claims and fees incurred through April 2013 related to REAs, hurricane-caused work or other directed changes, as well as any other project costs after April 2013 that WGI Ohio is obligated to incur including the remaining project completion costs, which could negatively impact our future results of operations.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

•
Bolivian Mine Services Agreement:  In 2009, a mine service agreement performed by our wholly owned subsidiary, Washington Group Bolivia, was unilaterally terminated for convenience by the mine owner.  The mine owner disputed the fair market value of mining equipment it was required to repurchase under the terms of the mine services agreement.  Subsequently, on November 16, 2010, Washington Group Bolivia received a formal claim asserting breaches of contractual obligations and warranties, including the failure to adhere to the requisite professional standard of care while performing the mine services agreement.  On June 17, 2011, Washington Group Bolivia received a formal demand for arbitration pursuant to the Rules of Arbitration of the International Chamber of Commerce (“ICC”) asserting claims up to $53 million.  Washington Group Bolivia brought a $50 million counterclaim on August 3, 2012 against the mine owner asserting claims of wrongful termination and lost productivity.  Arbitration on the mine owner’s claims and Washington Group Bolivia’s counterclaims commenced before the ICC.  In the course of the arbitration proceedings, the mine owner reduced its claims to approximately $32 million, while Washington Group Bolivia refined its counterclaim amount to not more than $63 million.  On August 9, 2013, an $11 million ICC arbitration tribunal award was issued against Washington Group Bolivia and, on September 5, 2013, the mine owner petitioned the United States District Court of Colorado to confirm the ICC arbitration award.  On October 1, 2013, Washington Group Bolivia filed a cross motion to partially vacate the ICC arbitration award in the District Court of Colorado.  On February 3, 2014, the District Court of Colorado entered judgment confirming the ICC arbitration award and denied Washington Group Bolivia’s motion to partially vacate the award.  Washington Group Bolivia has paid the award, and a satisfaction of judgment was filed by the mine owner with the Court on February 25, 2014.

We have accrued an estimated probable loss of $11 million related to this matter; however, we expect the loss to be recoverable under our insurance program.

•
Canadian Pipeline Contract:  In January 2010, a pipeline owner filed an action in the Court of Queen’s Bench of Alberta, Canada against Flint Energy Services Ltd. (“Flint”), a company we acquired in May 2012, as well as against a number of other defendants, alleging that the defendants negligently provided pipe coating and insulation system services, engineering, design services, construction services, and other work, causing damage to and abandonment of the line.  The pipeline owner alleges it has suffered approximately C$85 million in damages in connection with the abandonment and replacement of the pipeline.  Flint was the construction contractor on the pipeline project.  Other defendants were responsible for engineering and design-services and for specifying and providing the actual pipe, insulation and coating materials used in the line.  In January 2011, the pipeline owner served a Statement of Claim on Flint and, in September 2011, Flint filed a Statement of Defense denying that the damages to the coating system of the pipeline were caused by any negligence or breach of contract of Flint.  Flint believes the damages were caused or contributed to by the negligence of one or more of the co-defendants and/or by the negligent operation of the pipeline owner.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Insurance

Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, marine property and liability, aviation liability, management liability, and contractor’s pollution liability (in addition to other policies for specific projects).  We have also elected to retain a portion of the losses that occur through the use of various deductibles, limits, and self-insured retentions under our insurance programs.  In addition, our insurance policies contain exclusions and sublimits that insurance providers may use to deny or restrict coverage.  Excess liability, contractor’s pollution liability, and professional liability insurance policies provide coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  Thus, if we do not continue to maintain these policies, we will have no coverage for claims made after the termination date even for claims based on events that occurred during the term of coverage.  While we intend to maintain these policies, we may be unable to maintain existing coverage levels.

Guarantee Obligations and Commitments

As of April 4, 2014, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.

As of April 4, 2014, we had $48 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On March 15, 2012, the Parent and Fox LP issued the Senior Notes.  See Note 7, “Indebtedness,” for more information.

Consistent with the arrangement between Parent and Fox LP, $299 million and $700 million of the Senior Notes are included in the liabilities of Parent and Fox LP, respectively, as of both April 4, 2014 and January 3, 2014.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following is our condensed consolidating financial information, segregating the issuers, guarantor subsidiaries and non-guarantor subsidiaries, as of April 4, 2014 and January 3, 2014, and for the three months ended April 4, 2014 and March 29, 2013.

	CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED
	As of April 4, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$61	$—	$37	$190	$(57)	$231
Accounts receivable, including retentions	—	—	744	641	(8)	1,377
Costs and accrued earnings in excess of billings on contracts	—	—	1,051	607	(5)	1,653
Less receivable allowances	—	—	(23)	(31)	—	(54)
Net accounts receivable	—	—	1,772	1,217	(13)	2,976
Intercompany accounts receivable	315	22	2,120	425	(2,882)	—
Other current assets	25	—	131	114	(25)	245
Total current assets	401	22	4,060	1,946	(2,977)	3,452
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,490	60	1,454	179	(6,944)	239
Property and equipment, net	29	—	167	401	—	597
Intangible assets, net	—	—	218	323	—	541
Goodwill	—	—	2,230	1,463	—	3,693
Other long-term assets	18	—	106	86	(3)	207
Total assets	$5,938	$82	$8,235	$4,398	$(9,924)	$8,729
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3	$—	$18	$27	$—	$48
Accounts payable and subcontractors payable, including retentions	5	—	377	313	(73)	622
Accrued salaries and employee benefits	35	—	289	149	—	473
Billings in excess of costs and accrued earnings on contracts	—	—	124	117	—	241
Intercompany accounts payable	1,452	—	1,079	351	(2,882)	—
Short-term intercompany notes payable	66	—	21	131	(218)	—
Other current liabilities	58	—	282	18	(22)	336
Total current liabilities	1,619	—	2,190	1,106	(3,195)	1,720
Long-term debt	1,168	700	39	162	—	2,069
Deferred tax liabilities	—	—	371	74	(3)	442
Self-insurance reserves	—	—	11	115	—	126
Pension and post-retirement benefit obligations	—	—	121	161	—	282
Long-term intercompany notes payable	—	—	566	1,256	(1,822)	—
Other long-term liabilities	2	—	90	33	—	125
Total liabilities	2,789	700	3,388	2,907	(5,020)	4,764
URS stockholders' equity	3,819	22	5,490	1,432	(6,944)	3,819
Intercompany notes receivable	(670)	(640)	(643)	(87)	2,040	—
Total URS stockholders' equity	3,149	(618)	4,847	1,345	(4,904)	3,819
Noncontrolling interests	—	—	—	146	—	146
Total stockholders' equity	3,149	(618)	4,847	1,491	(4,904)	3,965
Total liabilities and stockholders' equity	$5,938	$82	$8,235	$4,398	$(9,924)	$8,729

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET - UNAUDITED
	As of January 3, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$107	$—	$20	$205	$(48)	$284
Accounts receivable, including retentions	—	—	815	590	(12)	1,393
Costs and accrued earnings in excess of billings on contracts	—	—	980	547	(6)	1,521
Less receivable allowances	—	—	(30)	(35)	—	(65)
Net accounts receivable	—	—	1,765	1,102	(18)	2,849
Intercompany accounts receivable	440	19	2,439	422	(3,320)	—
Other current assets	42	—	108	118	(10)	258
Total current assets	589	19	4,332	1,847	(3,396)	3,391
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,731	52	1,488	192	(7,218)	245
Property and equipment, net	29	—	166	413	—	608
Intangible assets, net	—	—	229	341	—	570
Goodwill	—	—	2,230	1,466	—	3,696
Other long-term assets	19	—	106	87	(4)	208
Total assets	$6,368	$71	$8,551	$4,346	$(10,618)	$8,718
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$—	$16	$27	$—	$45
Accounts payable and subcontractors payable, including retentions	3	—	421	331	(67)	688
Accrued salaries and employee benefits	34	—	345	128	—	507
Billings in excess of costs and accrued earnings on contracts	—	—	126	107	—	233
Intercompany accounts payable	1,952	—	1,052	316	(3,320)	—
Short-term intercompany notes payable	66	—	21	189	(276)	—
Other current liabilities	50	9	277	40	(10)	366
Total current liabilities	2,107	9	2,258	1,138	(3,673)	1,839
Long-term debt	907	700	28	32	—	1,667
Deferred tax liabilities	—	—	371	76	(3)	444
Self-insurance reserves	—	—	11	116	—	127
Pension and post-retirement benefit obligations	—	—	124	162	—	286
Long-term intercompany notes payable	—	—	564	1,263	(1,827)	—
Other long-term liabilities	3	—	94	31	—	128
Total liabilities	3,017	709	3,450	2,818	(5,503)	4,491
URS stockholders' equity	4,081	19	5,731	1,468	(7,218)	4,081
Intercompany notes receivable	(730)	(657)	(630)	(86)	2,103	—
Total URS stockholders' equity	3,351	(638)	5,101	1,382	(5,115)	4,081
Noncontrolling interests	—	—	—	146	—	146
Total stockholders' equity	3,351	(638)	5,101	1,528	(5,115)	4,227
Total liabilities and stockholders' equity	$6,368	$71	$8,551	$4,346	$(10,618)	$8,718

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Three Months Ended April 4, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,463	$1,136	$(62)	$2,537
Cost of revenues	—	—	(1,397)	(1,112)	62	(2,447)
General and administrative expenses	(23)	—	—	1	—	(22)
Equity in income (loss) in subsidiaries	23	8	(11)	(5)	(15)	—
Equity in income of unconsolidated joint ventures	—	—	2	17	—	19
Intercompany royalty and general and administrative charges	34	—	(25)	(9)	—	—
Operating income (loss)	34	8	32	28	(15)	87
Interest expense	(7)	(9)	—	(2)	—	(18)
Intercompany interest income	2	1	9	1	(13)	—
Intercompany interest expense	(1)	—	(2)	(10)	13	—
Other expenses	—	—	—	(4)	—	(4)
Income (loss) before income taxes	28	—	39	13	(15)	65
Income tax benefit (expense)	(1)	3	(16)	(12)	—	(26)
Net income (loss) including noncontrolling interests	27	3	23	1	(15)	39
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(12)	—	(12)
Net income (loss) attributable to URS	$27	$3	$23	$(11)	$(15)	$27
Comprehensive income (loss) attributable to URS	$11	$3	$9	$(28)	$16	$11

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,723	$1,160	$(80)	$2,803
Cost of revenues	—	—	(1,598)	(1,133)	80	(2,651)
General and administrative expenses	(22)	—	—	(1)	—	(23)
Equity in income (loss) in subsidiaries	66	8	4	(5)	(73)	—
Equity in income of unconsolidated joint ventures	—	—	3	21	—	24
Intercompany royalty and general and administrative charges	37	—	(33)	(4)	—	—
Operating income (loss)	81	8	99	38	(73)	153
Interest expense	(8)	(8)	—	(5)	—	(21)
Intercompany interest income	3	1	9	—	(13)	—
Intercompany interest expense	—	—	(3)	(10)	13	—
Other expenses	—	—	—	(3)	—	(3)
Income (loss) before income taxes	76	1	105	20	(73)	129
Income tax benefit (expense)	(4)	2	(39)	(1)	—	(42)
Net income (loss) including noncontrolling interests	72	3	66	19	(73)	87
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(15)	—	(15)
Net income (loss) attributable to URS	$72	$3	$66	$4	$(73)	$72
Comprehensive income (loss) attributable to URS	$40	$3	$36	$(33)	$(6)	$40

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
	For the Three Months Ended April 4, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$5	$(15)	$(13)	$(100)	$(9)	$(132)
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	—	4	—	4
Changes in restricted cash	—	—	—	1	—	1
Capital expenditures, less equipment purchased through capital leases and equipment notes	(1)	—	(6)	(8)	—	(15)
Other intercompany investing activities	50	17	22	21	(110)	—
Net cash from investing activities	49	17	16	18	(110)	(10)
Cash flows from financing activities:
Payments on long-term debt	—	—	7	(9)	—	(2)
Borrowings from revolving line of credit	360	—	—	136	—	496
Payments on revolving line of credit	(100)	—	—	(9)	—	(109)
Net payments on other indebtedness	(1)	—	5	(9)	—	(5)
Net change in overdrafts	—	—	—	2	—	2
Proceeds from employee stock purchases and exercises of stock options	1	—	—	—	—	1
Distributions to noncontrolling interests	—	—	—	(14)	—	(14)
Dividends paid	(15)	—	—	—	—	(15)
Repurchases of common stock	(266)	—	—	—	—	(266)
Other intercompany financing activities	(79)	(2)	2	(31)	110	—
Net cash from financing activities	(100)	(2)	14	66	110	88
Net change in cash and cash equivalents	(46)	—	17	(16)	(9)	(54)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
Cash and cash equivalents at beginning of period	107	—	20	205	(48)	284
Cash and cash equivalents at end of period	$61	$—	$37	$190	$(57)	$231

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
	For the Three Months Ended March 29, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$26	$—	$46	$(21)	$(1)	$50
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	—	3	—	3
Changes in restricted cash	—	—	—	2	—	2
Capital expenditures, less equipment purchased through capital leases and equipment notes	(2)	—	(7)	(16)	—	(25)
Other intercompany investing activities	80	—	5	(20)	(65)	—
Net cash from investing activities	78	—	(2)	(31)	(65)	(20)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1)	—	—	(1)
Borrowings from revolving line of credit	255	—	—	—	—	255
Payments on revolving line of credit	(195)	—	—	(40)	—	(235)
Net payments on other indebtedness	—	—	(3)	(4)	—	(7)
Net change in overdrafts	—	—	3	3	(37)	(31)
Proceeds from employee stock purchases and exercises of stock options	6	—	—	—	—	6
Distributions to noncontrolling interests	—	—	—	(15)	—	(15)
Dividends paid	(15)	—	—	—	—	(15)
Repurchases of common stock	(45)	—	—	—	—	(45)
Other intercompany financing activities	(75)	—	(47)	57	65	—
Net cash from financing activities	(69)	—	(48)	1	28	(88)
Net change in cash and cash equivalents	35	—	(4)	(51)	(38)	(58)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
Cash and cash equivalents at beginning of period	14	—	17	286	(2)	315
Cash and cash equivalents at end of period	$49	$—	$13	$227	$(40)	$249

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results and the timing of events could differ materially from those expressed or implied in this report.  See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1.  You should read this discussion in conjunction with:  Part II – Item 1A, “Risk Factors,” beginning on page 48; the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements;” and Part I – Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

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

Our strategy is to maintain a balanced portfolio of diversified businesses that serve a variety of markets worldwide.  We believe that this strategy helps to mitigate our exposure to industrial, technological, environmental, financial, economic and political risks that may affect a particular market or geographic region.  Our growth strategy involves both organic growth as well as small add-on acquisitions to complement our technical capabilities or enable us to serve new geographic regions.

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

Effective with the beginning of our fiscal year 2014, we realigned our Global Management and Operations Services Group, which was a component of our Energy & Construction Division in fiscal year 2013, under the operations and management of our Federal Services Division.  The realignment of this group consolidates the majority of our business with U.S. federal government agencies and national governments outside the U.S in our Federal Services Division.  We also realigned a portion of our facility construction, process engineering, and operations and maintenance services to the oil and gas industry among our Oil & Gas, Infrastructure & Environment, and Energy & Construction Divisions.  These changes, which restructured elements of our oil and gas business from an organization based on legacy acquisitions to one based on service are designed to improve our ability to provide integrated services to our oil and gas clients.  To reflect these realignments, we have revised the prior year amounts to conform to our current year presentation.

Market Sectors

The table below summarizes the primary market sectors served by our four divisions for the three months ended April 4, 2014.

Market Sector	Division
	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas
Federal	✓	✓	—	—
Infrastructure	✓	—	✓	—
Oil and Gas	✓	—	✓	✓
Power	✓	—	✓	—
Industrial	✓	—	✓	—

✓	a primary market sector for the division.
—	not a primary market sector for the division.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended April 4, 2014

Consolidated revenues for the three months ended April 4, 2014 were $2.5 billion, a decrease of $266 million, or 9.5%, compared to revenues for the three months ended March 29, 2013.  The decrease reflects a decline in revenues in the federal market sector, resulting from the wind down of four large contracts involving the destruction of chemical weapons at Chemical Demilitarization sites, as well as an overall decline in spending by U.S. federal government agencies.  We also experienced a decline in work in the oil and gas market sector, primarily due to the completion of a large facility construction project in the Canadian oil sands that has not been replaced by a comparable project.  These declines were partially offset by increased activity in the infrastructure and power market sectors, while revenues in the industrial market sector were essentially flat compared to the same period last year.

Net income attributable to URS was $27 million for the three months ended April 4, 2014 compared with net income attributable to URS of $72 million for the three months ended March 29, 2013, a decrease of 62.5%.  In addition to factors described above impacting revenues and operating income, our net income for the three months ended April 4, 2014 was also negatively affected by the higher rate attributable to an increase in losses incurred in certain contracting entities  in foreign jurisdictions, primarily Canada, which, under local tax laws, cannot be offset against income recognized in other entities.

Cash Flows

For the three months ended April 4, 2014, we used $132 million in net cash from operations.  Cash flows from operations decreased by $182 million for the three months ended April 4, 2014 compared with the same period in 2013.  This decrease was primarily due to the timing of billings, collections and advance payments from clients on accounts receivable and the timing of vendor and subcontractor payments.  This decrease was partially offset by the reduction of employee incentive compensation payments.

We borrowed $387 million on our revolving line of credit and used $266 million to repurchase shares of our common stock during the first quarter of 2014.  In addition, we paid $15 million of cash dividends for the three months ended April 4, 2014.

Book of Business

As of both April 4, 2014 and January 3, 2014, our total book of business was $23 billion.

Business Trends

It is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately.  We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions.  However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty.  You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 48 and Part I – Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

In the federal market sector, due to U.S. federal budget cuts, we expect to continue experiencing delays in procurement decisions, project cancellations and reductions in spending on some existing contracts.  The Bipartisan Budget Act of 2013, which was passed in January 2014, establishes discretionary spending levels for the federal government’s 2014 and 2015 fiscal years.  However, if Congress is unable to reach a budget agreement beyond 2015, we could face further government shutdowns and increasing budget cuts as a result of sequestration in the future.  Any significant reduction in federal government spending could reduce the demand for the services we provide to the DOD and other federal agencies, and result in the cancellation or delay of existing projects, as well as potential projects in our book of business.

We have multiple contracts to manage the destruction of chemical agents and weapons at various DOD chemical demilitarization facilities, including at the Umatilla Chemical Depot, the Tooele Chemical Agent Disposal Facility, the Pine Bluff Arsenal, the Anniston Army Depot, the Blue Grass Army Depot and Pueblo Chemical Depot.  Revenues and operating income from the various chemical demilitarization contracts were, collectively, $648 million and $213 million, respectively, for the year ended January 3, 2014 and $89 million and $23 million, respectively, for the quarter ended April 4, 2014.  These amounts primarily reflect accelerated incentive awards at several project facilities as a result of our achievement of early completion milestones.  Because we have met numerous early completion milestones at four of the project facilities, these sites are in the closure phase.  While we expect to continue generating revenues and operating income from these projects in the future, we anticipate that these amounts will decline as the projects approach final completion.  We estimate that revenues and operating income from these projects will decrease by over 50% in 2014 as compared to 2013.

In the infrastructure market sector, as a result of increased tax revenues and improved budgets, many states are moving forward with additional funding for infrastructure improvement programs, although some states continue to experience budget challenges.

In the oil and gas market sector, we may continue to be affected by a slowdown in project activity due to continued low natural gas prices and limited pipeline capacity for oil produced in the Canadian oil sands.

We also expect that stagnant demand for power and lower plant utilization rates will continue to limit spending on the development of new fossil and nuclear plants in the power market sector.  In addition, the shift from the development of coal-fired power generating facilities to natural gas, and challenges to the implementation of new emission control regulations, have resulted, and could continue to result, in lower demand for the air quality control services we provide to utilities.

We have experienced an increase in the number of fixed-price contract opportunities, particularly among clients in the federal, power, infrastructure, and oil and gas market sectors.  There is also an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance that may reduce our profit margins on future federal contracts.  Our public and private sector clients are increasingly using indefinite delivery contracts (“IDCs”) that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.

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

Seasonality

Our revenues typically are lower during the holidays because many of our clients’ employees, as well as our own employees, do not work during these holidays, resulting in fewer billable hours charged to projects and thus, lower revenues recognized.  In addition, our business is affected by seasonal weather conditions that may cause some of our offices and projects to close or reduce activities temporarily.

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

The following tables summarize, by division and market sector, our book of business as of those dates:

(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Total
As of April 4, 2014
Backlog	$3,079	$4,213	$3,392	$494	$11,178
Option years	143	3,932	76	—	4,151
Indefinite delivery contracts	3,002	3,400	136	1,127	7,665
Total book of business	$6,224	$11,545	$3,604	$1,621	$22,994

As of January 3, 2014
Backlog	$2,851	$4,284	$3,705	$462	$11,302
Option years	146	3,734	76	—	3,956
Indefinite delivery contracts	3,081	3,150	131	1,187	7,549
Total book of business	$6,078	$11,168	$3,912	$1,649	$22,807

	April 4,	January 3,
(In millions)	2014	2014
Backlog by market sector:
Federal	$4,820	$4,891
Infrastructure	2,745	2,683
Oil and Gas	1,123	1,102
Power	1,245	1,339
Industrial	1,245	1,287
Total backlog	$11,178	$11,302

CONSOLIDATED REVENUES BY MARKET SECTOR

The Three Months Ended April 4, 2014 Compared with the Three Months Ended March 29, 2013

	Three Months Ended
				Percentage
	April 4,	March 29,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$750	$1,068	$(318)	(29.8%)
Infrastructure	490	436	54	12.4%
Oil and Gas	758	803	(45)	(5.6%)
Power	260	214	46	21.5%
Industrial	279	282	(3)	(1.1%)
Total revenues, net of eliminations	$2,537	$2,803	$(266)	(9.5%)

Consolidated Revenues by Market Sectors

Our consolidated revenues for the three months ended April 4, 2014 were $2.5 billion, a decrease of $266 million, or 9.5%, compared with the three months ended March 29, 2013.  See the discussion of revenues by market sector below for more detail.

Federal

	Three Months Ended
				Percentage
	April 4,	March 29,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$99	$163	$(64)	(39.3%)
Federal Services	647	902	(255)	(28.3%)
Energy & Construction	3	3	—	0.0%
Oil & Gas	1	—	1	—
Federal total	$750	$1,068	$(318)	(29.8%)

Consolidated revenues from our federal market sector for the three months ended April 4, 2014 declined compared with the three months ended March 29, 2013.  Revenues associated with our chemical agent demilitarization program declined from $252 million for the quarter ended March 29, 2013 to $89 million for the quarter ended April 4, 2014.  The decline was primarily due to decreased activity on contracts to manage the destruction of chemical weapons at chemical agent disposal facilities in the U.S.  At many of these facilities, we have completed the destruction of weapons stockpiles and transitioned to the closure phase of these projects, resulting in lower levels of activity.  During the comparable period last year, we also earned incentive award fees for the accelerated completion of this work.

Additionally, our business in this market sector continued to be negatively affected by declines in spending by the U.S. federal government and delays in the award of new contracts.  This resulted in a decline in revenues from the engineering, facility construction, systems engineering, technical assistance, IT, and operations and maintenance services we provide to the DOD and other federal agencies.  Our work providing management and operations services to the DOE also was affected by funding constraints, resulting in decreased activity at some DOE sites we manage.

Infrastructure

	Three Months Ended
				Percentage
	April 4,	March 29,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$423	$383	$40	10.4%
Energy & Construction	67	53	14	26.4%
Infrastructure total	$490	$436	$54	12.4%

Consolidated revenues from our infrastructure market sector for the three months ended April 4, 2014 increased compared with the three months ended March 29, 2013.  Revenues increased from the services we provide to expand and modernize surface transportation and water storage, conveyance and treatment systems, as well as from work repairing infrastructure in the northeastern U.S. that was damaged by Hurricane Sandy.  We also benefited from sustained demand for the planning, design, engineering, and program and construction management services we provide to develop airports, rail networks and mass transit.  In addition, revenues increased from a large dam construction project in Illinois.  These increases were partially offset by a decline in our work modernizing and expanding educational and health care facilities due to the completion of assignments that have not been replaced by similar projects.

Oil and Gas

	Three Months Ended
				Percentage
	April 4,	March 29,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Oil and Gas Market Sector:
Infrastructure & Environment	$106	$114	$(8)	(7.0%)
Energy & Construction	153	191	(38)	(19.9%)
Oil & Gas	499	498	1	0.2%
Oil and Gas total	$758	$803	$(45)	(5.6%)

Consolidated revenues from our oil and gas market sector for the three months ended April 4, 2014 decreased compared with the three months ended March 29, 2013.  The decline was primarily due to the completion of a large construction project in the Canadian oil sands, which generated significant revenues in the first quarter of fiscal year 2013 and has not been replaced by a comparable contract.  We also experienced a modest decline in our work providing oilfield services, including rig moving and fluid hauling, in support of drilling activities and from the engineering and environmental services we provide to oil and gas clients worldwide through Master Services Agreements (“MSAs”).  These declines were partially offset by increased revenues from the production services we provide for mid-sized pipeline and facility construction projects, as well as from a large project to construct a natural gas processing plant in West Virginia.

Power

	Three Months Ended
				Percentage
	April 4,	March 29,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$55	$40	$15	37.5%
Energy & Construction	199	168	31	18.5%
Oil & Gas	6	6	—	0.0%
Power total	$260	$214	$46	21.5%

Consolidated revenues from our power market sector for the three months ended April 4, 2014 increased compared with the three months ended March 29, 2013.  Revenues increased from our work retrofitting coal-fired power plants with air quality control systems to meet regulatory mandates to reduce emissions.  In the nuclear power market, we experienced an increase in revenues from maintenance and retrofit projects to increase the generating capacity and extend the service life of nuclear power plants, as well as from seismic upgrade and flood control projects to meet post-Fukushima safety requirements issued by the Nuclear Regulatory Commission.  We also benefited from stable demand for the services we provide to expand and modernize transmission and distribution systems.

Industrial

	Three Months Ended
				Percentage
	April 4,	March 29,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$161	$170	$(9)	(5.3%)
Federal Services	1	3	(2)	(66.7%)
Energy & Construction	115	106	9	8.5%
Oil & Gas	2	3	(1)	(33.3%)
Industrial total	$279	$282	$(3)	(1.1%)

Consolidated revenues from our industrial market sector for the three months ended April 4, 2014 were essentially flat compared with the three months ended March 29, 2013.  Revenues increased as a result of the start of work on a new contract to construct a fertilizer plant in Iowa.  Revenues from the engineering and environmental services we provide to industrial clients through MSAs were flat compared to the prior year.  By contrast, revenues declined from our work for mining clients, primarily due to the completion of a contract to operate a phosphate mine in Canada, which was in full production in the comparable period last year, and the wind down of other mining projects.  We also experienced a decrease in revenues from the facilities management services we provide to manufacturing clients, due largely to lower volumes of work on ongoing contracts.

CONSOLIDATED RESULTS

The Three Months Ended April 4, 2014 Compared with the Three Months Ended March 29, 2013

	Three Months Ended
				Percentage
(In millions, except percentages and per share amounts)	April 4,	March 29,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)

Revenues	$2,537	$2,803	$(266)	(9.5%)
Cost of revenues	(2,447)	(2,651)	(204)	(7.7%)
General and administrative expenses	(22)	(23)	(1)	(4.3%)
Equity in income of unconsolidated joint ventures	19	24	(5)	(20.8%)
Operating income	87	153	(66)	(43.1%)
Interest expense	(18)	(21)	(3)	(14.3%)
Other income (expenses)	(4)	(3)	1	33.3%
Income before income taxes	65	129	(64)	(49.6%)
Income tax expense	(26)	(42)	(16)	(38.1%)
Net income including noncontrolling interests	39	87	(48)	(55.2%)
Noncontrolling interests in income of consolidated subsidiaries	(12)	(15)	(3)	(20.0%)
Net income attributable to URS	$27	$72	$(45)	(62.5%)

Diluted earnings per share	$0.37	$0.96	$(0.59)	(61.5%)

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Eliminations	Total
Three months ended

April 4, 2014	$850	$649	$544	$514	$(20)	$2,537
March 29, 2013	898	907	538	508	(48)	2,803
Increase (decrease)	(48)	(258)	6	6	(28)	(266)
Percentage increase (decrease)	(5.3%)	(28.4%)	1.1%	1.2%	(58.3%)	(9.5%)

The revenues reported are presented prior to the elimination of inter-segment transactions.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues decreased during the quarter ended April 4, 2014 compared to the quarter ended March 29, 2013.  The decline was primarily due to lower revenues from the engineering and construction services we provide to the DOD, resulting from the completion of projects that have not been replaced by comparable assignments, and lower activity on ongoing projects that are nearing completion.  In addition, revenues were lower due to inclement weather conditions in the U.S., specifically in the East and Midwest, which resulted in fewer billable hours and project delays.

These decreases were partially offset by an increase in infrastructure revenues, specifically for program and construction management services for projects in the U.S. and for projects managed by our International Development team based in Australia.  We also benefited from sustained demand for the services we provide to modernize surface, air, rail and mass transit infrastructure in the United Kingdom.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased during the quarter ended April 4, 2014 compared to the quarter ended March 29, 2013.  Revenues associated with our chemical agent demilitarization program declined from $252 million for the quarter ended March 29, 2013 to $89 million for the quarter ended April 4, 2014.  This decline reflects the transition at several facilities from the operations phase of the projects to the closure phase, which is characterized by lower levels of activities.  Revenues related to other services also declined as a result of delayed awards on new and existing programs, delays in finalizing the DOD’s budget, and lower revenues from the services we provide to the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues for the quarter ended April 4, 2014 were essentially flat compared to the quarter ended March 29, 2013.  During the first quarter of our 2014 fiscal year, revenues increased from the start-up of a new air quality control project in the power market sector, as well as a new project involving the construction of a natural gas facility and increased maintenance outage work at a nuclear power plant.

By contrast, these increases were partially offset by the completion of a large oil and gas project, as well as engineering and construction work for an air quality control project in the power market sector.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues were essentially flat for the quarter ended April 4, 2014 compared to the quarter ended March 29, 2013.  We experienced a higher level of activity in mechanical and oilfield hauling services in the U.S. and commenced work on projects that were delayed during the fourth quarter of 2013.  These increased activities were offset by the impact of the weakening of the Canadian dollar against the U.S. dollar.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Eliminations	Total
Three months ended

April 4, 2014	$(814)	$(611)	$(540)	$(502)	$20	$(2,447)
March 29, 2013	(859)	(813)	(528)	(499)	48	(2,651)
Increase (decrease)	(45)	(202)	12	3	(28)	(204)
Percentage increase (decrease)	(5.2%)	(24.8%)	2.3%	0.6%	(58.3%)	(7.7%)

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, for the three months ended April 4, 2014 decreased compared with the three months ended March 29, 2013.  Because our revenues are primarily project-based, the factors impacting the fluctuation of our revenues also drove a corresponding change in our cost of revenues.  Consolidated cost of revenues as a percent of revenues increased from 94.6% for the three months ended March 29, 2013 to 96.5% for the three months ended April 4, 2014.

Operating Income

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Corporate	Total
Three months ended

April 4, 2014	$36	$57	$5	$11	$(22)	$87
March 29, 2013	40	115	12	9	(23)	153
Increase (decrease)	(4)	(58)	(7)	2	(1)	(66)
Percentage increase (decrease)	(10.0%)	(50.4%)	(58.3%)	22.2%	(4.3%)	(43.1%)

Operating income decreased by $66 million in the three months ended April 4, 2014 compared to the corresponding period last year.  As a percentage of revenues, operating income for the three months ended April 4, 2014 was 3.4% compared to 5.5% for the three months ended March 29, 2013.  The decrease in operating income was primarily due to a reduction in performance-based incentive fees recognized from work performed managing the chemical demilitarization program and the reduction of our scope of work at a large oil and gas project.  See the detailed discussion in operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income decreased by $4 million in the three months ended April 4, 2014 compared to the corresponding period last year.  Operating income as a percentage of revenues was 4.2% for the three months ended April 4, 2014 compared to 4.5% for the three months ended March 29, 2013.  The decreases in operating income and operating income as a percentage of revenues were due to several factors:  the harmonization of benefit costs, severe weather in the eastern and midwestern U.S., the closing of a legal entity in the Philippines, and foreign currency translation losses in Canada and Europe.

The Federal Service Division’s Operating Income

Operating income decreased by $58 million for the three months ended April 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 8.8% for the three months ended April 4, 2014 compared to 12.7% for the three months ended March 29, 2013.  The decreases in both operating income and operating income as a percentage of revenues were primarily due to a $67 million reduction in fees recognized from work performed managing the chemical demilitarization program in the current period compared to the corresponding period in the prior year.  This decrease was partially offset by improved margins on existing contracts.

The Energy & Construction Division’s Operating Income

Operating income decreased by $7 million for the three months ended April 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 0.9% for the three months ended April 4, 2014 compared to 2.2% for the three months ended March 29, 2013.  The decreases in both operating income and operating income as a percentage of revenues were primarily due to a $7 million decrease related to the completion of an oil and gas construction project and a $6 million decrease related to a reduction in the scope of work for another oil and gas construction project and a dispute regarding the extent of the project fee.  This project has experienced a substantial reduction of our scope of work as well as productivity and other cost impacts.  These decreases were partially offset by increases in operating income from a new project at a natural gas facility of $4 million, as well as a new air quality control project of $4 million.

The Oil & Gas Division’s Operating Income

Operating income increased by $2 million for the three months ended April 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 2.1% for the three months ended April 4, 2014 compared to 1.8% for the three months ended March 29, 2013.  The increase was due to improved equipment utilization in Canadian operations and a higher level of activity for mechanical and oilfield hauling services in the U.S.

Interest Expense

Our consolidated interest expense for the three months ended April 4, 2014 decreased by $3 million, or 14.3%, compared with the three months ended March 29, 2013.  This decrease was primarily due to the redemption of the Flint senior notes on December 27, 2013.

Income Tax Expense

Our effective income tax rate for the three months ended April 4, 2014 increased to 39.3% from 32.7% for the three months ended March 29, 2013.  The higher rate was attributable to losses incurred in some international entities, primarily Canada, that were non-deductible for income tax purposes.  A portion of these losses were discrete to the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	April 4,	March 29,
(In millions)	2014	2013
Cash flows from operating activities	$(132)	$50
Cash flows from investing activities	(10)	(20)
Cash flows from financing activities	88	(88)

Cash and Working Capital

Our primary sources of liquidity are collections of accounts receivable from our clients, dividends from our unconsolidated joint ventures and borrowings related to our lines of credit.  Our primary uses of cash are to fund working capital and capital expenditures; to service our debt; to pay dividends; to repurchase our common stock; and to make distributions to the minority owners in our consolidated joint ventures.

Our cash flows from operations are primarily impacted by fluctuations in working capital requirements, which are affected by numerous factors, including the billing and payment terms of our contracts, the stage of completion of contracts performed by us, the timing of payments to vendors, subcontractors, and joint ventures, and the changes in interest and income tax payments, as well as unforeseen events or issues that may have an impact on our working capital.

Our future capital allocation priorities are expected to include dividend payments, share repurchases, debt pay downs, small add-on acquisitions and organic growth opportunities.

We borrowed $387 million from our revolving line of credit during the first quarter of 2014. As a result, our consolidated leverage ratio approached, but did not exceed, the maximum consolidated leverage ratio permitted under our senior credit facility (“2011 Credit Facility”).  As of April 4, 2014, we were in compliance with this covenant under this Facility.

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At April 4, 2014 and January 3, 2014, restricted cash was $12 million and $13 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.

As of April 4, 2014 and January 3, 2014, we had cash and cash equivalents of $28 million and $36 million, respectively, held outside the U.S., excluding amounts in consolidated joint ventures.  We are not aware of any material restrictions on cash and cash equivalents in those countries outside the U.S where we conduct business.  If cash and cash equivalents held outside the U.S. are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds; however, our intent is to indefinitely reinvest these foreign amounts outside of the U.S., and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

In addition, as of April 4, 2014 and January 3, 2014, our consolidated joint ventures held cash and cash equivalents of $78 million and $89 million, respectively.  These amounts are restricted for use by each joint venture and are not available for use in our general operations.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts, as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  We included the non-current amounts in our calculation of DSO and the ratio of accounts receivable to revenues.  Our DSO increased from 101 days as of January 3, 2014 to 103 days as of April 4, 2014.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which changed from 103% at January 3, 2014 to 113% at April 4, 2014.  We calculate this ratio by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter.

The factors that affect the Ratio also have the same effect on DSO.  The increases in the Ratio, and therefore the increases in DSO, occurred primarily for the following reasons:

•
The revenues used in the calculation of these Ratios for the quarter ended April 4, 2014 in comparison to the quarter ended January 3, 2014 had declined by $124 million.  The decrease in revenues added 5% to the Ratio.

•
Receivables from performance-based incentives under long-term U.S. federal government contracts, primarily with the DOD, for the quarter ended April 4, 2014 increased, in comparison to the quarter ended January 3, 2014.  This change added 2% to the Ratio.  These receivables were included in costs and accrued earnings in excess of billings on contracts (“Unbilled Accounts Receivable”) and “Other long-term assets,” and they become billable as provided under the terms of the contracts to which they relate.  We expect to bill for these incentives beginning in 2014 and beyond.  Our Unbilled Accounts Receivable and “Other long-term assets” included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, to pay income taxes, and to service our debt for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included under Item 8 of this report, which may adversely affect our liquidity and capital resources.

Operating Activities

The decrease in cash flows from operating activities for the three months ended April 4, 2014, compared to the three months ended March 29, 2013, was primarily due to the timing of billings, collections and advance payments from clients on accounts receivable and the timing of vendor and subcontractor payments.  These decreases were partially offset by the reduction of employee incentive compensation payments.  For billings and collections of our accounts receivable, see our analysis of DSO and ratio of accounts receivable to quarterly revenues above.

Investing Activities

Capital expenditures, excluding purchases financed through capital leases and equipment notes, were $15 million and $25 million for the three months ended April 4, 2014 and March 29, 2013, respectively.

For the remainder of fiscal year 2014, we expect to incur approximately $70 million to $80 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

We borrowed $387 million on our revolving line of credit during the first quarter of 2014, compared to $20 million during the first quarter of 2013.  The increase in borrowings was primarily for the repurchases of shares of our common stock and working capital requirements in Canada.  We used $266 million for the repurchase of our common stock during the first quarter of 2014, compared to $45 million during the first quarter of 2013.

Off-balance Sheet Arrangements

In the ordinary course of business, we may use off-balance sheet arrangements if we believe that such an arrangement would be an efficient way to lower our cost of capital or help us manage the overall risks of our business operations.  We do not believe that such arrangements have had a material adverse effect on our financial position or our results of operations.  There have been no material changes to our existing off-balance sheet arrangements during the first quarter of fiscal year 2014.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.  There were no material changes to these critical accounting policies during the three months ended April 4, 2014.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Condensed Consolidated Financial Statements included under Part I – Item 1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  We borrow under the 2011 Credit Facility at a fixed rate plus a market rate margin.  The margin is based on LIBOR or similar indexes.  Based on the outstanding term loan of $605 million and an outstanding revolving line of credit balance of $387 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $5 million.  Interest rates, as measured by LIBOR or similar indices, remain at historic low levels, thereby limiting how far we can measure a drop in interest rates.  As a result, we have analyzed that if rates fall by 1% or by the maximum amount below 1%, it would lower our net-of-tax interest expense by approximately $1 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  As of April 4, 2014, we do not have any derivative financial instruments.  We recorded foreign currency translation losses of $17 million and $36 million in “Other comprehensive income” for the three months ended April 4, 2014 and March 29, 2013, respectively.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our CEO and CFO, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our CEO and CFO have concluded that our disclosures controls and procedures were effective as of April 4, 2014, the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in the reports that we filed or submitted to the SEC under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 4, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 12, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part 1 – Item 1 of this report for a discussion of our legal proceedings, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Please refer to Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014 for a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect us in the future.  There have been no material changes to those risk factors during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or by any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that compose our first quarter of 2014:

	(a) Total Number of Shares Purchased (1,2)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

	(In millions, except average price paid per share)

January 4, 2014 – January 31, 2014	—	†	$—	—	12.0
February 1, 2014 – February 28, 2014	2.8		45.71	2.8	9.2
March 1, 2014 – April 4, 2014	2.9		47.18	2.9	6.3
Total	5.7			5.7

†	Represents less than half a million shares.

(1)
Reflects purchases of shares previously issued pursuant to awards issued under our equity incentive plans, which allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted or deferred stock.

(2)
For fiscal years 2012 and 2013, the number of shares authorized for repurchase under the repurchase program was 3.0 million shares, plus the number of shares equal to the difference between the number of shares authorized to be repurchased in the prior year and the actual number of shares repurchased during the prior year, not to exceed 6.0 million shares in aggregate.  In February 2014, our Board of Directors approved a modification of our stock repurchase program to allow for the repurchase of up to 12.0 million shares of our common stock in fiscal year 2014.  The Board of Directors may modify, suspend, extend or terminate the program at any time.

Our 2011 Credit Facility permits unlimited dividend payments and stock repurchases if no default has occurred and our Consolidated Leverage Ratio is equal to or less than 1.50:1.00.  However, if no default has occurred and the Consolidated Leverage Ratio is below the threshold indicated above, then our dividend payments and stock repurchases are limited to $200 million per fiscal year and the sum of 50% of our cumulative net income and net cash proceeds from the issuance of equity securities to third parties after October 19, 2011.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

Incorporated by Reference (Exchange Act Filings Located at File No. 011-07567)
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 26, 2010.	10-K	3.2	3/3/2014
10.1*	URS Corporation Restated Incentive Compensation Plan 2014 Plan Year Summary.				X
10.2*	Amended and Restated Employment Agreement between URS E&C Holdings and George L. Nash, Jr., dated as of March 27, 2014.				X
10.3*	Description of Base Salary, 2014 Performance Metrics and Target Bonuses.	8-K	N/A	4/1/2014
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure.				X
99.1	Cooperation Agreement, dated March 13, 2014, by and between JANA Partners LLC and URS Corporation.	8-K	99.1	3/17/2014
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: May 13, 2014	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Exhibit No.	Description
10.1	URS Corporation Restated Incentive Compensation Plan 2014 Plan Year Summary.
10.2	Amended and Restated Employment Agreement between URS E&C Holdings and George L. Nash, Jr., dated as of March 27, 2014.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.