Form 10-Q
period 2014-07-04
URS CORP /NEW/
filed 2014-08-12
CIK 102379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  Accelerated filer  Non-accelerated filer  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014

Common Stock, $.01 par value	69,123,739

URS CORPORATION AND SUBSIDIARIES

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “potential,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms used in reference to the merger agreement with AECOM Technology Corporation and the transactions contemplated thereby, future revenues, services, project awards and business trends; future accounting estimates; conversions of backlog and book of business into future revenues; future accounts receivable and days sales outstanding; future dividend payments and debt payments; future retirement plan expenses; future compliance with regulations; future legal proceedings and accruals; future insurance coverage and recoveries; future effectiveness of our disclosure and internal controls over financial reporting; and future economic and industry conditions.  We believe that our expectations are reasonable and are based on reasonable assumptions; however, we caution against relying on any of our forward-looking statements as such forward-looking statements by their nature involve risks and uncertainties.  A variety of factors, including but not limited to the following, could cause our business and financial results, as well as the timing of events, to differ materially from those expressed or implied in our forward-looking statements: risks associated with the ability to consummate the proposed transaction with AECOM and the timing of the closing of the proposed transaction; the failure to obtain the necessary debt financing arrangements set forth in the commitment letter received in connection with the proposed transaction with AECOM; the interest rate on any borrowings incurred in connection with the proposed transaction with AECOM; the impact of the indebtedness incurred to finance the proposed transaction with AECOM; the ability to successfully integrate our operations and employees with AECOM; the ability to realize anticipated benefits and synergies of the proposed transaction with AECOM; the potential impact of announcement of the proposed transaction with AECOM or consummation of the transaction on relationships, including with employees, customers and competitors; the outcome of any legal proceedings that have been or may be instituted against URS and/or AECOM and others following announcement of the proposed transaction; the ability to retain key personnel; the amount of the costs, fees, expenses and charges related to the proposed transaction and the actual terms of the financings that will be obtained for the proposed transaction with AECOM; declines in the economy or client spending; changes to the federal budget; changes in our book of business; our compliance with government regulations; integration of acquisitions; employee, agent or partner misconduct; our ability to procure government contracts; liabilities for pending and future litigation; environmental liabilities; changes in oil, natural gas and other commodity prices; weather conditions; availability of bonding and insurance; our reliance on government appropriations; unilateral termination provisions in government contracts; impairment of our goodwill; our ability to make accurate estimates and assumptions; our accounting policies; workforce utilization; our and our partners’ ability to bid on, win, perform and renew contracts and projects; our dependence on partners, subcontractors and suppliers; customer payment defaults; our ability to recover on claims; impact of target and fixed-priced contracts on earnings; the inherent dangers at our project sites; the impact of changes in laws and regulations; nuclear indemnifications and insurance; misstatements in expert reports; a decline in defense spending; industry competition; our ability to attract and retain key individuals; retirement plan obligations; our leveraged position and the ability to service our debt; restrictive covenants in finance arrangements; risks associated with international operations; business activities in high security risk countries; information technology risks; natural and man-made disaster risks; our relationships with labor unions; our ability to protect our intellectual property rights; anti-takeover risks; and other factors discussed more fully in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 40 of this report, in Part II, Item 1A – “Risk Factors,” beginning on page 64 of this report, and in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014, as well as in other reports subsequently filed from time to time with the United States (“U.S.”) Securities and Exchange Commission.  We assume no obligation to revise or update any forward-looking statements.

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED6
(In millions, except per share data)

	July 4, 2014	January 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$283	$284
Accounts receivable, including retentions of $139 and $117, respectively	1,374	1,393
Costs and accrued earnings in excess of billings on contracts	1,537	1,521
Less receivable allowances	(59)	(65)
Net accounts receivable	2,852	2,849
Other current assets	231	258
Total current assets	3,366	3,391
Investments in and advances to unconsolidated joint ventures	244	245
Property and equipment, net of accumulated depreciation of $715 and $676, respectively	592	608
Intangible assets, net	523	570
Goodwill	3,709	3,696
Other long-term assets	221	208
Total assets	$8,655	$8,718
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$51	$45
Accounts payable and subcontractors payable, including retentions of $29 and $29, respectively	692	688
Accrued salaries and employee benefits	523	507
Billings in excess of costs and accrued earnings on contracts	222	233
Other current liabilities	327	366
Total current liabilities	1,815	1,839
Long-term debt	1,779	1,667
Deferred tax liabilities	428	444
Self-insurance reserves	128	127
Pension and post-retirement benefit obligations	281	286
Other long-term liabilities	136	128
Total liabilities	4,567	4,491
Commitments and contingencies (Note 13)
URS stockholders’ equity:
Preferred stock, authorized 3 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 200 shares; 89 and 89 shares issued, respectively; and 69 and 75 shares outstanding, respectively	1	1
Treasury stock, 20 and 14 shares at cost, respectively	(854)	(588)
Additional paid-in capital	3,059	3,038
Accumulated other comprehensive loss	(178)	(201)
Retained earnings	1,915	1,831
Total URS stockholders’ equity	3,943	4,081
Noncontrolling interests	145	146
Total stockholders’ equity	4,088	4,227
Total liabilities and stockholders’ equity	$8,655	$8,718

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2014	2013	2014	2013

Revenues	$2,555	$2,792	$5,092	$5,595
Cost of revenues	(2,407)	(2,642)	(4,854)	(5,293)
General and administrative expenses	(27)	(23)	(49)	(46)
Equity in income of unconsolidated joint ventures	17	18	36	42
Operating income	138	145	225	298
Interest expense	(18)	(21)	(36)	(42)
Other income (expenses)	1	(3)	(3)	(6)
Income before income taxes	121	121	186	250
Income tax expense	(13)	(39)	(39)	(81)
Net income including noncontrolling interests	108	82	147	169
Noncontrolling interests in income of consolidated subsidiaries	(20)	(15)	(32)	(30)
Net income attributable to URS	$88	$67	$115	$139

Earnings per share (Note 3):
Basic	$1.28	$0.91	$1.64	$1.88
Diluted	$1.27	$0.91	$1.63	$1.87
Weighted-average shares outstanding (Note 3):
Basic	68.3	73.8	69.9	74.1
Diluted	68.8	74.0	70.5	74.4

Cash dividends declared per share (Note 11)	$0.22	$0.21	$0.44	$0.42

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(In millions)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2014	2013	2014	2013
Comprehensive income:
Net income including noncontrolling interests	$108	$82	$147	$169
Pension and post-retirement related adjustments, net of tax	(1)	2	—	6
Foreign currency translation adjustments, net of tax	39	(39)	22	(76)
Comprehensive income	146	45	169	99
Noncontrolling interests in comprehensive income of consolidated subsidiaries	(20)	(15)	(32)	(30)
Comprehensive income attributable to URS	$126	$30	$137	$69

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In millions)

	Six Months Ended
	July 4,	June 28,
	2014	2013
Cash flows from operating activities:
Net income including noncontrolling interests	$147	$169
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	71	79
Amortization of intangible assets	49	55
Gain on disposal of property and equipment	(14)	(10)
Deferred income taxes	(10)	12
Stock-based compensation	18	23
Equity in income of unconsolidated joint ventures	(36)	(42)
Dividends received from unconsolidated joint ventures	44	52
Changes in operating assets, liabilities and other:
Accounts receivable and costs and accrued earnings in excess of billings on contracts	6	129
Other current assets	11	25
Other long-term assets	(6)	(122)
Accounts payable, accrued salaries and employee benefits, and other current liabilities	(2)	(281)
Billings in excess of costs and accrued earnings on contracts	(14)	(25)
Other long-term liabilities	(2)	26
Total adjustments and changes	115	(79)
Net cash from operating activities	262	90
Cash flows from investing activities:
Proceeds from disposal of property and equipment	33	26
Changes in restricted cash	3	2
Capital expenditures, less equipment purchased through capital leases and equipment notes	(42)	(46)
Net cash from investing activities	(6)	(18)

See Notes to Condensed Consolidated Financial Statements

URS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED (Continued)
(In millions)

	Six Months Ended
	July 4,	June 28,
	2014	2013
Cash flows from financing activities:
Payments on long-term debt	(3)	(2)
Borrowings from revolving line of credit	663	858
Payments on revolving line of credit	(581)	(823)
Net payments on other indebtedness	(11)	(24)
Net change in overdrafts	1	(13)
Excess tax benefits from stock-based compensation	—	2
Proceeds from employee stock purchases and exercises of stock options	2	13
Distributions to noncontrolling interests	(36)	(32)
Dividends paid	(31)	(31)
Repurchases of common stock	(266)	(93)
Net cash from financing activities	(262)	(145)
Net change in cash and cash equivalents	(6)	(73)
Effect of foreign exchange rate changes on cash and cash equivalents	5	(8)
Cash and cash equivalents at beginning of period	284	315
Cash and cash equivalents at end of period	$283	$234

Supplemental information:
Interest paid	$36	$40
Taxes paid	$34	$98

Supplemental schedule of non-cash investing and financing activities:
Equipment acquired with capital lease obligations and equipment note obligations	$31	$29
Cash dividends declared but not paid	$17	$16

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

You should read our unaudited condensed consolidated financial statements in conjunction with the audited consolidated financial statements and related notes contained in our Revised Form 10-K for our fiscal year ended January 3, 2014, which was attached as Exhibit 99.1 to our Current Report on Form 8-K (“Current Report on Form 8-K”) filed on August 1, 2014, as amended.  The results of operations for the three and six months ended July 4, 2014 are not indicative of the operating results for the full year or for future years.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

Pending Merger

On July 11, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AECOM Technology Corporation (“AECOM”), ACM Mountain I, LLC, a direct wholly-owned subsidiary of AECOM (“Merger Sub”), and ACM Mountain II, LLC, a direct wholly-owned subsidiary of AECOM (“Merger Sub I”).  The Merger Agreement provides for the merger of Merger Sub with and into our company, with our company continuing as the surviving company and a direct wholly-owned subsidiary of AECOM (the “Merger”).  Immediately thereafter, as part of a single integrated transaction with the Merger, pursuant to the Merger Agreement, we will merge with and into Merger Sub I, with Merger Sub I continuing as the surviving company and a direct wholly-owned subsidiary of AECOM.  Subject to the terms and conditions of the Merger Agreement, holders of URS common stock will receive consideration to be determined at closing based on the average closing price of AECOM common stock during the five business days prior to the closing date.  Each outstanding share of URS common stock will be exchanged for per share consideration consisting of 0.734 shares of AECOM common stock and $33.00 in cash.  URS stockholders may elect to receive cash or stock consideration, subject to proration in the event of oversubscription or undersubscription for cash consideration.

Completion of the Merger is subject to certain customary conditions, including approval by both the AECOM and URS stockholders, approval of the listing of the shares of AECOM common stock to be issued in the Merger on the New York Stock Exchange, receipt of required regulatory approvals and/or expiration or termination of applicable waiting periods, effectiveness of AECOM’s registration statement on Form S-4 and receipt of customary opinions related to certain tax matters from the parties’ respective counsels.  On August 4, 2014, the Federal Trade Commission granted URS and AECOM early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The financial statements included in this Quarterly Report on Form 10-Q do not reflect any adjustments or otherwise give effect to the proposed Merger.

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

There were no material changes in estimates for the three and six months ended July 4, 2014.

During the six months ended June 28, 2013, our results of operations included the recognition of $26 million of performance-based incentive fees from our work managing chemical demilitarization programs.  These changes in estimates resulted in increases of $26 million in operating income, $16 million in net income and $0.21 in diluted earnings per common share (“diluted EPS”) for the six months ended June 28, 2013.  There were no material changes in estimates for the three months ended June 28, 2013.

NOTE 2. ADOPTED AND OTHER RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

From time to time, the Financial Accounting Standards Board (“FASB”) issues accounting standards updates (each being an “ASU”) to its Accounting Standards Codification (“ASC”), which constitutes the primary source of U.S. GAAP.  We regularly monitor ASUs as they are issued and consider their applicability to our business.  All applicable ASUs are adopted by the due date and in the manner prescribed by the FASB.  ASUs adopted during the six months ended July 4, 2014 did not have a material impact on our condensed consolidated financial statements.

In April 2014, the FASB issued an ASU related to discontinued operations.  This ASU more narrowly defines discontinued operations as disposals of components of an entity, or groups of components, that represent a strategic shift that has or will have a major effect on an entity’s operations in the financial statements.  It requires additional disclosures about discontinued operations, as well as disclosures about disposals of individual significant components of an entity that do not qualify as discontinued operations.  This standard will be effective beginning with our first interim period in fiscal year 2015, with an option for early adoption.  We are evaluating the potential effects of the adoption of this ASU on our future consolidated financial statements.

In May 2014, the FASB issued an ASU related to revenue recognition, which provides a new principle-based model of revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of this ASU is that an entity should recognize revenues when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from customer contracts. This ASU will be effective beginning with our first interim period in fiscal year 2017.  Early adoption is not permitted.  The ASU allows for either full retrospective or modified retrospective adoption.  We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our consolidated financial statements.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 3.  EARNINGS PER SHARE

In our computation of diluted EPS, we exclude the potential shares related to nonvested restricted stock awards and units that have an anti-dilutive effect on EPS or that currently have not met performance conditions.  For the three and six months ended July 4, 2014, there were no potential shares related to nonvested restricted stock awards that would have an anti-dilutive effect.  For the three and six months ended June 28, 2013, potential shares that had an anti-dilutive effect were 0.6 million and 0.3 million shares, respectively.

The following table summarizes the components of weighted-average common shares outstanding for both basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In millions)	2014	2013	2014	2013

Weighted-average shares of common stock outstanding (1)	68.3	73.8	69.9	74.1
Effect of dilutive restricted stock awards and units and employee stock purchase plan shares	0.5	0.2	0.6	0.3
Weighted-average shares of common stock outstanding – Diluted	68.8	74.0	70.5	74.4

(1)	Weighted-average shares of common stock outstanding are net of treasury stock and exclude nonvested restricted stock awards.

NOTE 4. ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS IN EXCESS OF BILLINGS ON CONTRACTS

The following table summarizes the components of our accounts receivable and costs and accrued earnings in excess of billings on contracts (“Unbilled Accounts Receivable”) with the U.S. federal government and with other customers as of July 4, 2014 and January 3, 2014:

	July 4,	January 3,
(In millions)	2014	2014
Accounts receivable:
U.S. federal government	$358	$353
Others	1,016	1,040
Total accounts receivable	$1,374	$1,393
Unbilled Accounts Receivable:
U.S. federal government	$817	$856
Others	866	796
Total	1,683	1,652
Less: Amounts included in Other long-term assets	(146)	(131)
Unbilled Accounts Receivable	$1,537	$1,521

As of July 4, 2014 and January 3, 2014, we had one project with accounts receivable balances of $99 million and $82 million, respectively, relating to an outstanding claim.  See Note 13, “Commitments and Contingencies,” for further discussion regarding the Department of Energy (“DOE”) Deactivation, Demolition, and Removal Project.

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

We perform a quarterly review of our joint ventures to determine whether there were any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE.  We determined that no such changes occurred during the six months ended July 4, 2014.

In the table below, we have aggregated financial information relating to our VIEs because their nature and risk and reward characteristics are similar.  None of our current joint ventures that meets the characteristics of a VIE is individually significant to our consolidated financial statements.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures:

	July 4,	January 3,
(In millions)	2014	2014
Cash and cash equivalents	$89	$89
Net accounts receivable	215	200
Other current assets	2	3
Noncurrent assets	148	143
Total assets	$454	$435

Accounts and subcontractors payable	$108	$94
Billings in excess of costs and accrued earnings on contracts	5	15
Accrued expenses and other	34	40
Noncurrent liabilities	14	12
Total liabilities	161	161

Total URS equity	148	128
Noncontrolling interests	145	146
Total owners’ equity	293	274
Total liabilities and owners’ equity	$454	$435

Total revenues of the consolidated joint ventures were $296 million and $275 million for the three months ended July 4, 2014 and June 28, 2013, respectively, and $517 million and $529 million for the six months ended July 4, 2014 and June 28, 2013, respectively.

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

The table below presents financial information, derived from the most recent financial statements provided to us, in aggregate, for our unconsolidated joint ventures:

Unconsolidated
(In millions)	VIEs
July 4, 2014
Current assets	$676
Noncurrent assets	$31
Current liabilities	$449
Noncurrent liabilities	$30

January 3, 2014
Current assets	$616
Noncurrent assets	$37
Current liabilities	$433
Noncurrent liabilities	$7

Three months ended July 4, 2014 (1)
Revenues	$522
Cost of revenues	$(469)
Income from continuing operations before tax	$53
Net income	$49

Three months ended June 28, 2013 (1)
Revenues	$566
Cost of revenues	$(507)
Income from continuing operations before tax	$59
Net income	$54

Six months ended July 4, 2014 (1)
Revenues	$1,046
Cost of revenues	$(941)
Income from continuing operations before tax	$105
Net income	$96

Six months ended June 28, 2013 (1)
Revenues	$1,112
Cost of revenues	$(994)
Income from continuing operations before tax	$118
Net income	$110

(1)
Income from unconsolidated U.S. joint ventures is generally not taxable in most tax jurisdictions in the U.S.  The tax expenses on our other unconsolidated joint ventures are primarily related to foreign taxes.

We received $25 million and $29 million, respectively, of distributions from unconsolidated joint ventures for the three months ended July 4, 2014 and June 28, 2013 and $44 million and $52 million, respectively, for the six months ended July 4, 2014 and June 28, 2013.

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

NOTE 6. GOODWILL

Interim Goodwill Impairment Review

Based on the implied value of the potential Merger with AECOM to URS stockholders, we performed an interim goodwill impairment test as of July 4, 2014 for all of our seven reporting units.  A goodwill impairment review involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that an impairment may exist and the second step must be performed to measure the amount of the impairment.

In reaching our estimate of fair value, we considered the fair values derived from using both the income and market approaches.  We gave primary weight to the income approach because it was deemed to be the most applicable.  The fair value measurements from the income approach were calculated using unobservable inputs to our discounted cash flows, which inputs are classified as Level 3 within the fair value hierarchy.  The income approach uses a reporting unit’s projection of estimated cash flows and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions.  To arrive at the cash flow projections used in the calculation of fair values for our goodwill impairment review, we use market participant estimates of economic and market activity for the next ten years.  The key assumptions we used to estimate the fair values of our reporting units are:

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

We also consider indications obtained from the market approach.  We applied market multiples derived from stock market prices of companies that are engaged in the same or similar lines of business as our reporting units and that are actively traded on a free and open market, and applied market multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business as our reporting units and a control premium to arrive at the fair values.

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

Goodwill is allocated to the reporting units based on the respective fair values of the reporting units at the time of the various acquisitions that gave rise to the recognition of goodwill or at the time of a reorganization that impacts the composition of the reporting units.

We performed the first step of the analysis to compare the fair value of each reporting unit to its carrying amount.  Based on the analysis performed, the fair values of all of our reporting units exceeded their respective carrying values, indicating that no impairment exists, and therefore the second step of the analysis was not deemed necessary.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Below is a table showing, for each reporting unit, the percentage of its fair value that exceeded its carrying value:

(In millions)	Goodwill Balance as of July 4, 2014	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value

Infrastructure & Environment Operating Segment	$749	$1,824	$1,460	25%

Within the Federal Services Operating Segment:
Federal Services Group	708	1,001	877	14%
Global Management and Operations Services Group	565	1,076	934	15%
Federal Services Operating Segment	1,273	2,077	1,811	15%

Within the Energy & Construction Operating Segment:
Civil Construction & Mining Group	294	375	348	8%
Industrial/Process Group	248	425	393	8%
Power Group	735	888	840	6%
Total Energy & Construction Operating Segment	1,277	1,688	1,581	7%

Oil & Gas Operating Segment	410	1,293	1,235	5%

Total	$3,709	$6,882	$6,087	13%

NOTE 7. BILLINGS IN EXCESS OF COSTS AND ACCRUED EARNINGS ON CONTRACTS

Billings in excess of costs and accrued earnings on contracts consisted of the following:

	July 4,	January 3,
(In millions)	2014	2014
Billings in excess of costs and accrued earnings on contracts	$182	$193
Project-related legal liabilities and other project-related reserves	37	35
Estimated losses on uncompleted contracts	3	5
Total	$222	$233

NOTE 8.  INDEBTEDNESS

Indebtedness consisted of the following:

	July 4,	January 3,
(In millions)	2014	2014
Term loan, net of debt issuance costs	$602	$602
3.85% Senior Notes (net of discount)	400	400
5.00% Senior Notes (net of discount)	599	599
Revolving line of credit	84	—
Other indebtedness	145	111
Total indebtedness	1,830	1,712
Less:
Current portion of long-term debt	51	45
Long-term debt	$1,779	$1,667

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)
2011 Credit Facility

As of both July 4, 2014 and January 3, 2014, the outstanding balance of the term loan under our senior credit facility (“2011 Credit Facility”) was $605 million.  As of July 4, 2014 and January 3, 2014, the interest rates applicable to the term loan were 1.68% and 1.67%, respectively.  Loans outstanding under our 2011 Credit Facility bear interest, at our option, at the base rate or at LIBOR plus, in each case, an applicable per annum margin.  The applicable margin is determined based on the better of our debt ratings or our leverage ratio in accordance with a pricing grid.  The interest rate at which we normally borrow is LIBOR plus 150 basis points.

We were in compliance with the covenants of our 2011 Credit Facility as of July 4, 2014.

As of both July 4, 2014 and January 3, 2014, the estimated fair market value of the term loan under our 2011 Credit Facility was approximately $603 million.  The carrying value of this term loan on our Condensed Consolidated Balance Sheets as of both July 4, 2014 and January 3, 2014 was $605 million, excluding unamortized issuance costs.  The fair value of our term loan as of July 4, 2014 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary loan market and multiplying it by the outstanding balance of our term loan.  The fair value of our term loan as of January 3, 2014 was determined to be at par less issuance fees as the agreement was amended on December 19, 2013 (Level 2).

Senior Notes

On March 15, 2012, URS Corporation, the parent company (“Parent”), and URS Fox US LP (“Fox LP”), a 100% owned subsidiary of Parent issued, in a private placement, $400 million aggregate principal amount of 3.85% Senior Notes due on April 1, 2017 and $600 million aggregate principal amount of 5.00% Senior Notes due on April 1, 2022.  Substantially all of the Senior Notes were exchanged for new Senior Notes registered under the Securities Act of 1933, as amended, as of January 9, 2014 (collectively, the “Senior Notes”).  As of July 4, 2014, the outstanding balance of the Senior Notes was $999 million, net of $1 million of discount.

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

We were in compliance with the covenants of our Senior Notes as of July 4, 2014.

As of July 4, 2014 and January 3, 2014, the estimated fair market values of the Senior Notes were approximately $1 billion and $983 million, respectively.  The carrying value of the Senior Notes on our Condensed Consolidated Balance Sheets as of both July 4, 2014 and January 3, 2014 was $1 billion, excluding unamortized discount.  The fair value of the Senior Notes was derived by taking quoted prices of comparable bonds and making an adjustment to reflect our credit to determine the price of the Senior Notes (Level 2) in the trading market and multiplying it by the outstanding balance of the notes.

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

As of July 4, 2014, we had an outstanding balance of $84 million on our revolving line of credit.  We had no outstanding debt balances on our revolving line of credit as of January 3, 2014.  As of July 4, 2014, we had issued $98 million of letters of credit, leaving $818 million available under our revolving credit facility.

Other Indebtedness

Our other indebtedness included notes payable and capital leases for office equipment, computer equipment, furniture, vehicles and automotive equipment, and construction equipment, five-year loan notes, and foreign lines of credit.  As of July 4, 2014 and January 3, 2014, we maintained several credit lines with an aggregate borrowing capacity of $47 million and $51 million, respectively, and had remaining borrowing capacity of $46 million and $49 million, respectively.

NOTE 9. INCOME TAXES

Our effective income tax rates for the three and six months ended July 4, 2014 decreased to 10.8% and 20.7%, from 32.3% and 32.5% for the three and six months ended June 28, 2013, respectively.  The lower rates were primarily attributable to tax benefits, discrete to the quarter, of approximately $9 million recognized from the reorganization of Canadian affiliates and approximately $13 million recognized from entering into service agreements with foreign affiliates during the second quarter of 2014.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

NOTE 10. EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

We sponsor a number of pension and unfunded supplemental executive retirement plans.  The components of our net periodic pension costs relating to our defined benefit plans for the three and six months ended July 4, 2014 and June 28, 2013 were as follows:

	Three Months Ended
	Domestic Plans		Foreign Plans
	July 4,	June 28,	July 4,	June 28,
(In millions)	2014	2013	2014	2013
Service cost	$2	$2	$—	$—
Interest cost	5	5	7	6
Expected return on plan assets	(5)	(5)	(7)	(6)
Amortization of:
Net loss	2	4	—	—
Net periodic pension costs	$4	$6	$—	$—

	Six Months Ended
	Domestic Plans		Foreign Plans
	July 4,	June 28,	July 4,	June 28,
(In millions)	2014	2013	2014	2013
Service cost	$4	$4	$—	$—
Interest cost	10	9	13	11
Expected return on plan assets	(11)	(10)	(13)	(11)
Amortization of:
Net loss	4	8	—	—
Net periodic pension costs	$7	$11	$—	$—

During the three and six months ended July 4, 2014, we made cash contributions, including employer-directed benefit payments, of $7 million and $14 million, respectively, to the domestic and foreign defined benefit plans.  We expect to make additional cash contributions, including estimated employer-directed benefit payments, of approximately $34 million for the remainder of our 2014 fiscal year.

NOTE 11. STOCKHOLDERS' EQUITY

Dividend Program

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
(In millions, except per share data)
February 28, 2014	$0.22	March 21, 2014	$16	April 11, 2014
May 9, 2014	$0.22	June 20, 2014	$16	July 11, 2014
August 8, 2014	$0.22	September 19, 2014	NA	October 10, 2014
_______________
NA = Not available

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Equity Incentive Plans

On March 27, 2014, 1.4 million shares of restricted stock awards and units were granted under our 2008 Equity Incentive Plan (“2008 Plan”) to our executive officers and other employees.  We recognize stock-based compensation expense for awards with performance conditions if and when it is probable that the performance condition will be achieved.

A summary of the status of and changes in our nonvested restricted stock awards and units, according to their contractual terms, as of and for the six months ended July 4, 2014, is presented below:

	Six Months Ended
	July 4, 2014
		Weighted-
	Shares	Average Grant
	(in millions)	Date Fair Value
Nonvested at January 3, 2014	2.8	$43.66
Granted	1.4	$46.94
Vested	(0.5)	$45.81
Forfeited	(0.7)	$43.14
Nonvested at July 4, 2014	3.0	$45.62

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

The following table summarizes our stock repurchase activities for the three and six months ended July 4, 2014 and June 28, 2013:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In millions, except average price paid per share)	2014	2013	2014	2013

Common stock repurchase shares	—	1.0	5.7	2.0
Average price paid per share	$—	$48.26	$46.45	$45.55
Cost of common stock repurchased	$—	$48	$266	$93

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

•
Our Oil & Gas Division provides services to oil and gas industry clients throughout the U.S. and Canada.  This includes oilfield services, such as rig transportation and fluid hauling; oil and gas production services, including mechanical, electrical and instrumentation services; pipeline and facility construction; engineering; and maintenance services.

These four segments operate under separate management groups and produce discrete financial information.  Their operating results also are reviewed separately by management.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Current Report on Form 8-K.  The information disclosed in our condensed consolidated financial statements is based on the four segments that compose our current organizational structure.

Effective with the beginning of our fiscal year 2014, we realigned our Global Management and Operations Services Group, which was previously a component of our Energy & Construction Division, under the operations and management of our Federal Services Division.  The realignment of this group consolidated the majority of our business with U.S. federal government agencies and national governments outside the U.S. in our Federal Services Division.  We also realigned a portion of our facility construction, process engineering, and operations and maintenance services to the oil and gas industry among our Oil & Gas, Infrastructure & Environment, and Energy & Construction Divisions.  These changes, which restructured elements of our oil and gas business from an organization based on legacy acquisitions to one based on service, are designed to improve our ability to provide integrated services to our oil and gas clients.  To reflect these realignments, we have revised the prior year amounts to conform to our current year presentation.

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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In millions)	2014	2013	2014	2013
Revenues
Infrastructure & Environment	$824	$947	$1,674	$1,845
Federal Services	728	790	1,377	1,697
Energy & Construction	562	641	1,106	1,179
Oil & Gas	463	459	977	967
Inter-segment, eliminations and other	(22)	(45)	(42)	(93)
Total revenues	$2,555	$2,792	$5,092	$5,595
Equity in income of unconsolidated joint ventures
Infrastructure & Environment	$—	$—	$1	$1
Federal Services	16	15	35	36
Energy & Construction	1	2	2	4
Oil & Gas	—	1	(2)	1
Total equity in income of unconsolidated joint ventures	$17	$18	$36	$42
URS operating income (1)
Infrastructure & Environment	$52	$60	$87	$99
Federal Services	79	76	126	180
Energy & Construction	12	19	16	27
Oil & Gas	2	(2)	13	8
Corporate (2)	(27)	(23)	(49)	(46)
Total URS operating income	$118	$130	$193	$268
Operating income
Infrastructure & Environment	$52	$60	$87	$100
Federal Services	95	89	152	204
Energy & Construction	16	21	22	33
Oil & Gas	2	(2)	13	7
Corporate (2)	(27)	(23)	(49)	(46)
Total operating income	$138	$145	$225	$298
Depreciation and amortization
Infrastructure & Environment	$13	$12	$25	$25
Federal Services	11	11	22	22
Energy & Construction	10	11	19	22
Oil & Gas	23	30	49	61
Corporate	3	2	5	4
Total depreciation and amortization	$60	$66	$120	$134

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Reconciliations of URS operating income (loss) by segment to segment operating income (loss) for the three and six months ended July 4, 2014 and June 28, 2013 are as follows:

	Three Months Ended July 4, 2014
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$52	$79	$12	$2	$(27)	$118
Noncontrolling interests	—	16	4	—	—	20
Operating income (loss)	$52	$95	$16	$2	$(27)	$138

	Three Months Ended June 28, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$60	$76	$19	$(2)	$(23)	$130
Noncontrolling interests	—	13	2	—	—	15
Operating income (loss)	$60	$89	$21	$(2)	$(23)	$145

	Six Months Ended July 4, 2014
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$87	$126	$16	$13	$(49)	$193
Noncontrolling interests	—	26	6	—	—	32
Operating income (loss)	$87	$152	$22	$13	$(49)	$225

	Six Months Ended June 28, 2013
	Infrastructure		Energy	Oil
	&	Federal	&	&
(In millions)	Environment	Services	Construction	Gas	Corporate	Consolidated
URS operating income (loss)	$99	$180	$27	$8	$(46)	$268
Noncontrolling interests	1	24	6	(1)	—	30
Operating income (loss)	$100	$204	$33	$7	$(46)	$298

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Total investments in and advances to unconsolidated joint ventures and property and equipment, net of accumulated depreciation, were as follows:

	July 4,	January 3,
(In millions)	2014	2014
Infrastructure & Environment	$7	$8
Federal Services	98	95
Energy & Construction	20	21
Oil & Gas	119	121
Total investments in and advances to unconsolidated joint ventures	$244	$245

Infrastructure & Environment	$149	$136
Federal Services	38	39
Energy & Construction	48	53
Oil & Gas	328	351
Corporate	29	29
Total property and equipment, net of accumulated depreciation	$592	$608

Total assets by segment were as follows:

	July 4,	January 3,
(In millions)	2014	2014

Infrastructure & Environment	$2,180	$2,119
Federal Services	2,684	2,728
Energy & Construction	2,146	2,118
Oil & Gas	1,479	1,496
Corporate	166	257
Total assets	$8,655	$8,718

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

Our revenues from the U.S. Army and DOE by division for the three and six months ended July 4, 2014 and June 28, 2013 are presented below:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In millions, except percentages)	2014	2013	2014	2013
The U.S. Army (1)
Infrastructure & Environment	$34	$32	$67	$65
Federal Services	203	254	378	643
Energy & Construction	58	28	96	52
Total U.S. Army	$295	$314	$541	$760
Revenues from the U.S. Army as a percentage of our consolidated revenues	12%	11%	11%	14%

DOE
Infrastructure & Environment	$—	$1	$1	$2
Federal Services	225	212	410	422
Energy & Construction	—	—	1	—
Total DOE	$225	$213	$412	$424
Revenues from DOE as a percentage of our consolidated revenues	9%	8%	8%	8%

Revenues from the federal market sector as a percentage of our consolidated revenues	32%	34%	31%	36%

(1)	The U.S. Army includes U.S. Army Corps of Engineers.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

•
DOE Deactivation, Demolition, and Removal Project:  WGI Ohio executed a cost-reimbursable task order with the DOE in 2007 to provide deactivation, demolition and removal services at a New York State project site that, during 2010, experienced contamination and performance issues.  In February 2011, WGI Ohio and the DOE executed a Task Order Modification that changed some cost-reimbursable contract provisions to at-risk.  The Task Order Modification, including subsequent amendments, requires the DOE to pay all project costs up to $106 million, requires WGI Ohio and the DOE to equally share in all project costs incurred from $106 million to $146 million, and requires WGI Ohio to pay all project costs exceeding $146 million.  In addition, in September 2011, WGI Ohio voluntarily paid a civil penalty related to the contamination incident.  Through July 4, 2014, WGI Ohio has incurred total project costs of $280 million.

Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene, WGI Ohio has been required to perform work outside the scope of the Task Order Modification.  In April 2013, WGI Ohio submitted claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $118 million in unfunded requests for equitable adjustments (“REAs”), including additional fees on expanded work scope.  Through July 4, 2014, the DOE has approved one of the REAs for $1 million and has authorized $34 million of additional funding primarily related to the hurricane-caused impacts.  As of July 4, 2014, WGI Ohio has recorded $99 million in accounts receivable for project costs incurred to date in excess of the DOE contracted amount that may not be collected unless and until the claims are favorably resolved.  In addition, due to continuing delays and disagreements about the responsibilities for the scope of the remaining project completion costs, WGI Ohio is unable to determine its portion of the remaining project completion costs, which may exceed $300 million.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

•
AECOM Merger Class-action Lawsuits:  In connection with the AECOM Merger, beginning on July 21, 2014, multiple putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by purported URS stockholders against URS Corporation:  Falato v. URS Corp., et al., City of Atlanta Firefighters’ Pension Fund v. Creel, et al., Petroutson v. URS Corp., et al., Miller v. URS Corp., et al., Oklahoma Police Pension & Retirement System v. Creel, et al., Cambridge Retirement System v. Creel, et al. and Sheet Metal Workers Local No. 33 Cleveland District Pension Plan v. URS Corp., et al.  The actions named as defendants URS Corporation, the members of the URS Board of Directors, AECOM Technology and its affiliates.  A number of the actions also named as a defendant JANA Partners LLC.  The complaints allege, among other things, that some or all members of the URS Board of Directors breached their fiduciary duties by approving the Merger, and that the other defendants aided and abetted those alleged breaches.  The complaints seek, among other relief, class certification, preliminary and permanent.

URS Corporation intends to defend these matters vigorously; however, URS Corporation cannot provide assurance that it will be successful in these efforts.  The potential range of loss and the resolution of these matter cannot be determined at this time primarily due to the early stage of the proceedings; the nature and amount of each individual damage claim against the various defendants; the uncertainty concerning legal theories and factual bases that the plaintiffs may present against all or some of the defendants; and uncertainty about the plaintiffs’ claims, if any, that might survive certain key motions, as well as a number of additional factors.

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

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

Guarantee Obligations and Commitments

As of July 4, 2014, we had the following guarantee obligations and commitments:

We have agreed to indemnify one of our joint venture partners up to $25 million for any potential losses, damages, and liabilities associated with lawsuits in relation to general and administrative services we provide to the joint venture.

As of July 4, 2014, we had $46 million in bank guarantees outstanding under foreign credit facilities and other banking arrangements.

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

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On March 15, 2012, the Parent and Fox LP issued the Senior Notes.  See Note 8, “Indebtedness,” for more information.

Consistent with the arrangement between Parent and Fox LP, $399 million and $600 million of the Senior Notes are included in the liabilities of Parent and Fox LP, respectively, as of July 4, 2014.  As of January 3, 2014, $299 million and $700 million of the Senior Notes are included in the liabilities of Parent and Fox LP, respectively.

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

The following is our condensed consolidating financial information, segregating the issuers, guarantor subsidiaries and non-guarantor subsidiaries, as of July 4, 2014 and January 3, 2014, and for the three and six months ended July 4, 2014 and June 28, 2013.

	CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED
	As of July 4, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$54	$—	$25	$247	$(43)	$283
Accounts receivable, including retentions	—	—	761	624	(11)	1,374
Costs and accrued earnings in excess of billings on contracts	—	—	966	575	(4)	1,537
Less receivable allowances	—	—	(23)	(36)	—	(59)
Net accounts receivable	—	—	1,704	1,163	(15)	2,852
Intercompany accounts receivable	489	25	2,235	430	(3,179)	—
Other current assets	14	—	122	117	(22)	231
Total current assets	557	25	4,086	1,957	(3,259)	3,366
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,454	67	1,520	178	(6,975)	244
Property and equipment, net	28	—	179	385	—	592
Intangible assets, net	—	—	207	316	—	523
Goodwill	—	—	2,230	1,479	—	3,709
Other long-term assets	18	—	109	97	(3)	221
Total assets	$6,057	$92	$8,331	$4,412	$(10,237)	$8,655
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$—	$23	$26	$—	$51
Accounts payable and subcontractors payable, including retentions	11	—	410	332	(61)	692
Accrued salaries and employee benefits	38	—	350	135	—	523
Billings in excess of costs and accrued earnings on contracts	—	—	120	102	—	222
Intercompany accounts payable	1,726	—	1,125	328	(3,179)	—
Short-term intercompany notes payable	66	—	21	230	(317)	—
Other current liabilities	32	9	276	29	(19)	327
Total current liabilities	1,875	9	2,325	1,182	(3,576)	1,815
Long-term debt	1,007	600	47	125	—	1,779
Deferred tax liabilities	—	—	357	74	(3)	428
Self-insurance reserves	—	—	11	117	—	128
Pension and post-retirement benefit obligations	—	—	117	164	—	281
Long-term intercompany notes payable	—	—	568	1,166	(1,734)	—
Other long-term liabilities	4	—	102	30	—	136
Total liabilities	2,886	609	3,527	2,858	(5,313)	4,567
URS stockholders' equity	3,943	24	5,454	1,497	(6,975)	3,943
Intercompany notes receivable	(772)	(541)	(650)	(88)	2,051	—
Total URS stockholders' equity	3,171	(517)	4,804	1,409	(4,924)	3,943
Noncontrolling interests	—	—	—	145	—	145
Total stockholders' equity	3,171	(517)	4,804	1,554	(4,924)	4,088
Total liabilities and stockholders' equity	$6,057	$92	$8,331	$4,412	$(10,237)	$8,655

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET - UNAUDITED
	As of January 3, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$107	$—	$20	$205	$(48)	$284
Accounts receivable, including retentions	—	—	815	590	(12)	1,393
Costs and accrued earnings in excess of billings on contracts	—	—	980	547	(6)	1,521
Less receivable allowances	—	—	(30)	(35)	—	(65)
Net accounts receivable	—	—	1,765	1,102	(18)	2,849
Intercompany accounts receivable	440	19	2,439	422	(3,320)	—
Other current assets	42	—	108	118	(10)	258
Total current assets	589	19	4,332	1,847	(3,396)	3,391
Investments in and advances to subsidiaries and unconsolidated joint ventures	5,731	52	1,488	192	(7,218)	245
Property and equipment at cost, net	29	—	166	413	—	608
Intangible assets, net	—	—	229	341	—	570
Goodwill	—	—	2,230	1,466	—	3,696
Other long-term assets	19	—	106	87	(4)	208
Total assets	$6,368	$71	$8,551	$4,346	$(10,618)	$8,718
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$—	$16	$27	$—	$45
Accounts payable and subcontractors payable, including retentions	3	—	421	331	(67)	688
Accrued salaries and employee benefits	34	—	345	128	—	507
Billings in excess of costs and accrued earnings on contracts	—	—	126	107	—	233
Intercompany accounts payable	1,952	—	1,052	316	(3,320)	—
Short-term intercompany notes payable	66	—	21	189	(276)	—
Other current liabilities	50	9	277	40	(10)	366
Total current liabilities	2,107	9	2,258	1,138	(3,673)	1,839
Long-term debt	907	700	28	32	—	1,667
Deferred tax liabilities	—	—	371	76	(3)	444
Self-insurance reserves	—	—	11	116	—	127
Pension and post-retirement benefit obligations	—	—	124	162	—	286
Long-term intercompany notes payable	—	—	564	1,263	(1,827)	—
Other long-term liabilities	3	—	94	31	—	128
Total liabilities	3,017	709	3,450	2,818	(5,503)	4,491
URS stockholders' equity	4,081	19	5,731	1,468	(7,218)	4,081
Intercompany notes receivable	(730)	(657)	(630)	(86)	2,103	—
Total URS stockholders' equity	3,351	(638)	5,101	1,382	(5,115)	4,081
Noncontrolling interests	—	—	—	146	—	146
Total stockholders' equity	3,351	(638)	5,101	1,528	(5,115)	4,227
Total liabilities and stockholders' equity	$6,368	$71	$8,551	$4,346	$(10,618)	$8,718

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Three Months Ended July 4, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,525	$1,115	$(85)	$2,555
Cost of revenues	—	—	(1,431)	(1,061)	85	(2,407)
General and administrative expenses	(26)	—	—	(1)	—	(27)
Equity in income (loss) in subsidiaries	95	7	48	(4)	(146)	—
Equity in income of unconsolidated joint ventures	—	—	2	15	—	17
Intercompany royalty and general and administrative charges	22	—	(23)	1	—	—
Operating income (loss)	91	7	121	65	(146)	138
Interest expense	(9)	(7)	—	(2)	—	(18)
Intercompany interest income	3	1	9	—	(13)	—
Intercompany interest expense	—	—	(3)	(10)	13	—
Other income	—	—	—	1	—	1
Income (loss) before income taxes	85	1	127	54	(146)	121
Income tax benefit (expense)	3	2	(32)	14	—	(13)
Net income (loss) including noncontrolling interests	88	3	95	68	(146)	108
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(20)	—	(20)
Net income (loss) attributable to URS	$88	$3	$95	$48	$(146)	$88
Comprehensive income (loss) attributable to URS	$126	$3	$133	$73	$(209)	$126

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Three Months Ended June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,708	$1,172	$(88)	$2,792
Cost of revenues	—	—	(1,585)	(1,145)	88	(2,642)
General and administrative expenses	(24)	—	—	1	—	(23)
Equity in income (loss) in subsidiaries	66	7	2	(4)	(71)	—
Equity in income of unconsolidated joint ventures	—	—	2	16	—	18
Intercompany royalty and general and administrative charges	32	—	(28)	(4)	—	—
Operating income (loss)	74	7	99	36	(71)	145
Interest expense	(8)	(9)	—	(4)	—	(21)
Intercompany interest income	2	1	9	—	(12)	—
Intercompany interest expense	(1)	—	(2)	(9)	12	—
Other expenses	—	—	—	(3)	—	(3)
Income (loss) before income taxes	67	(1)	106	20	(71)	121
Income tax benefit (expense)	—	4	(39)	(4)	—	(39)
Net income (loss) including noncontrolling interests	67	3	67	16	(71)	82
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(15)	—	(15)
Net income (loss) attributable to URS	$67	$3	$67	$1	$(71)	$67
Comprehensive income (loss) attributable to URS	$30	$3	$31	$(37)	$3	$30

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Six Months Ended July 4, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$2,988	$2,251	$(147)	$5,092
Cost of revenues	—	—	(2,828)	(2,173)	147	(4,854)
General and administrative expenses	(49)	—	—	—	—	(49)
Equity in income (loss) in subsidiaries	118	15	37	(9)	(161)	—
Equity in income of unconsolidated joint ventures	—	—	4	32	—	36
Intercompany royalty and general and administrative charges	56	—	(48)	(8)	—	—
Operating income (loss)	125	15	153	93	(161)	225
Interest expense	(16)	(16)	—	(4)	—	(36)
Intercompany interest income	5	2	18	1	(26)	—
Intercompany interest expense	(1)	—	(5)	(20)	26	—
Other expenses	—	—	—	(3)	—	(3)
Income (loss) before income taxes	113	1	166	67	(161)	186
Income tax benefit (expense)	2	5	(48)	2	—	(39)
Net income (loss) including noncontrolling interests	115	6	118	69	(161)	147
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(32)	—	(32)
Net income (loss) attributable to URS	$115	$6	$118	$37	$(161)	$115
Comprehensive income (loss) attributable to URS	$137	$6	$142	$45	$(193)	$137

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
	For the Six Months Ended June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$3,431	$2,332	$(168)	$5,595
Cost of revenues	—	—	(3,183)	(2,278)	168	(5,293)
General and administrative expenses	(46)	—	—	—	—	(46)
Equity in income (loss) in subsidiaries	132	15	6	(9)	(144)	—
Equity in income of unconsolidated joint ventures	—	—	5	37	—	42
Intercompany royalty and general and administrative charges	69	—	(61)	(8)	—	—
Operating income (loss)	155	15	198	74	(144)	298
Interest expense	(16)	(17)	—	(9)	—	(42)
Intercompany interest income	5	2	18	—	(25)	—
Intercompany interest expense	(1)	—	(5)	(19)	25	—
Other expenses	—	—	—	(6)	—	(6)
Income (loss) before income taxes	143	—	211	40	(144)	250
Income tax benefit (expense)	(4)	6	(78)	(5)	—	(81)
Net income (loss) including noncontrolling interests	139	6	133	35	(144)	169
Noncontrolling interests in income of consolidated subsidiaries	—	—	—	(30)	—	(30)
Net income (loss) attributable to URS	$139	$6	$133	$5	$(144)	$139
Comprehensive income (loss) attributable to URS	$69	$6	$67	$(70)	$(3)	$69

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
	For the Six Months Ended July 4, 2014
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$(14)	$(12)	$229	$54	$5	$262
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	1	32	—	33
Changes in restricted cash	—	—	—	3	—	3
Capital expenditures, less equipment purchased through capital leases and equipment notes	(5)	—	(27)	(10)	—	(42)
Other intercompany investing activities	36	112	(156)	823	(815)	—
Net cash from investing activities	31	112	(182)	848	(815)	(6)
Cash flows from financing activities:
Borrowings from long-term debt	100	—	—	—	(100)	—
Payments on long-term debt	—	(100)	(3)	—	100	(3)
Borrowings from revolving line of credit	485	—	—	178	—	663
Payments on revolving line of credit	(485)	—	—	(96)	—	(581)
Net payments on other indebtedness	(1)	—	(3)	(7)	—	(11)
Net change in overdrafts	—	—	—	1	—	1
Proceeds from employee stock purchases and exercises of stock options	2	—	—	—	—	2
Distributions to noncontrolling interests	—	—	—	(36)	—	(36)
Dividends paid	(31)	—	—	—	—	(31)
Repurchases of common stock	(266)	—	—	—	—	(266)
Other intercompany financing activities	126	—	(36)	(905)	815	—
Net cash from financing activities	(70)	(100)	(42)	(865)	815	(262)
Net change in cash and cash equivalents	(53)	—	5	37	5	(6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
Cash and cash equivalents at beginning of period	107	—	20	205	(48)	284
Cash and cash equivalents at end of period	$54	$—	$25	$247	$(43)	$283

URS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
	For the Six Months Ended June 28, 2013
(in millions)	Issuer Parent	Issuer Fox LP	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash from operating activities	$(90)	$2	$189	$(10)	$(1)	$90
Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	—	26	—	26
Changes in restricted cash	—	—	—	2	—	2
Capital expenditures, less equipment purchased through capital leases and equipment notes	(3)	—	(15)	(28)	—	(46)
Other intercompany investing activities	394	(2)	307	9	(708)	—
Net cash from investing activities	391	(2)	292	9	(708)	(18)
Cash flows from financing activities:
Payments on long-term debt	—	—	(2)	—	—	(2)
Borrowings from revolving line of credit	815	—	—	43	—	858
Payments on revolving line of credit	(755)	—	—	(68)	—	(823)
Net payments on other indebtedness	(16)	—	(2)	(6)	—	(24)
Net change in overdrafts	—	—	5	1	(19)	(13)
Excess tax benefits from stock-based compensation	2	—	—	—	—	2
Proceeds from employee stock purchases and exercises of stock options	13	—	—	—	—	13
Distributions to noncontrolling interests	—	—	—	(32)	—	(32)
Dividends paid	(31)	—	—	—	—	(31)
Repurchases of common stock	(93)	—	—	—	—	(93)
Other intercompany financing activities	(212)	—	(488)	(8)	708	—
Net cash from financing activities	(277)	—	(487)	(70)	689	(145)
Net change in cash and cash equivalents	24	—	(6)	(71)	(20)	(73)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
Cash and cash equivalents at beginning of period	14	—	17	286	(2)	315
Cash and cash equivalents at end of period	$38	$—	$11	$207	$(22)	$234

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those expressed or implied in this report. See “URS Corporation and Subsidiaries” regarding forward-looking statements on page 1. You should read this discussion in conjunction with: Part II – Item 1A, “Risk Factors,” beginning on page 64 and the condensed consolidated financial statements and notes thereto contained in Part I – Item 1, “Financial Statements.”

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

Pending Merger

On July 11, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AECOM Technology Corporation (“AECOM”), ACM Mountain I, LLC, a direct wholly-owned subsidiary of AECOM (“Merger Sub”), and ACM Mountain II, LLC, a direct wholly-owned subsidiary of AECOM (“Merger Sub I”).  The Merger Agreement provides for the merger of Merger Sub with and into our company, with our company continuing as the surviving company and a direct wholly-owned subsidiary of AECOM (the “Merger”).  Immediately thereafter, as part of a single integrated transaction with the Merger, pursuant to the Merger Agreement, we will merge with and into Merger Sub I, with Merger Sub I continuing as the surviving company and a direct wholly-owned subsidiary of AECOM.  Subject to the terms and conditions of the Merger Agreement, holders of URS common stock will receive consideration to be determined at closing based on the average closing price of AECOM common stock during the five business days prior to the closing date.  Each outstanding share of URS common stock will be exchanged for per share consideration consisting of 0.734 shares of AECOM common stock and $33.00 in cash.  URS stockholders may elect to receive cash or stock consideration, subject to proration in the event of oversubscription or undersubscription for cash consideration.

Completion of the Merger is subject to certain customary conditions, including approval by both the AECOM and URS stockholders, approval of the listing of the shares of AECOM common stock to be issued in the Merger on the New York Stock Exchange, receipt of required regulatory approvals and/or expiration or termination of applicable waiting periods, effectiveness of AECOM’s registration statement on Form S-4 and receipt of customary opinions related to certain tax matters from the parties’ respective counsels.  On August 4, 2014, the Federal Trade Commission granted URS and AECOM early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The financial statements included in this Quarterly Report on Form 10-Q do not reflect any adjustments or otherwise give effect to the proposed Merger.

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

Effective with the beginning of our fiscal year 2014, we realigned our Global Management and Operations Services Group, which was previously a component of our Energy & Construction Division in fiscal year 2013, under the operations and management of our Federal Services Division. The realignment of this group consolidates the majority of our business with U.S. federal government agencies and national governments outside the U.S in our Federal Services Division. We also realigned a portion of our facility construction, process engineering, and operations and maintenance services to the oil and gas industry among our Oil & Gas, Infrastructure & Environment, and Energy & Construction Divisions. These changes, which restructured elements of our oil and gas business from an organization based on legacy acquisitions to one based on service are designed to improve our ability to provide integrated services to our oil and gas clients. To reflect these realignments, we have revised the prior year amounts to conform to our current year presentation.

Market Sectors

The table below summarizes the primary market sectors served by our four divisions for the three and six months ended July 4, 2014.

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

OVERVIEW AND BUSINESS TRENDS

Results for the Three Months Ended July 4, 2014

Consolidated revenues for the three months ended July 4, 2014 were $3 billion, a decrease of $237 million, or 8.5%, compared to revenues for the three months ended June 28, 2013.  The decrease reflects a decline in revenues in the oil and gas sector resulting primarily from the completion of a large facility construction project in the Canadian oil sands, which has  not been replaced by a comparable project.  Revenues also declined in the federal market sector due to an overall decline in spending by U.S. federal government agencies and the wind down of four large contracts involving the destruction of chemical weapons at chemical agent disposal facilities.  We also experienced a modest decline in power sector revenues, while revenues in the industrial and infrastructure markets were essentially flat compared to the same period last year.

Net income attributable to URS was $88 million for the three months ended July 4, 2014 compared with net income attributable to URS of $67 million for the three months ended June 28, 2013, an increase of 31.3%.  This increase was due to lower tax rates primarily attributable to tax benefits, discrete to the quarter, of approximately $9 million recognized from the reorganization of Canadian affiliates and approximately $13 million recognized from entering into service agreements with foreign affiliates during the second quarter of 2014.

Cash Flows

For the six months ended July 4, 2014, we generated $262 million in net cash from operations.  Cash flows from operations increased by $172 million for the six months ended July 4, 2014 compared with the same period in 2013.  This increase was primarily due to the timing of billings, collections and advance payments from clients on accounts receivable, the timing of vendor and subcontractor payments, the timing of income tax payments, the reduction of employee incentive compensation payments and increased chemical demilitarization performance-based incentive fees.

We borrowed $82 million on our revolving line of credit and used $266 million to repurchase shares of our common stock during the first six months of 2014. In addition, we paid $31 million in cash dividends for the six months ended July 4, 2014.

Book of Business

As of July 4, 2014 and January 3, 2014, our total book of business was $22 billion and $23 billion, respectively.

Business Trends

It is difficult to predict the impact of the continuing global economic weakness on our business or to forecast business trends accurately. We believe that our expectations regarding business trends are reasonable and are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties and, in the current economic climate, may be subject to an unusual degree of uncertainty. You should read this discussion of business trends in conjunction with Part II, Item 1A, “Risk Factors,” of this report, which begins on page 64.

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

We have multiple contracts to manage the destruction of chemical agents and weapons at various DOD chemical demilitarization facilities, including at the Umatilla Chemical Depot, the Tooele Chemical Agent Disposal Facility, the Pine Bluff Arsenal, the Anniston Army Depot, the Blue Grass Army Depot and Pueblo Chemical Depot. Revenues and operating income from the various chemical demilitarization contracts were, collectively, $648 million and $213 million, respectively, for the year ended January 3, 2014 and $206 million and $71 million, respectively, for the six months ended July 4, 2014.  These amounts primarily reflect incentive awards at several project facilities as a result of our achievement of early completion milestones.  Because we have met numerous early completion milestones at four of the project facilities, these sites are in the closure phase.  While we expect to continue generating revenues and operating income from these projects in the future, we anticipate that these amounts will decline as the projects approach final completion.  We estimate that revenues and operating income from these projects will decrease by approximately 50% in 2014 as compared to 2013.

In the infrastructure market sector, as a result of increased tax revenues and improved budgets, many states are moving forward with additional funding for infrastructure improvement programs, although some states continue to experience budget challenges. In addition, we expect that the recent passage of federal legislation to fund the Highway Trust Fund will support the development of highway and mass-transit projects through May 2015.

In the oil and gas market sector, we may continue to be affected by a slowdown in project activity due to continued low natural gas prices and limited pipeline capacity for oil produced in the Canadian oil sands.

We also expect that stagnant demand for power and lower plant utilization rates will continue to limit spending on the development of new fossil and nuclear plants in the power market sector.  At the same time, we are experiencing steady demand for the services we provide to retrofit existing power plants with air quality control technology to meet emission control mandates. We also anticipate increased demand for the services we provide for upgrade and reinforcement projects at nuclear power plants to help utilities meet post-Fukushima safety requirements established by the Nuclear Regulatory Commission.

In the industrial market sector, we expect to benefit from the acceleration of manufacturing activity in the U.S. as companies take advantage of the relatively low cost of energy and gas-related feedstock prices, favorable labor costs, and high productivity rates.

We have experienced an increase in the number of fixed-price contract opportunities, particularly among clients in the federal, power, infrastructure, and oil and gas market sectors.  There also has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance that may reduce our profit margins on future federal contracts.  Our public and private sector clients are increasingly using indefinite delivery contracts (“IDCs”) that require us to engage in a competitive procurement process before any task orders are issued as compared to traditional award contracts.

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

The following tables summarize, by division and market sector, our book of business as of those dates:

(In millions)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Total
As of July 4, 2014
Backlog	$3,041	$4,227	$3,029	$327	$10,624
Option years	137	3,469	76	—	3,682
Indefinite delivery contracts	2,868	3,946	236	1,062	8,112
Total book of business	$6,046	$11,642	$3,341	$1,389	$22,418

As of January 3, 2014
Backlog	$2,851	$4,284	$3,705	$462	$11,302
Option years	146	3,734	76	—	3,956
Indefinite delivery contracts	3,081	3,150	131	1,187	7,549
Total book of business	$6,078	$11,168	$3,912	$1,649	$22,807

	July 4,	January 3,
(In millions)	2014	2013
Backlog by market sector:
Federal	$4,795	$4,891
Infrastructure	2,667	2,683
Oil & Gas	897	1,102
Power	1,074	1,339
Industrial	1,191	1,287
Total backlog	$10,624	$11,302

Interim Goodwill Review

Based on the implied value of the potential Merger to URS stockholders, we performed an interim goodwill impairment test as of July 4, 2014 for all of our seven reporting units.  A goodwill impairment review involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of the impairment.  We performed the first step of the analysis to compare the fair value of each reporting unit to its carrying amount.  Based on the analysis performed, the fair values of all of our reporting units exceeded their respective carrying values indicating that no impairment exists, and therefore, the second step of the analysis was not deemed necessary.

Within the Energy & Construction operating segment, the fair values of the Civil Construction and Mining Group, the Industrial/Process Group and the Power Group reporting units exceeded their carrying values by approximately 8%, 8% and 6%, respectively.  Our Oil & Gas reporting unit’s fair value exceeded its carrying value by 5%.  The remaining three reporting units’ fair values substantially exceeded their carrying values.  See Note 6, “Goodwill,” for more information.

CONSOLIDATED REVENUES BY MARKET SECTOR

The Three Months Ended July 4, 2014 Compared with the Three Months Ended June 28, 2013

	Three Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Revenues by Market Sector:
Federal	$826	$953	$(127)	(13.3%)
Infrastructure	488	489	(1)	(0.2%)
Oil & Gas	697	797	(100)	(12.5%)
Power	253	261	(8)	(3.1%)
Industrial	291	292	(1)	(0.3%)
Total revenues, net of eliminations	$2,555	$2,792	$(237)	(8.5%)

Consolidated Revenues by Market Sector

Our consolidated revenues for the three months ended July 4, 2014 were $2.6 billion, a decrease of $237 million, or 8.5%, compared with the three months ended June 28, 2013.

See the discussion of revenues by market sector below for more detail.

Federal

	Three Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$97	$163	$(66)	(40.5%)
Federal Services	725	788	(63)	(8.0%)
Energy & Construction	4	2	2	100.0%
Federal total	$826	$953	$(127)	(13.3%)

Consolidated revenues from our federal market sector for the three months ended July 4, 2014 decreased compared with the three months ended June 28, 2013.  Our business in this market sector continued to be negatively affected by declines in spending by the U.S. federal government and delays in the award of new contracts.  This resulted in a decline in revenues from the engineering, facility construction, systems engineering and technical assistance, IT, and operations and maintenance services we provide to the DOD and other federal agencies.  We also experienced decreased activity on contracts to manage the destruction of chemical weapons at chemical agent disposal facilities in the U.S. as several of these facilities transition from the operations phase to the closure phase.  By contrast, revenues increased modestly from our work providing management and operations services to the DOE resulting primarily from an incentive award for the early achievement of project milestones at a DOE site in Tennessee.

Infrastructure

	Three Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$403	$421	$(18)	(4.3%)
Energy & Construction	85	68	17	25.0%
Infrastructure total	$488	$489	$(1)	(0.2%)

Consolidated revenues from our infrastructure market sector for the three months ended July 4, 2014 were essentially flat compared with the three months ended June 28, 2013.  During the quarter, revenues increased from our work repairing infrastructure in the northeastern U.S. that was damaged by Hurricane Sandy, as well as from increased activity on a large dam construction project in Illinois due to increased funding and favorable river conditions.  We experienced sustained demand for the services we provide to expand and modernize surface and air transportation and rail and mass transit systems in the United Kingdom (“U.K.”).  These increases were offset by a decline in revenues from our work providing engineering, construction and operations and maintenance services for several highway, rail and mass transit projects in the U.S.  Revenues also declined from the services we provide to support international development projects.

Oil and Gas

	Three Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Oil & Gas Market Sector:
Infrastructure & Environment	$97	$113	$(16)	(14.2%)
Energy & Construction	149	252	(103)	(40.9%)
Oil & Gas	451	432	19	4.4%
Oil & Gas total	$697	$797	$(100)	(12.5%)

Consolidated revenues from our oil & gas market sector for the three months ended July 4, 2014 decreased compared with the three months ended June 28, 2013.  The decline was primarily due to the completion of a large construction project in the Canadian oil sands, which generated significant revenues in the second quarter of fiscal year 2013 and has not been replaced by a comparable contract.  Revenues also declined from our work providing engineering and environmental services to oil and gas clients worldwide through Master Services Agreements (“MSAs”), as well as from the rig moving and fluid hauling services we provide to support drilling activities in oil and gas basins throughout North America.  These declines were partially offset by increased revenues from the production services for mid-sized pipeline and facility construction projects, as well as from a large project to construct a natural gas processing plant in West Virginia.

Power

	Three Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$64	$66	$(2)	(3.0%)
Energy & Construction	183	189	(6)	(3.2%)
Oil & Gas	6	6	—	0.0%
Power total	$253	$261	$(8)	(3.1%)

Consolidated revenues from our power market sector for the three months ended July 4, 2014 decreased modestly compared with the three months ended June 28, 2013.  The decline in revenues was the result of the timing and completion of maintenance work at a nuclear power plant, as well as the completion of a project involving the retrofit of a coal-fired power plant with air quality control systems to meet regulatory mandates to reduce emissions.  These decreases were partially offset by increased revenues from new air quality control projects and from projects to implement seismic and safety upgrades at nuclear power plants to meet post-Fukushima safety requirements issued by the Nuclear Regulatory Commission.

Industrial

	Three Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$156	$169	$(13)	(7.7%)
Federal Services	2	2	—	0.0%
Energy & Construction	130	119	11	9.2%
Oil & Gas	3	2	1	50.0%
Industrial total	$291	$292	$(1)	(0.3%)

Consolidated revenues from our industrial market sector for the three months ended July 4, 2014 were essentially flat compared with the three months ended June 28, 2013.  During the quarter, we experienced an increase in revenues resulting from our work constructing a fertilizer plant in Iowa.  By contrast, revenues declined from the engineering and environmental services we provide to industrial clients compared to the comparable period in 2013.  Revenues also declined from the environmental, engineering, construction, and operations and maintenance services we provide to mining clients, primarily due to the completion of a contract to operate a phosphate mine in Canada, which was in full production in the comparable period last year, and the wind down of other mining projects.

CONSOLIDATED RESULTS

The Three Months Ended July 4, 2014 Compared with the Three Months Ended June 28, 2013

	Three Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages and per share amounts)	2014	2013	(Decrease)	(Decrease)

Revenues	$2,555	$2,792	$(237)	(8.5%)
Cost of revenues	(2,407)	(2,642)	(235)	(8.9%)
General and administrative expenses	(27)	(23)	4	17.4%
Equity in income of unconsolidated joint ventures	17	18	(1)	(5.6%)
Operating income	138	145	(7)	(4.8%)
Interest expense	(18)	(21)	(3)	(14.3%)
Other income (expenses)	1	(3)	4	133.3%
Income before income taxes	121	121	—	—
Income tax expense	(13)	(39)	(26)	(66.7%)
Net income including noncontrolling interests	108	82	26	31.7%
Noncontrolling interests in income of consolidated subsidiaries	(20)	(15)	5	33.3%
Net income attributable to URS	$88	$67	$21	31.3%

Diluted earnings per share	$1.27	$0.91	$0.36	39.6%

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Eliminations	Total
Three months ended

July 4, 2014	$824	$728	$562	$463	$(22)	$2,555
June 28, 2013	947	790	641	459	(45)	2,792
Increase (decrease)	(123)	(62)	(79)	4	(23)	(237)
Percentage increase (decrease)	(13.0%)	(7.8%)	(12.3%)	0.9%	(51.1%)	(8.5%)

The revenues reported are presented prior to the elimination of inter-segment transactions.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues decreased for the three months ended July 4, 2014 compared to the three months ended June 28, 2013.  The decline was primarily due to lower revenues from construction projects we perform for the DOD, resulting from the completion of projects that have not been replaced by comparable assignments.  This decline was accompanied by a slowdown in work for our global oil and gas clients as they experience seasonal variations and determine capital expenditures levels.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased for the three months ended July 4, 2014 compared to the three months ended June 28, 2013.  Revenues associated with our chemical agent demilitarization program declined from $147 million for the quarter ended June 28, 2013 to $117 million for the quarter ended July 4, 2014.  This decline reflects the transition at several facilities from the operations phase of the projects to the closure phase, which is characterized by lower levels of activities.  Revenues related to other services also declined as a result of delayed awards on new and existing programs, delays in finalizing the DOD’s budget, and lower revenues from the services we provide to the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues decreased for the three months ended July 4, 2014 compared with the three months ended June 28, 2013.  The decrease was primarily due to the completion of a large oil and gas construction project and projects involving the construction of a chemical plant and a natural gas facility.  These decreases were partially offset by higher revenues from the start-up of construction projects for a fertilizer plant and a natural gas facility, as well as increased activity at an ongoing dam construction project.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues increased slightly for the three months ended July 4, 2014 compared with the three months ended June 28, 2013.  The increase was primarily due to a shorter weather-related annual road restriction period in the three months ended July 4, 2014, allowing increased activities in Western Canada.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Eliminations	Total
Three months ended

July 4, 2014	$(772)	$(649)	$(547)	$(461)	$22	$(2,407)
June 28, 2013	(887)	(716)	(622)	(462)	45	(2,642)
Increase (decrease)	(115)	(67)	(75)	(1)	(23)	(235)
Percentage increase (decrease)	(13.0%)	(9.4%)	(12.1%)	(0.2%)	(51.1%)	(8.9%)

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects, and services provided to our clients, for the three months ended July 4, 2014 decreased compared with the three months ended June 28, 2013.  Because our revenues are primarily project-based, the factors that generally caused revenues to decrease also drove a corresponding decrease in our cost of revenues.

Consolidated cost of revenues as a percent of revenues decreased slightly from 94.6% for the three months ended June 28, 2013 to 94.2% for the three months ended July 4, 2014.  See “Operating Income (Loss)” for further discussion.

Operating Income (Loss)

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Corporate	Total
Three months ended

July 4, 2014	$52	$95	$16	$2	$(27)	$138
June 28, 2013	60	89	21	(2)	(23)	145
Increase (decrease)	(8)	6	(5)	4	4	(7)
Percentage increase (decrease)	(13.3%)	6.7%	(23.8%)	(200.0%)	17.4%	(4.8%)

Operating income decreased $7 million for the three months ended July 4, 2014 compared to the comparable period in the prior year.  As a percentage of revenues, operating income for the three months ended July 4, 2014 was 5.4% compared to 5.2% for the three months ended June 28, 2013.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income decreased $8 million for the three months ended July 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 6.3% for both the three months ended July 4, 2014 and June 28, 2013.  The decrease in operating income was due to the increase in benefit costs and the lower number of billable hours.

The Federal Services Division’s Operating Income

Operating income increased $6 million for the three months ended July 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 13.0% for the three months ended July 4, 2014 compared to 11.3% for the three months ended June 28, 2013.  The increases in operating income and operating income as a percentage of revenues were primarily due to improved margins on existing contracts.

The Energy & Construction Division’s Operating Income

Operating income decreased $5 million for the three months ended July 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 2.8% for the three months ended July 4, 2014 compared to 3.3% for the three months ended June 28, 2013.  The decreases in operating income and operating income as a percentage of revenues were due to a $7 million decrease related to the completion of an oil and gas construction project and a $3 million decline due to the completion of an air quality control project. Overhead expense reductions partially offset the decrease in operating income.

The Oil & Gas Division’s Operating Income (Loss)

Operating income increased $4 million for the three months ended July 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 0.4% for the three months ended July 4, 2014 and (0.4)% for the three months ended June 28, 2013.  The Oil & Gas Division’s operating income for the three months ended July 4, 2014 was $2 million, which included $11 million of amortization of intangible assets in connection with the Flint acquisition, compared to $2 million of operating loss for the three months ended June 28, 2013, which included $12 million of amortization of intangible assets in connection with the Flint acquisition.  Operating income in the three months ended June 28, 2013 was negatively impacted by unusually severe weather conditions in Western Canada that disrupted activities at several project sites, resulting in unrecovered fixed costs.

Interest Expense

Our consolidated interest expense for the three months ended July 4, 2014 decreased by $3 million or 14.3% compared with the three months ended June 28, 2013.  This decrease was primarily due to the redemption of the Flint senior notes on December 27, 2013.

Income Tax Expense

Our effective income tax rate for the three months ended July 4, 2014 decreased to 10.8% from 32.3% for the three months ended June 28, 2013.  The lower rates were primarily attributable to tax benefits, discrete to the quarter, of approximately $9 million recognized from the reorganization of Canadian affiliates and approximately $13 million recognized from entering into service agreements with foreign affiliates during the second quarter of 2014.

CONSOLIDATED REVENUES BY MARKET SECTOR

The Six Months Ended July 4, 2014 Compared with the Six Months Ended June 28, 2013

	Six Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Federal	$1,576	$2,021	$(445)	(22.0%)
Infrastructure	978	925	53	5.7%
Oil & Gas	1,455	1,600	(145)	(9.1%)
Power	513	475	38	8.0%
Industrial	570	574	(4)	(0.7%)
Total revenues, net of eliminations	$5,092	$5,595	$(503)	(9.0%)

Our consolidated revenues for the six months ended July 4, 2014 were $5 billion, a decrease of $503 million, or 9.0%, compared with the six months ended June 28, 2013.

See the discussion of revenues by market sector below for more detail.

Federal

	Six Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Federal Market Sector:
Infrastructure & Environment	$196	$326	$(130)	(39.9%)
Federal Services	1,372	1,690	(318)	(18.8%)
Energy & Construction	7	5	2	40.0%
Oil & Gas	1	—	1	—
Federal total	$1,576	$2,021	$(445)	(22.0%)

Consolidated revenues from our federal market sector for the six months ended July 4, 2014 decreased compared with the six months ended June 28, 2013.  Our six-month results in the federal market sector were affected by many of the same factors outlined in the revenue discussion of our performance for the three-month period ended July 4, 2014.  Revenues declined from the services we provide to federal government agencies in the U.S. primarily as a result of declines in federal spending.  These spending declines led to overall funding decreases on existing contracts and delays in the award of new projects resulting in decreased revenues from the engineering, facility construction, systems engineering and technical assistance, IT, and operations and maintenance services we provide to the DOD.  In addition, revenues declined from the management and operations services we provide to the DOE due to decreased activity at some of the DOE sites we managed.  Revenues also declined from our work managing the destruction of chemical weapons stockpiles at chemical agent disposal facilities, as many of these facilities transitioned from the operations phase to the closure phase.

Infrastructure

	Six Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Infrastructure Market Sector:
Infrastructure & Environment	$826	$804	$22	2.7%
Energy & Construction	152	121	31	25.6%
Infrastructure total	$978	$925	$53	5.7%

Consolidated revenues from our infrastructure market sector for the six months ended July 4, 2014 increased compared with the six months ended June 28, 2013.  Revenues increased from the services we provide to expand and modernize surface and air transportation and rail and mass transit systems, both in the U.S. and in the U.K., as well as from our work repairing infrastructure in the northeastern U.S. that was damaged by Hurricane Sandy.  We also experienced increased revenues from a large dam construction project in Illinois.  By contrast, revenues declined from our work modernizing and expanding educational facilities due to the completion of assignments that have not been replaced by similar projects.

Oil and Gas

	Six Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Oil & Gas Market Sector:
Infrastructure & Environment	$203	$227	$(24)	(10.6%)
Energy & Construction	302	443	(141)	(31.8%)
Oil & Gas	950	930	20	2.2%
Oil & Gas total	$1,455	$1,600	$(145)	(9.1%)

Consolidated revenues from our oil & gas market sector for the six months ended July 4, 2014 decreased compared with the six months ended June 28, 2013.  Our six-month results in the oil and gas market sector were affected by many of the same factors outlined in the revenues discussion of our performance for the three-month period ended July 4, 2014.  The decline was primarily due to the completion of a large construction project in the Canadian oil sands, which has not been replaced by a comparable contract.  Revenues also declined from our work providing engineering and environmental services to multinational oil and gas clients worldwide through Master Services Agreements (“MSAs”), as well as from rig moving and fluid hauling assignments in North American oil and gas basins.  These declines were partially offset by increased revenues from the production services we provide for mid-sized pipeline and facility construction projects, as well as from a large project to construct a natural gas processing plant.

Power

	Six Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Power Market Sector:
Infrastructure & Environment	$119	$106	$13	12.3%
Energy & Construction	382	357	25	7.0%
Oil & Gas	12	12	—	0.0%
Power total	$513	$475	$38	8.0%

Consolidated revenues from our power market sector for the six months ended July 4, 2014 increased compared with the six months ended June 28, 2013.  Revenues increased from projects involving the retrofit of coal-fired power plants with air quality control systems to meet regulatory mandates to reduce emissions. In the nuclear power market, we also experienced an increase in revenues from the maintenance and retrofit services we provide to increase generating capacity and extend the service life of nuclear power plants, as well as from seismic and safety upgrade projects to meet post-Fukushima safety requirements issued by the Nuclear Regulatory Commission.  By contrast, revenues decreased from the services we provide to expand and modernize transmission and distribution systems, as well as from environmental remediation services to support the decommissioning of power plants that are no longer in use.

Industrial

	Six Months Ended
				Percentage
	July 4,	June 28,	Increase	Increase
(In millions, except percentages)	2014	2013	(Decrease)	(Decrease)
Industrial Market Sector:
Infrastructure & Environment	$317	$339	$(22)	(6.5%)
Federal Services	3	5	(2)	(40.0%)
Energy & Construction	245	225	20	8.9%
Oil & Gas	5	5	—	0.0%
Industrial total	$570	$574	$(4)	(0.7%)

Consolidated revenues from our industrial market sector for the six months ended July 4, 2014 decreased slightly compared with the six months ended June 28, 2013.  Our six-month results in the industrial market sector were affected by many of the same factors outlined in the revenue discussion of our performance for the three-month period ended July 4, 2014.  We experienced an increase in revenues resulting from our work constructing a fertilizer plant in Iowa.  By contrast, revenues declined from the engineering and environmental services we provide to industrial clients.  Similarly, revenues declined from the environmental, engineering, construction, and operations and maintenance services we provide to mining clients, primarily due to the completion of a contract to operate a phosphate mine in Canada and the wind down of other mining projects.

CONSOLIDATED RESULTS

The Six Months Ended July 4, 2014 Compared with the Six Months Ended June 28, 2013

Consolidated

	Six Months Ended
				Percentage
(In millions, except percentages and per share amounts)	July 4,	June 28,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)

Revenues	$5,092	$5,595	$(503)	(9.0%)
Cost of revenues	(4,854)	(5,293)	(439)	(8.3%)
General and administrative expense	(49)	(46)	3	6.5%
Equity in income of unconsolidated joint ventures	36	42	(6)	(14.3%)
Operating income	225	298	(73)	(24.5%)
Interest expense	(36)	(42)	(6)	(14.3%)
Other income (expense)	(3)	(6)	3	50.0%
Income before income taxes	186	250	(64)	(25.6%)
Income tax expense	(39)	(81)	(42)	(51.9%)
Net income (loss) including noncontrolling interests	147	169	(22)	(13.0%)
Noncontrolling interests in income of consolidated subsidiaries, net of tax	(32)	(30)	2	6.7%
Net income (loss) attributable to URS	$115	$139	$(24)	(17.3%)

Diluted earnings (loss) per share	$1.63	$1.87	$(0.24)	(12.8%)

CONSOLIDATED RESULTS BY DIVISION

Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Eliminations	Total
Six months ended

July 4, 2014	$1,674	$1,377	$1,106	$977	$(42)	$5,092
June 28, 2013	1,845	1,697	1,179	967	(93)	5,595
Increase (decrease)	(171)	(320)	(73)	10	(51)	(503)
Percentage increase (decrease)	(9.3%)	(18.9%)	(6.2%)	1.0%	(54.8%)	(9.0%)

The revenues reported are presented prior to the elimination of inter-segment transactions.  Our analysis of the changes in revenues by reporting segment is discussed below.

The Infrastructure & Environment Division’s Revenues

The Infrastructure & Environment Division’s revenues decreased for the six months ended July 4, 2014 compared to the six months ended June 28, 2013.  The decline was primarily due to lower revenues from the wind down of activities in the Middle East and from the completion of construction projects we performed for the DOD that have not been replaced in 2014.

This decline was accompanied by a slowdown in work for our global industrial and oil and gas clients due to seasonal variations and determinations of capital expenditure levels.  These decreases were offset by an increase in infrastructure and power revenues, specifically for program and construction management services for projects in the U.S. and for projects managed by our International Development team based in Australia.  We also experienced sustained demand for the services we provide to modernize surface, air, rail and mass transit infrastructure in the U.K.

The Federal Services Division’s Revenues

The Federal Services Division’s revenues decreased for the six months ended July 4, 2014 compared to the six months ended June 28, 2013.  Revenues associated with our chemical agent demilitarization programs declined from $398 million for the six months ended June 28, 2013 to $206 million for the six months ended July 4, 2014.  This decline reflects the transition at several facilities from the operations phase of the projects to the closure phase, which is characterized by lower levels of activity.  Revenues related to other services also declined as a result of delayed awards on new and existing programs, delays in finalizing the DOD’s budget, and lower revenues from the services we provide to the DOD to maintain, repair and overhaul aircraft, ground vehicles and other equipment.  Additionally, federal funding decreases contributed to a decrease in revenues for our work providing nuclear management services to the DOE.

The Energy & Construction Division’s Revenues

The Energy & Construction Division’s revenues decreased for the six months ended July 4, 2014 compared with the six months ended June 28, 2013.  The decrease was primarily due to the completion of a large oil and gas construction project.  This decrease was partially offset by higher revenues from the start-up of a construction project for a natural gas production facility.

The Oil & Gas Division’s Revenues

The Oil & Gas Division’s revenues increased slightly for the six months ended July 4, 2014 compared with the six months ended June 28, 2013.  The increase was primarily due to a shorter annual weather-related road restriction period in the six months ended July 4, 2014 compared to the comparable period last year, allowing increased activities in Western Canada.

Cost of Revenues

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Eliminations	Total
Six months ended

July 4, 2014	$(1,588)	$(1,260)	$(1,086)	$(962)	$42	$(4,854)
June 28, 2013	(1,746)	(1,529)	(1,150)	(961)	93	(5,293)
Increase (decrease)	(158)	(269)	(64)	1	(51)	(439)
Percentage increase (decrease)	(9.0%)	(17.6%)	(5.6%)	0.1%	(54.8%)	(8.3%)

Our consolidated cost of revenues, which consists of labor, subcontractor costs, and other expenses related to projects and services provided to our clients, for the six months ended July 4, 2014 decreased compared with the six months ended June 28, 2013.  Because our revenues are primarily project-based, the factors that generally caused revenues to decrease also drove a corresponding decrease in our cost of revenues.

Consolidated cost of revenues as a percent of revenues increased from 94.6% for the six months ended June 28, 2013 to 95.3% for the six months ended July 4, 2014.  See “Operating Income” for further discussion.

Operating Income

(In millions, except percentages)	Infrastructure & Environment	Federal Services	Energy & Construction	Oil & Gas	Corporate	Total
Six months ended

July 4, 2014	$87	$152	$22	$13	$(49)	$225
June 28, 2013	100	204	33	7	(46)	298
Increase (decrease)	(13)	(52)	(11)	6	3	(73)
Percentage increase (decrease)	(13.0%)	(25.5%)	(33.3%)	85.7%	6.5%	(24.5%)

As a percentage of revenues, operating income for the six months ended July 4, 2014 was 4.4% compared to 5.3% for the six months ended June 28, 2013.  See the detailed discussion of operating income by segment below.

The Infrastructure & Environment Division’s Operating Income

Operating income decreased $13 million for the six months ended July 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 5.2% for the six months ended July 4, 2014 compared to 5.4% for the six months ended June 28, 2013.  The decrease in operating income was mainly attributable to lower revenues associated with work for the federal government and industrial clients.  The decrease was partially offset by lower overhead costs.

The Federal Services Division’s Operating Income

Operating income decreased $52 million for the six months ended July 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 11.0% for the six months ended July 4, 2014 compared to 12.0% for the six months ended June 28, 2013.  The decreases in operating income and operating income as a percentage of revenues were primarily due to the favorable resolution of a $23 million pre-tax accrual associated with the estimated costs of employee benefit obligations on chemical demilitarization programs and the recognition of $26 million in performance-related incentive fees on one of our chemical demilitarization contracts in the prior year.

The Energy & Construction Division’s Operating Income

Operating income decreased $11 million for the six months ended July 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 2.0% for the six months ended July 4, 2014 compared to 2.8% for the six months ended June 28, 2013.  The decreases in operating income and operating income as a percentage of revenues were primarily due to a $14 million decrease related to the completion of an oil and gas construction project and a $9 million decrease related to a reduction in the scope of work and a dispute regarding the extent of the project fee for another oil and gas construction project.  This project is contracted as a fixed-dollar fee, and cost increases, which have been experienced for several reasons, have reduced the project margin.  Additionally, during the six months ended July 4, 2014, in connection with cost reduction initiatives, $6 million of severance and office consolidation costs were recognized.  These decreases were partially offset by increases in operating income from a new air quality control project of $8 million.

The Oil & Gas Division’s Operating Income

Operating income increased $6 million for the six months ended July 4, 2014 compared to the comparable period in the prior year.  Operating income as a percentage of revenues was 1.3% for the six months ended July 4, 2014 compared to 0.7% for the six months ended June 28, 2013.  The Oil & Gas Division’s operating income for the six months ended July 4, 2014 was $13 million, which included $20 million of amortization of intangible assets in connection with the Flint acquisition, compared to $7 million of operating income for the six months ended June 28, 2013, which included $24 million of amortization of intangible assets in connection with the Flint acquisition. Operating income in the period ended June 28, 2013 was negatively impacted by unusually severe weather conditions in Western Canada that disrupted activities at several project sites, resulting in unrecovered fixed costs.

Interest Expense

Our consolidated interest expense for the six months ended July 4, 2014 decreased by $6 million, or 14.3% compared with the six months ended June 28, 2013.  This decrease was primarily due to the redemption of the Flint senior notes on December 27, 2013.

Income Tax Expense

Our effective income tax rate for the six months ended July 4, 2014 decreased to 20.7% from 32.5% for the six months ended June 28, 2013.  The lower rates were primarily attributable to tax benefits, discrete to the quarter, of approximately $9 million recognized from the reorganization of Canadian affiliates and approximately $13 million recognized from entering into service agreements with foreign affiliates during the second quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	July 4,	June 28,
(In millions)	2014	2013
Cash flows from operating activities	$262	$90
Cash flows from investing activities	(6)	(18)
Cash flows from financing activities	(262)	(145)

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

Our future capital allocation priorities are expected to include dividend payments and organic growth opportunities.  In addition, these priorities may be impacted upon the close of the Merger.

As of July 4, 2014, we were in compliance with the covenants of our senior credit facility.

As a result of entering into the Merger Agreement with AECOM, Moody’s has placed our senior notes and credit facility under review for possible downgrade and Standard & Poor’s has placed our senior notes and credit facility on CreditWatch Negative.

Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase, including interest-bearing bank deposits and money market funds.  At July 4, 2014 and January 3, 2014, restricted cash was $10 million and $13 million, respectively, which amounts were included in “Other current assets” on our Condensed Consolidated Balance Sheets.

As of July 4, 2014 and January 3, 2014, we had cash and cash equivalents of $77 million and $36 million, respectively, held by non-U.S. entities, excluding amounts in consolidated joint ventures.  We are not aware of any material restrictions on cash and cash equivalents in those countries outside the U.S where we conduct business.  If cash and cash equivalents held outside the U.S. are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds; however, our intent is to indefinitely reinvest these foreign amounts outside of the U.S., and our current plans do not demonstrate a need to repatriate these foreign amounts to fund our U.S. operations.

In addition, as of both July 4, 2014 and January 3, 2014, our consolidated joint ventures held cash and cash equivalents of $89 million.  These amounts are restricted for use by each joint venture and are not available for use in our general operations.

We use Days Sales Outstanding (“DSO”) to monitor the average time, in days, that it takes us to convert our accounts receivable into cash.  DSO also is a useful tool for investors to measure our liquidity and understand our average collection period.  We calculate DSO by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts, as of the end of the quarter by the amount of revenues recognized during the quarter, and multiplying the result of that calculation by the number of days in that quarter.  We included the non-current amounts in our calculation of DSO and the ratio of accounts receivable to revenues.  Our DSO decreased from 101 days as of January 3, 2014 to 99 days as of July 4, 2014.

Receivables from performance-based incentives under long-term U.S. federal government contracts, primarily with the DOD, for the quarter ended July 4, 2014 decreased in comparison to the quarter ended January 3, 2014, as we were able to begin to bill and collect on these projects.  This change reduced our DSO by three days.  These receivables were included in costs and accrued earnings in excess of billings on contracts (“Unbilled Accounts Receivable”) and they become billable as provided under the terms of the contracts to which they relate.  We expect to bill for these incentives beginning in 2014 and beyond.  Our Unbilled Accounts Receivable included amounts earned under milestone payment clauses, which provided for payments to be received beyond a year from the date service occurs.  Based on our historical experience, we generally consider the collection risk related to these amounts to be low.

We also analyze the ratio of our accounts receivable to quarterly revenues (the “Ratio”), which changed from 103% at January 3, 2014 to 109% at July 4, 2014.  We calculate this ratio by dividing net accounts receivable, less billings in excess of costs and accrued earnings on contracts as of the end of the quarter by the amount of revenues recognized during the quarter.  The revenues used in the calculation of these Ratios for the quarter ended July 4, 2014 included 13 weeks compared to 14 weeks in the quarter ended January 3, 2014.  As a result, revenues for the quarter ended July 4, 2014 declined by $106 million, compared to the quarter ended January 3, 2014.  The resulting decrease in revenues added four percentage points to the Ratio.

We believe that we have sufficient resources to fund our operating and capital expenditure requirements, to pay income taxes, and to service our debt for at least the next twelve months.  In the ordinary course of our business, we may experience various loss contingencies including, but not limited to, the pending legal proceedings identified in Note 13, “Commitments and Contingencies,” to our condensed consolidated financial statements included under Item 8 of this report, which may adversely affect our liquidity and capital resources.  We have determined that the restricted net assets as defined by Rule 4-08(e)(3) of Regulation S-X are less than 25% of our consolidated net assets.

Operating Activities

The increase in cash flows from operating activities for the six months ended July 4, 2014, compared to the six months ended June 28, 2013, was primarily due to the timing of billings, collections and advance payments from clients on accounts receivable, the timing of vendor and subcontractor payments, the timing of income tax payments, the reduction of employee incentive compensation payments and increased chemical demilitarization performance-based incentive fees.  For billings and collections of our accounts receivable, see our analysis of DSO and ratio of accounts receivable to quarterly revenues above.

Investing Activities

Capital expenditures, excluding purchases financed through capital leases and equipment notes, were $42 million and $46 million for the six months ended July 4, 2014 and June 28, 2013, respectively.

For the remainder of fiscal year 2014, we expect to incur approximately $55 million to $65 million in capital expenditures, a portion of which will be financed through capital leases or equipment notes.

Financing Activities

Net borrowings from our revolving line of credit increased $47 million for the six months ended July 4, 2014 compared to the same period in 2013. The increase in borrowings was primarily due to working capital requirements in Canada. We also used $266 million for the repurchase of our common stock during the first six months of 2014, compared to $93 million during the first six months of 2013.

Off-balance Sheet Arrangements

In the ordinary course of business, we use off-balance sheet arrangements when we believe that such an arrangement would be an efficient way to lower our cost of capital or help us manage the overall risks of our business operations.  We do not believe that such arrangements have had a material adverse effect on our financial position or our results of operations.  There have been no material changes to our existing off-balance sheet arrangements during the second quarter of fiscal year 2014.

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

The accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.  There were no material changes to these critical accounting policies during the six months ended July 4, 2014.

ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, “Adopted and Other Recently Issued Statements of Financial Accounting Standards,” to our Condensed Consolidated Financial Statements included under Part I – Item 1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowings under our 2011 Credit Facility.  We borrow under the 2011 Credit Facility at a fixed rate plus a market rate margin.  The margin is based on LIBOR or similar indexes.  Based on the outstanding term loan of $605 million and an outstanding revolving line of credit balance of $84 million under our 2011 Credit Facility, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our net-of-tax interest expense would increase by approximately $4 million.  Interest rates, as measured by LIBOR or similar indices, remain at historic low levels, thereby limiting how far we can measure a drop in interest rates.  As a result, under our analysis, if rates fall by 1% or by the maximum amount below 1%, our net-of-tax interest expense would be reduced by approximately $1 million.  This analysis is computed taking into account the current outstanding term loan of our 2011 Credit Facility, assumed interest rates and current debt payment schedule.  The result of this analysis would change if the underlying assumptions were modified.

Foreign Currency Risk

The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  From time to time, we purchase derivative financial instruments in the form of foreign currency exchange contracts to manage specific foreign currency exposures.  As of July 4, 2014, we did not have any derivative financial instruments.  We recorded a foreign currency translation gain of $39 million and a foreign currency translation loss of $39 million in “Other comprehensive income” for the three months ended July 4, 2014 and June 28, 2013, respectively.  We recorded a foreign currency translation gain of $22 million and a foreign currency translation loss of $76 million in “Other comprehensive income” for the six months ended July 4, 2014 and June 28, 2013, respectively.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our CEO and CFO, of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our CEO and CFO have concluded that our disclosures controls and procedures were effective as of July 4, 2014, the end of the period covered by this report, to provide reasonable assurance that the information required to be disclosed by us in the reports that we filed or submitted to the Securities and Exchange Commission (“SEC”) under the Exchange Act were (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 4, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings are pending against our subsidiaries and us.  The resolution of outstanding claims and litigation is subject to inherent uncertainty, and it is reasonably possible that resolution of any of the outstanding claims or litigation matters could have a material adverse effect on us.  See Note 13, “Commitments and Contingencies,” to our “Condensed Consolidated Financial Statements” included under Part 1 – Item 1 of this report for a discussion of our legal proceedings, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The following risk factors reflect material changes from the risk factors previously disclosed in Item 1A – Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014, which included a discussion of some of the factors that have affected our business, financial condition, and results of operations in the past and which could affect the future.  In addition to our other disclosures set forth or incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended January 3, 2014, the following risk factors could also affect our financial condition and results of operations:

Because the market price of AECOM’s common stock will fluctuate, URS stockholders cannot be sure of the value of the merger consideration they will receive at the time of the URS special meeting or at any time prior to the closing of the pending Merger with AECOM.

Upon completion of the pending Merger with AECOM, each share of the URS common stock will be converted into the right to receive merger consideration consisting of shares of AECOM common stock and/or cash pursuant to the terms of the Merger Agreement.  The value of the merger consideration to be received by URS stockholders will be based on the average five-day AECOM closing price at the time of the completion of the Merger.  This average price may vary from the closing price of AECOM’s common stock on the date we announced the Merger, on the date that the joint proxy statement/prospectus was mailed to URS’ stockholders and on the date of the special meeting of URS’ stockholders to be held to consider and vote on the merger and related proposals.  Any change in the market price of AECOM’s common stock prior to completion of the Merger will affect the value of the merger consideration that URS’ stockholders will receive upon completion of the Merger.  Accordingly, at the time of the URS special meeting and prior to the election deadline, URS’ stockholders will not necessarily know or be able to calculate the amount of the cash consideration they would receive or the exchange ratio used to determine the number of any shares of AECOM common stock they would receive upon the completion of the Merger.  Neither company is permitted to terminate the Merger Agreement or resolicit the vote of either company’s stockholders solely because of the changes in the market prices of either company’s stock.  Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations.  Many of these factors are beyond our control.

The pending Merger with AECOM is subject to a number of conditions, including governmental and regulatory conditions that may not be satisfied, and the Merger may not be completed on a timely basis, or at all.  Failure to complete the Merger could have material and adverse effects on us.

Completion of the pending Merger with AECOM is conditioned upon, among other matters, the receipt of governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under domestic and foreign antitrust regulations, and the receipt of any other consents or approvals of any governmental entity required to be obtained in connection with the Merger.  On August 4, 2014, the Federal Trade Commission granted URS and AECOM early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  In deciding whether to grant antitrust or other regulatory clearances, the relevant governmental entities will consider the effect of the Merger within their relevant jurisdictions.  The governmental agencies from which we and AECOM will seek the approvals have broad discretion in administering the governing regulations.  The terms and conditions of the approvals that are granted may impose requirements, limitations, costs, or place restrictions on the conduct of the combined company after the Merger.  There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that those conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the Merger or imposing additional material costs on, or materially limiting the revenues of, the combined company following the Merger.  In addition, we cannot provide assurances that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger.

If the Merger is not completed on a timely basis, or at all, our ongoing businesses may be adversely affected.  Additionally, in the event the Merger is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the Merger, including (i) the payment of certain fees and costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, (ii) the potential decline in the market price of our shares of common stock, (iii) the risk that we may not find a party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms set forth in the Merger Agreement with AECOM and (iv) the loss of time and resources.

Uncertainties associated with the pending Merger with AECOM may cause a loss of management personnel and other key employees that could adversely affect our future business, operations and financial results following the Merger.

Whether or not the pending Merger with AECOM is completed, the announcement and pendency of the Merger could disrupt our business.  We are dependent on the experience and industry knowledge of our senior management and other key employees.  In addition, the combined company’s success after the merger will depend in part upon the ability of AECOM and URS to retain key management personnel and other key employees.  Current and prospective employees of AECOM and URS may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on our ability to attract or retain key management and other key personnel.

Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees.  In addition, following the Merger, the combined company might not be able to locate suitable replacements for any such key employees who leave URS or offer employment to potential replacements on reasonable terms.

Lawsuits have been filed against us challenging the pending Merger with AECOM, and an adverse ruling may prevent the Merger from being completed.

We, as well as the members of our Board of Directors, have been named as defendants in lawsuits brought by purported stockholders of URS challenging our Board of Directors’ actions in connection with the Merger Agreement and seeking, among other things, injunctive relief to enjoin the defendants from completing the pending Merger with AECOM on the agreed-upon terms.  One of the conditions to the closing of the Merger is that no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint or prohibition shall be in effect, and no law shall have been enacted, entered, promulgated, enforced or deemed applicable by any governmental entity that, in any such case, prohibits or makes illegal the consummation of the Merger.  Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of URS.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or endorse, encourage or facilitate competing third-party proposals for the acquisition of our company’s shares or assets.  Further, even if our Board of Directors withdraws or changes its recommendation with respect to the Merger, we will still be required to submit each of our Merger-related proposals to a vote at our stockholder meeting.  In addition, AECOM generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before our Board of Directors may withdraw or change its recommendation with respect to the Merger.  In certain circumstances in connection with the termination of the Merger Agreement, AECOM must pay a termination fee to us equal to $140 million, or $240 million if the Merger Agreement is terminated by us under circumstances where all closing conditions have been satisfied but AECOM’s debt financing is not available to complete the Merger and AECOM fails to close the Merger.  In certain circumstances in connection with the termination of the Merger Agreement, we must pay to AECOM a termination fee equal to $140 million.  If the Merger Agreement is terminated by a party because of certain breaches by the other party, then the non-terminating party will be required to reimburse the terminating party for its reasonable out-of-pocket fees and expenses up to $40 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of URS from considering or proposing that acquisition, at a higher per-share cash or market value than the market value proposed to be received or realized in the Merger, or might result in a potential third-party acquirer proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee and/or expense reimbursement that may become payable in certain circumstances.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by us or by any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of our common shares during the three monthly periods that compose our second quarter of 2014:

	(a) Total Number of Shares Purchased (1,2)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

	(In millions, except average price paid per share)

April 5, 2014 – May 2, 2014	—		$—	—	6.3
May 3, 2014 – May 30, 2014	—		—	—	6.3
May 31, 2014 – July 4, 2014	—	†	45.20	—	6.3
Total	—			—

†	Represents less than half a million shares.

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

Under the terms of the Merger Agreement with AECOM, we are generally prohibited from paying dividends on or repurchasing our common stock before the close of the Merger, except that we are permitted to pay regular quarterly dividends consistent with past practice.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)	Exhibits

Incorporated by Reference (Exchange Act Filings Located at File No. 011-07567)
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated as of July 11, 2014, by and among URS Corporation, AECOM Technology Corporation, ACM Mountain I, LLC and ACM Mountain II, LLC.	8-K	2.1	7/14/2014
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 20, 2014.	10-K	3.2	3/3/2014
10.1*	Letter Agreement between URS Corporation and Martin M. Koffel, dated as of June 2, 2014.	8-K	99.1	6/3/2014
10.2*	Third Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of June 30, 2014.	8-K	99.1	6/30/2014
10.3*	Third Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of June 30, 2014.	8-K	99.2	6/30/2014
10.4*	Third Amendment to Employment Agreement between URS Federal Services, Inc. and Randall A. Wotring, dated as of June 30, 2014.	8-K	99.3	6/30/2014
10.5*	Seventh Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of June 30, 2014.				X
10.6*	First Amendment to Amended and Restated Employment Agreement between URS E&C Holdings, Inc. and George L. Nash, Jr. dated as of June 30, 2014.				X
10.7*	Second Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of June 30, 2014.				X
10.8*	Third Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of June 30, 2014.				X
10.9*	Second Amendment to Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of June 30, 2014.				X
10.10*	Employment Agreement between URS Corporation and Olga Perkovic, dated as of June 30, 2014.				X
10.11*	Revised Compensatory Arrangement for George L. Nash, Jr.				X
10.12*	URS Corporation Restated Incentive Compensation Plan, as amended and restated May 28, 2014.				X
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32**	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
95	Mine Safety Disclosure				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.

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

URS CORPORATION

Dated: August 12, 2014	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

Exhibit No.	Description
10.5	Seventh Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of June 30, 2014.
10.6	First Amendment to Amended and Restated Employment Agreement between URS E&C Holdings, Inc. and George L. Nash, Jr., dated as of June 30, 2014.
10.7	Second Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of June 30, 2014.
10.8	Third Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of June 30, 2014.
10.9	Second Amendment to Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of June 30, 2014.
10.10	Employment Agreement between URS Corporation and Olga Perkovic, dated as of June 30, 2014.
10.11	Revised Compensatory Arrangement for George L. Nash, Jr.
10.12	URS Corporation Restated Incentive Compensation Plan, as amended and restated May 28, 2014.
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.