Form 10-Q/A
period 2014-07-04
URS CORP /NEW/
filed 2014-08-13
CIK 102379

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

Explanatory Note

This Amendment No.1 on Form 10-Q amends the Form 10-Q filed with the Securities and Exchange Commission on August 12, 2014 solely to correct formatting errors in the XBRL document exhibits.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

a)	Exhibits

		Incorporated by Reference (Exchange Act Filings Located at File No. 011-07567)
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated as of July 11, 2014, by and among URS Corporation, AECOM Technology Corporation, ACM Mountain I, LLC and ACM Mountain II, LLC.	8-K	2.1	7/14/2014
3.1	Restated Certificate of Incorporation of URS Corporation, as filed with the Secretary of State of Delaware on September 9, 2008.	8-K	3.01	9/11/2008
3.2	Bylaws of URS Corporation as amended on February 20, 2014.	10-K	3.2	3/3/2014
10.1*	Letter Agreement between URS Corporation and Martin M. Koffel, dated as of June 2, 2014.	8-K	99.1	6/3/2014
10.2*	Third Amendment to Employment Agreement between URS Corporation and H. Thomas Hicks, dated as of June 30, 2014.	8-K	99.1	6/30/2014
10.3*	Third Amendment to Employment Agreement between URS Corporation and Gary V. Jandegian, dated as of June 30, 2014.	8-K	99.2	6/30/2014
10.4*	Third Amendment to Employment Agreement between URS Federal Services, Inc. and Randall A. Wotring, dated as of June 30, 2014.	8-K	99.3	6/30/2014
10.5*	Seventh Amendment to Employment Agreement between URS Corporation and Joseph Masters, dated as of June 30, 2014.	10-Q	10.5	8/12/2014
10.6*	First Amendment to Amended and Restated Employment Agreement between URS E&C Holdings, Inc. and George L. Nash, Jr. dated as of June 30, 2014.	10-Q	10.6	8/12/2014
10.7*	Second Amendment to Employment Agreement between URS Corporation and Thomas W. Bishop, dated as of June 30, 2014.	10-Q	10.7	8/12/2014
10.8*	Third Amendment to Employment Agreement between URS Corporation and Reed N. Brimhall, dated as of June 30, 2014.	10-Q	10.8	8/12/2014

*	Represents a management contract or compensatory plan or arrangement.

		Incorporated by Reference (Exchange Act Filings Located at File No. 011-07567)
Exhibit				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith
10.9*	Second Amendment to Amended and Restated Employment Agreement between URS Corporation and Susan B. Kilgannon, dated as of June 30, 2014.	10-Q	10.9	8/12/2014
10.10*	Employment Agreement between URS Corporation and Olga Perkovic, dated as of June 30, 2014.	10-Q	10.10	8/12/2014
10.11*	Revised Compensatory Arrangement for George L. Nash, Jr.	10-Q	10.11	8/12/2014
10.12*	URS Corporation Restated Incentive Compensation Plan, as amended and restated May 28, 2014.	10-Q	10.12	8/12/2014
31.1	Certification of URS Corporation’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	31.1	8/12/2014
31.2	Certification of URS Corporation’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	31.2	8/12/2014
32**	Certification of URS Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32	8/12/2014
95	Mine Safety Disclosure	10-Q	95	8/12/2014
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Represents a management contract or compensatory plan or arrangement.
**
Document has been furnished and not filed and not to be incorporated into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, URS Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

URS CORPORATION

Dated: August 13, 2014	By:	/s/ Reed N. Brimhall
Reed N. Brimhall
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.